Form 10-Q
period 2017-06-30
AMEDISYS INC
filed 2017-07-27
CIK 896262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and ‘emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, is as follows: Common stock, $0.001 par value, 33,862,096 shares outstanding as of July 21, 2017.

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

Available Information

Our company website address is www.amedisys.com. We use our website as a channel of distribution for important company information. Important information, including press releases, investor presentations and financial information regarding our company, is routinely posted on and accessible on the Investor Relations subpage of our website, which is accessible by clicking on the tab labeled “Investors” on our website home page. Visitors to our website can also register to receive automatic e-mail and other notifications alerting them when new information is made available on the Investor Relations subpage of our website. In addition, we make available on the Investor Relations subpage of our website (under the link “SEC filings”) free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, ownership reports on Forms 3, 4 and 5 and any amendments to those reports as soon as practicable after we electronically file such reports with the SEC. Further, copies of our Certificate of Incorporation and Bylaws, our Code of Ethical Business Conduct, our Corporate Governance Guidelines and the charters for the Audit, Compensation, Quality of Care, Compliance and Ethics and Nominating and Corporate Governance Committees of our Board are also available on the Investor Relations subpage of our website (under the link “Corporate Governance”).

Additionally, the public may read and copy any of the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at (800) SEC-0330. Our electronically filed reports can also be obtained on the SEC’s internet site at http://www.sec.gov.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	June 30, 2017
	(Unaudited)	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$59,164	$30,197
Patient accounts receivable, net of allowance for doubtful accounts of $17,865 and 17,716	173,388	166,056
Prepaid expenses	8,800	7,397
Other current assets	31,789	11,260

Total current assets	273,141	214,910

Property and equipment, net of accumulated depreciation of $144,708 and $138,650	34,420	36,999
Goodwill	313,663	288,957
Intangible assets, net of accumulated amortization of $29,254 and $27,864	45,523	46,755
Deferred income taxes	100,806	107,940
Other assets, net	38,320	38,468

Total assets	$805,873	$734,029

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$29,119	$30,358
Payroll and employee benefits	81,331	82,480
Accrued charge related to Securities Class Action Lawsuit settlement	43,750	—
Accrued expenses	62,981	63,290
Current portion of long-term obligations	8,137	5,220

Total current liabilities	225,318	181,348
Long-term obligations, less current portion	83,157	87,809
Other long-term obligations	4,337	3,730

Total liabilities	312,812	272,887

Commitments and Contingencies - Note 5

Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized; 35,609,934 and 35,253,577 shares issued; and 33,850,633 and 33,597,215 shares outstanding	36	35
Additional paid-in capital	555,029	537,472
Treasury stock at cost, 1,759,301 and 1,656,362 shares of common stock	(52,500)	(46,774)
Accumulated other comprehensive income	15	15
Retained deficit	(10,505)	(30,545)

Total Amedisys, Inc. stockholders’ equity	492,075	460,203
Noncontrolling interests	986	939

Total equity	493,061	461,142

Total liabilities and equity	$805,873	$734,029

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	For the Three-Month Periods Ended June 30,		For the Six-Month Periods Ended June 30,
	2017	2016	2017	2016
Net service revenue	$378,821	$360,746	$749,279	$709,563
Cost of service, excluding depreciation and amortization	219,765	206,505	435,550	408,342
General and administrative expenses:
Salaries and benefits	74,943	77,343	149,402	154,060
Non-cash compensation	4,356	3,736	8,230	7,806
Other	41,617	45,576	82,034	92,293
Provision for doubtful accounts	4,651	4,253	10,992	8,193
Depreciation and amortization	4,537	4,975	8,954	9,448
Securities Class Action Lawsuit settlement, net	28,712	—	28,712	—

Operating expenses	378,581	342,388	723,874	680,142

Operating income	240	18,358	25,405	29,421
Other income (expense):
Interest income	41	9	60	31
Interest expense	(1,197)	(1,303)	(2,265)	(2,415)
Equity in earnings from equity method investments	2,355	363	2,249	358
Miscellaneous, net	1,127	658	2,239	1,393

Total other income (expense), net	2,326	(273)	2,283	(633)

Income before income taxes	2,566	18,085	27,688	28,788
Income tax benefit (expense)	1,963	(7,242)	(7,960)	(11,630)

Net income	4,529	10,843	19,728	17,158
Net income attributable to noncontrolling interests	(68)	(147)	(137)	(249)

Net income attributable to Amedisys, Inc.	$4,461	$10,696	$19,591	$16,909

Basic earnings per common share:
Net income attributable to Amedisys, Inc. common stockholders	$0.13	$0.32	$0.58	$0.51
Weighted average shares outstanding	33,637	33,197	33,540	33,059

Diluted earnings per common share:
Net income attributable to Amedisys, Inc. common stockholders	$0.13	$0.32	$0.57	$0.50
Weighted average shares outstanding	34,329	33,708	34,203	33,641

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Six-Month Periods Ended June 30,
	2017	2016
Cash Flows from Operating Activities:
Net income	$19,728	$17,158
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,954	9,448
Provision for doubtful accounts	10,992	8,193
Non-cash compensation	8,230	7,806
401(k) employer match	4,367	3,440
Loss on disposal of property and equipment	147	522
Deferred income taxes	7,582	11,362
Equity in earnings from equity method investments	(2,249)	(358)
Amortization of deferred debt issuance costs	370	370
Return on equity investment	3,416	362
Changes in operating assets and liabilities, net of impact of acquisitions:
Patient accounts receivable	(17,825)	(30,349)
Other current assets	(6,892)	5,551
Other assets	(1,148)	(11,943)
Accounts payable	1,093	8,608
Securities Class Action Lawsuit settlement accrual, net	28,712	—
Accrued expenses	(2,743)	(2,811)
Other long-term obligations	607	(464)

Net cash provided by operating activities	63,341	26,895

Cash Flows from Investing Activities:
Proceeds from sale of deferred compensation plan assets	565	230
Purchase of investment	(436)	(432)
Purchases of property and equipment	(7,449)	(9,915)
Acquisitions of businesses, net of cash acquired	(24,128)	(27,634)

Net cash used in investing activities	(31,448)	(37,751)

Cash Flows from Financing Activities:
Proceeds from issuance of stock upon exercise of stock options and warrants	4,203	—
Proceeds from issuance of stock to employee stock purchase plan	1,187	1,207
Shares withheld upon stock vesting	(5,726)	—
Tax benefit from stock options exercised and restricted stock vesting	—	7,130
Non-controlling interest distribution	(90)	(200)
Proceeds from revolving line of credit	—	84,000
Repayments of revolving line of credit	—	(84,000)
Principal payments of long-term obligations	(2,500)	(2,500)
Purchase of company stock	—	(12,315)

Net cash used in financing activities	(2,926)	(6,678)

Net increase (decrease) in cash and cash equivalents	28,967	(17,534)
Cash and cash equivalents at beginning of period	30,197	27,502

Cash and cash equivalents at end of period	$59,164	$9,968

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,172	$1,359

Cash paid for income taxes, net of refunds received	$284	$825

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. NATURE OF OPERATIONS, CONSOLIDATION AND PRESENTATION OF FINANCIAL STATEMENTS

Amedisys, Inc., a Delaware corporation, and its consolidated subsidiaries (“Amedisys,” “we,” “us,” or “our”) are a multi-state provider of home health, hospice and personal care services with approximately 75% of our revenue derived from Medicare for the three and six-month periods ended June 30, 2017 and approximately 78% of our revenue derived from Medicare for the three and six-month periods ended June 30, 2016. As of June 30, 2017, we owned and operated 329 Medicare-certified home health care centers, 81 Medicare-certified hospice care centers and 16 personal-care care centers in 34 states within the United States and the District of Columbia.

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

We account for investments in entities in which we have the ability to exercise significant influence under the equity method if we hold 50% or less of the voting stock and the entity is not a variable interest entity in which we are the primary beneficiary. The book value of investments that we accounted for under the equity method of accounting was $27.1 million as of June 30, 2017, and $27.8 million as of December 31, 2016. We account for investments in entities in which we have less than a 20% ownership interest under the cost method of accounting if we do not have the ability to exercise significant influence over the investee.

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

In addition to revenue recognized on completed episodes, we also recognize a portion of revenue associated with episodes in progress. Episodes in progress are 60-day episodes of care that begin during the reporting period, but were not completed as of the end of the period. We estimate this revenue on a monthly basis based upon historical trends. The primary factors underlying this estimate are the number of episodes in progress at the end of the reporting period, expected Medicare revenue per episode and our estimate of the average percentage complete based on the number of days elapsed during an episode of care. As of June 30, 2017 and 2016, the difference between the cash received from Medicare for a request for anticipated payment (“RAP”) on episodes in progress and the associated estimated revenue was immaterial and, therefore, the resulting credits were recorded as a reduction to our outstanding patient accounts receivable in our condensed consolidated balance sheets for such periods.

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

Hospice Revenue Recognition

Hospice Medicare Revenue

Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the estimated payment rates. The estimated payment rates are daily or hourly rates for each of the four levels of care we deliver. The four levels of care are routine care, general inpatient care, continuous home care and respite care. Routine care accounts for 99% of our total net Medicare hospice service revenue for each of the three-month periods ended June 30, 2017, and 2016, respectively, and 98% of our total net Medicare hospice

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

service revenue for each of the six-month periods ended June 30, 2017, and 2016, respectively. Beginning January 1, 2016, the Centers for Medicare and Medicaid Services (“CMS”) has provided for two separate payment rates for routine care: payments for the first 60 days of care and care beyond 60 days. In addition to the two routine rates, beginning January 1, 2016, Medicare is also reimbursing for a service intensity add-on (“SIA”). The SIA is based on visits made in the last seven days of life by a registered nurse (“RN”) or medical social worker (“MSW”) for patients in a routine level of care.

We make adjustments to Medicare revenue for an inability to obtain appropriate billing documentation or acceptable authorizations and other reasons unrelated to credit risk. We estimate the impact of these adjustments based on our historical experience, which primarily includes our historical collection rate of over 99% on Medicare claims, and record it during the period services are rendered as an estimated revenue adjustment and as a reduction to our outstanding patient accounts receivable.

Additionally, as Medicare hospice revenue is subject to an inpatient cap limit and an overall payment cap for each provider number, we monitor these caps and estimate amounts due back to Medicare if we estimate a cap has been exceeded. We record these adjustments as a reduction to revenue and an increase in other accrued liabilities. Beginning for the cap year ending October 31, 2014, providers are required to self-report and pay their estimated cap liability by March 31st of the following year. As of June 30, 2017, we have settled our Medicare hospice reimbursements for all fiscal years through October 31, 2012. As of June 30, 2017 we have recorded $1.3 million for estimated amounts due back to Medicare in other accrued liabilities for the Federal cap years ended October 31, 2013 through October 31, 2017. As of December 31, 2016, we had recorded $0.8 million for estimated amounts due back to Medicare in other accrued liabilities for the Federal cap years ended October 31, 2013 through October 31, 2016.

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

Personal Care Revenue Recognition

Personal Care Non-Medicare Revenue

We generate net service revenues by providing our services directly to patients primarily on a per hour, visit or unit basis. We receive payment for providing such services from our customers, including state and local governmental agencies, managed care organizations, commercial insurers and private consumers. Net service revenues are principally provided based on authorized hours, visits or units determined by the relevant agency, at a rate that is either contractual or fixed by legislation, which are recognized as net service revenue at the time services are rendered.

Patient Accounts Receivable

Our patient accounts receivable are uncollateralized and consist of amounts due from Medicare, Medicaid, other third-party payors and patients. As of June 30, 2017 there is only one single payor, other than Medicare, that accounts for more than 10% of our total outstanding patient receivables (approximately 12.3%). Thus, we believe there are no other significant concentrations of receivables that would subject us to any significant credit risk in the collection of our patient accounts receivable. We fully reserve for accounts which are aged at 365 days or greater. We write off accounts on a monthly basis once we have exhausted our collection efforts and deem an account to be uncollectible.

We believe the credit risk associated with our Medicare accounts, which represent 58% and 61% of our net patient accounts receivable at June 30, 2017 and December 31, 2016, respectively, is limited due to our historical collection rate of over 99% from Medicare and the fact that Medicare is a U.S. government payor. Accordingly, we do not record an allowance for doubtful accounts for our Medicare patient accounts receivable, which are recorded at their net realizable value after recording estimated revenue adjustments as discussed above. During the three and six-month periods ended June 30, 2017, we recorded $5.0 million and $8.4 million, respectively, in estimated revenue adjustments to Medicare revenue as compared to $2.6 million and $4.3 million during the three and six-month periods ended June 30, 2016, respectively.

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

Fair Value of Financial Instruments

The following details our financial instruments where the carrying value and the fair value differ (amounts in millions):

	Fair Value at Reporting Date Using
Financial Instrument	Carrying Value as of June 30, 2017	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term obligations	$93.6	$—	$94.3	$—

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

	For the Three-Month Periods Ended June 30,		For the Six-Month Periods Ended June 30,
	2017	2016	2017	2016
Weighted average number of shares outstanding - basic	33,637	33,197	33,540	33,059
Effect of dilutive securities:
Stock options	329	181	285	134
Non-vested stock and stock units	363	330	378	448

Weighted average number of shares outstanding - diluted	34,329	33,708	34,203	33,641

Anti-dilutive securities	169	199	248	240

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which will simplify the accounting for share-based payment award transactions, including income tax consequences, classification of awards as either equity or liability and classification on the statement of cash flows. The ASU is effective for annual and interim periods beginning after December 15, 2016. We adopted this ASU effective January 1, 2017, and as a result, we recorded a $0.4 million increase to our non-current deferred tax asset and retained earnings for tax benefits that were not previously recognized under the prior rules. Additionally, on a prospective basis, we recorded excess tax benefits as a discrete item in our income tax provision within our condensed consolidated statements of operations. We recorded excess tax benefits of $2.9 million and $3.1 million within our consolidated statements of operations for the three and six-month periods ended June 30, 2017, respectively. Historically these amounts were recorded as additional paid-in capital in our condensed consolidated balance sheet. We also elected to prospectively apply the change to the presentation of cash payments made to taxing authorities on the employees’ behalf for shares withheld upon stock vesting on our condensed consolidated statements of cash flows for the six-month period ended June 30, 2017. We have also elected to continue our current policy of estimating forfeitures of stock-based compensation awards at grant date and revising in subsequent periods to reflect actual forfeitures.

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment, which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge (Step 2 of the goodwill impairment test). Instead, impairment will be measured using the difference of the carrying amount to the fair value of the reporting unit. The ASU is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted. The Company is evaluating the effect that ASU 2017-04 will have on its consolidated financial statements and related disclosures and the effect of the standard on its ongoing financial reporting.

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

On May 1, 2017, we acquired three home health care centers (one in each Illinois, Massachusetts and Texas) and two hospice care centers (one in each Arizona and Massachusetts) from Tenet Healthcare for a total purchase price of $20.5 million, (subject to certain adjustments). The purchase price was paid with cash on hand on the date of the transaction. Based on our preliminary purchase price allocation, we recorded goodwill ($20.9 million) and other assets and liabilities, net ($0.8 million) in connection with this acquisition during the three-month period ended June 30, 2017. We will finalize the purchase price allocation for this acquisition once we receive the final valuation report from our outside appraisal firm. Our consolidated results include revenue of approximately $3.3 million and operating loss of approximately $0.4 million related to this acquisition for each of the three and six-month periods ended June 30, 2017.

4. LONG-TERM OBLIGATIONS

Long-term debt consisted of the following for the periods indicated (amounts in millions):

	June 30, 2017	December 31, 2016
$100.0 million Term Loan; principal payments plus accrued interest payable quarterly; interest rate at ABR Rate plus applicable percentage or Eurodollar Rate plus the applicable percentage (3.23% at June 30, 2017); due August 28, 2020	$92.5	$95.0
$200.0 million Revolving Credit Facility; interest only payments; interest rate at ABR Rate plus applicable percentage or Eurodollar Rate plus the applicable percentage; due August 28, 2020	—	—
Promissory notes	1.1	0.7
Deferred debt issuance costs	(2.3)	(2.7)

	91.3	93.0

Current portion of long-term obligations	(8.1)	(5.2)

Total	$83.2	$87.8

Our weighted average interest rate for our $100.0 million Term Loan, under our Credit Agreement, was 3.0% and 2.9% for the three and six-month periods ended June 30, 2017, respectively, and 2.4% for the three and six-month periods ended June 30, 2016, respectively. Our weighted average interest rate for our $200.0 million Revolving Credit Facility was 3.3% and 3.2% for the three and six-month periods ended June 30, 2016, respectively.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2017, our consolidated leverage ratio, as defined by our Credit Agreement, was 1.0, our consolidated fixed charge coverage ratio, as defined by our Credit Agreement, was 3.9 and we are in compliance with our Credit Agreement. In the event we are not in compliance with our debt covenants in the future, we would pursue various alternatives in an attempt to successfully resolve the non-compliance, which might include, among other things, seeking debt covenant waivers or amendments.

As of June 30, 2017, our availability under our $200.0 million Revolving Credit Facility was $170.4 million as we had $29.6 million outstanding in letters of credit.

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

On June 12, 2017, the Company reached an agreement-in-principle to settle this matter. All parties to the action executed a binding term sheet that, subject to final documentation and court approval, provides in part for a settlement payment of approximately $43.7 million, which we have accrued as of June 30, 2017, and the dismissal with prejudice of the litigation. Approximately $15.0 million of the settlement amount will be paid by the Company’s insurance carriers and has been recorded with other current assets in our condensed consolidated balance sheet as of June 30, 2017. The net of these two amounts, $28.7 million, was recorded as a charge in our condensed consolidated statements of operations during the three-month period ended June 30, 2017.

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

In July 2010, our subsidiary that provides hospice services in Florence, South Carolina received from a Zone Program Integrity Contractor (“ZPIC”) a request for records regarding a sample of 30 beneficiaries who received services from the subsidiary during the period of January 1, 2008 through March 31, 2010 (the “Review Period”) to determine whether the underlying services met pertinent Medicare payment requirements. We acquired the hospice operations subject to this review on August 1, 2009; the Review Period covers time periods both before and after our ownership of these hospice operations. Based on the ZPIC’s findings for 16 beneficiaries, which were extrapolated to all claims for hospice services provided by the Florence subsidiary billed during the Review Period, on June 6, 2011, the Medicare Administrative Contractor (“MAC”) for the subsidiary issued a notice of overpayment seeking recovery from our subsidiary of an alleged overpayment. We dispute these findings, and our Florence subsidiary has filed appeals through the Original Medicare Standard Appeals Process, in which we are seeking to have those findings overturned. An ALJ hearing was held in early January 2015. On January 18, 2016, we received a letter dated January 6, 2016 referencing the ALJ hearing decision for the overpayment issued on June 6, 2011. The decision was partially favorable with a new overpayment amount of $3.7 million with a balance owed of $5.6 million including interest based on 9 disputed claims (originally 16). We filed an appeal to the Medicare Appeals Council on the remaining 9 disputed claims and also argued that the statistical method used to select the sample was not valid. No assurances can be given as to the timing or outcome of the Medicare Appeals Council decision. As of June 30, 2016, Medicare has withheld payments of $5.7 million (including additional interest) as part of their standard procedures once this level of the appeal process has been reached. In the event we are not able to recoup this alleged overpayment, we are indemnified by the prior owners of the hospice operations for amounts relating to the period prior to August 1, 2009. As of June 30, 2017, we have an indemnity receivable of approximately $4.9 million for the amount withheld related to the period prior to August 1, 2009.

In July 2016, the Company received a request for medical records from SafeGuard Services, L.L.C (“SafeGuard”), a ZPIC related to services provided by some of the care centers that the Company acquired from Infinity Home Care, L.L.C. The review period covers time periods both before and after our ownership of the care centers, which were acquired on December 31, 2015. Subsequent to the initial ZPIC letter, the Company received additional requests for information regarding a group of its care centers in Florida including post payment claims reviews, letters notifying the Company that various care centers have been placed on prepayment review or payment suspension and requests for repayment. As of June 30, 2017, $7.6 million of net receivables have been impacted by this payment suspension. As these matters continue to develop, the Company is cooperating with SafeGuard, responding to all requests for information, and working to resolve these matters. We are also taking administrative appeals of many of the claims identified by the ZPIC. Based on the information currently available to the Company and the uncertainty regarding the scope of this audit and the outcome of the administrative appeals, the Company cannot predict the timing or outcome of this audit or reasonably estimate the amount or range of potential losses, which may arise from this matter.

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

Our health insurance has an exposure limit of $0.9 million for any individual covered life. Our workers’ compensation insurance has a retention limit of $0.5 million per incident and our professional liability insurance has a retention limit of $0.3 million per incident.

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

	For the Three-Month Period Ended June 30, 2017
	Home Health	Hospice	Personal Care	Other	Total
Net service revenue	$273.7	$90.7	$14.4	$—	$378.8
Cost of service, excluding depreciation and amortization	164.8	44.7	10.3	—	219.8
General and administrative expenses	68.9	19.0	3.0	30.0	120.9
Provision for doubtful accounts	3.4	1.2	0.1	—	4.7
Depreciation and amortization	1.0	0.2	—	3.3	4.5
Securities Class Action Lawsuit settlement, net	—	—	—	28.7	28.7

Operating expenses	238.1	65.1	13.4	62.0	378.6

Operating income (loss)	$35.6	$25.6	$1.0	$(62.0)	$0.2

	For the Three-Month Period Ended June 30, 2016
	Home Health	Hospice	Personal Care	Other	Total
Net service revenue	$275.5	$75.8	$9.4	$—	$360.7
Cost of service, excluding depreciation and amortization	160.3	39.4	6.8	—	206.5
General and administrative expenses	72.3	17.4	2.3	34.7	126.7
Provision for doubtful accounts	3.5	0.7	—	—	4.2
Depreciation and amortization	1.6	0.3	—	3.1	5.0

Operating expenses	237.7	57.8	9.1	37.8	342.4

Operating income (loss)	$37.8	$18.0	$0.3	$(37.8)	$18.3

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	For the Six-Month Period Ended June 30, 2017
	Home Health	Hospice	Personal Care	Other	Total
Net service revenue	$545.0	$176.3	$28.0	$—	$749.3
Cost of service, excluding depreciation and amortization	327.8	87.1	20.7	—	435.6
General and administrative expenses	136.9	37.0	6.2	59.5	239.6
Provision for doubtful accounts	7.1	3.7	0.2	—	11.0
Depreciation and amortization	1.9	0.5	0.1	6.5	9.0
Securities Class Action Lawsuit settlement, net	—	—	—	28.7	28.7

Operating expenses	473.7	128.3	27.2	94.7	723.9

Operating income (loss)	$71.3	$48.0	$0.8	$(94.7)	$25.4

	For the Six-Month Period Ended June 30, 2016
	Home Health	Hospice	Personal Care	Other	Total
Net service revenue	$548.2	$148.8	$12.5	$—	$709.5
Cost of service, excluding depreciation and amortization	321.1	78.2	9.0	—	408.3
General and administrative expenses	143.5	34.3	2.7	73.7	254.2
Provision for doubtful accounts	6.8	1.4	—	—	8.2
Depreciation and amortization	2.8	0.6	—	6.0	9.4

Operating expenses	474.2	114.5	11.7	79.7	680.1

Operating income (loss)	$74.0	$34.3	$0.8	$(79.7)	$29.4

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition for the three and six-month periods ended June 30, 2017. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included herein, and the consolidated financial statements and notes and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (“SEC”) on March 1, 2017 (the “Form 10-K”), which are incorporated herein by this reference.

Unless otherwise provided, “Amedisys,” “we,” “our,” and the “Company” refer to Amedisys, Inc. and our consolidated subsidiaries.

Overview

We are a provider of high-quality in-home healthcare and related services to the chronic, co-morbid, aging American population, with approximately 75% of our revenue derived from Medicare for the three and six-month periods ended June 30, 2017, and approximately 78% of our revenue derived from Medicare for the three and six-month periods ended June 30, 2016.

Our operations involve servicing patients through our three reportable business segments: home health, hospice and personal care. Our home health segment delivers a wide range of services in the homes of individuals who may be recovering from an illness, injury or surgery. Our hospice segment provides care that is designed to provide comfort and support for those who are facing a terminal illness. Our personal care segment provides patients assistance with the essential activities of daily living. As of June 30, 2017, we owned and operated 329 Medicare-certified home health care centers, 81 Medicare-certified hospice care centers and 16 personal-care care centers in 34 states within the United States and the District of Columbia.

Owned and Operated Care Centers

	Home Health	Hospice	Personal Care
At December 31, 2016	327	79	14
Acquisitions	3	2	3
Closed/Consolidated	(1)	—	(1)

At June 30, 2017	329	81	16

Recent Developments

Governmental Inquiries and Investigations and Other Litigation

We have reached an agreement-in-principle to resolve the Securities Class Action Lawsuit. All parties to the action executed a binding term sheet that, subject to final documentation and court approval, provides in part for a settlement payment of approximately $43.7 million, which we have accrued as of June 30, 2017, and the dismissal with prejudice of the litigation. Approximately $15.0 million of the settlement amount will be paid by the Company’s insurance carriers and has been recorded with other current assets in our condensed consolidated balance sheet as of June 30, 2017. The net of these two amounts, $28.7 million, was recorded as a charge in our condensed consolidated statements of operations during the three-month period ended June 30, 2017. See Note See Note 5 – Commitments and Contingencies to our condensed consolidated financial statements for additional information regarding this matter.

In addition, see Note 5 – Commitments and Contingencies to our condensed consolidated financial statements for additional information regarding our corporate integrity agreement and for a discussion of and updates regarding other legal proceeding and investigations we are involved in. No assurances can be given as to the timing or outcome of these items.

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

On July 25, 2017, CMS issued proposed payment changes for Medicare home health providers for 2018 and 2019. CMS estimates that the net impact of the payment provisions of the proposed changes will result in a decrease of 0.4% in reimbursement to home health providers in 2018. This decrease is the result of a 1.0% home health payment update, a 0.9% adjustment to the national, standardized 60-day episode payment rate to account for nominal case-mix growth and the sunset of the rural add-on provision. Additionally, the proposed rule includes changes to the home health prospective payment system (HH PPS) case-mix adjustment methodology referred to as the Home Health Groupings Model (HHGM). The HHGM includes a change in the unit of payment from 60-day episodes of care to 30-day periods of care. This change is proposed to be implemented January 1, 2019 and would result in an estimated 2.2% - 4.3% decrease in reimbursement to home health providers in 2019. We are currently evaluating the proposed rule’s impact on our home health operations.

Results of Operations

Three-Month Period Ended June 30, 2017 Compared to the Three-Month Period Ended June 30, 2016

Consolidated

The following table summarizes our results (amounts in millions):

	For the Three-Month Periods Ended June 30,
	2017	2016
Net service revenue	$378.8	$360.7
Gross margin, excluding depreciation and amortization	159.0	154.2
% of revenue	42.0%	42.8%
Other operating expenses	130.1	135.9
% of revenue	34.3%	37.7%
Securities Class Action Lawsuit settlement, net	28.7	—

Operating income	0.2	18.3

Total other income (expense), net	2.3	(0.3)
Income tax benefit (expense)	2.0	(7.2)
Effective income tax rate	(76.5%)	40.0%

Net income	4.5	10.8

Net income attributable to noncontrolling interests	(0.1)	(0.1)

Net income attributable to Amedisys, Inc.	$4.5	$10.7

Overall, our operating income decreased $18 million on a revenue increase of $18 million which was offset by a $13 million increase in cost of service and a $23 million increase in other operating expenses, primarily related to the Securities Class Action Lawsuit settlement accrual. Excluding approximately $30 million for the Securities Class Action Lawsuit settlement accrual (see Note 5 – Commitments and Contingencies to our condensed consolidated financial statements) and related legal fees, our operating income increased $12 million driven by the performance of our hospice division and reductions in corporate operating expenses as the result of Homecare Homebase (“HCHB”) implementation costs incurred during the three-month period ended June 30, 2016. Additionally, our results for the three-month period June 30, 2017 include the results of our acquisition of three home health and two hospice care centers on May 1, 2017, which added approximately $1 million in other operating expenses related to care center costs and approximately $1 million related to integration costs.

Total other income (expense), net for the three-month period ended June 30, 2017 includes a gain from an equity method investment of approximately $2 million.

Home Health Division

The following table summarizes our home health segment results from continuing operations:

	For the Three-Month Periods Ended June 30,
	2017	2016
Financial Information (in millions):
Medicare	$198.3	$208.4
Non-Medicare	75.4	67.1

Net service revenue	273.7	275.5
Cost of service	164.8	160.3

Gross margin	108.9	115.2
Other operating expenses	73.3	77.4

Operating income	$35.6	$37.8

Same Store Growth (1):
Medicare revenue	(5%)	4%
Non-Medicare revenue	12%	13%
Medicare admissions	(4%)	4%
Total Episodic admissions	(1%)	5%
Total admissions	—%	3%

Key Statistical Data - Total (2):
Medicare:
Admissions	47,260	48,982
Recertifications	26,839	26,020
Completed episodes	73,872	74,027
Visits	1,271,747	1,315,417
Average revenue per completed episode (3)	$2,829	$2,850
Visits per completed episode (4)	17.5	17.7

Non-Medicare:
Admissions	26,225	24,237
Recertifications	11,462	9,640
Visits	579,328	515,062
Visiting Clinician Cost per Visit	$80.61	$79.44
Clinical Manager Cost per Visit	$8.44	$8.12

Total Cost per Visit	$89.05	$87.56

Visits	1,851,075	1,830,479

(1)	Same store information represents the percent increase (decrease) in our Medicare and Non-Medicare revenue or admissions for the period as a percent of the Medicare and Non-Medicare revenue or admissions of the prior period.
(2)	Total includes acquisitions.
(3)	Average Medicare revenue per completed episode is the average Medicare revenue earned for each Medicare completed episode of care.
(4)	Medicare visits per completed episode are the home health Medicare visits on completed episodes divided by the home health Medicare episodes completed during the period.

Operating Results

Overall, our operating income decreased $2 million on a $6 million decrease in gross margin, offset by a $4 million decrease in other operating expenses.

Net Service Revenue

Our Medicare revenue decreased approximately $10 million. Approximately $8 million of the decrease is due to lower volumes and increases in contractual reserves. Additionally, we experienced a $4 million decrease in revenue per episode as a result of the 2017 CMS rate cut which was offset by a $2 million increase related to the acuity level of our patients.

Our non-Medicare revenue increased $8 million with same store revenues increasing 12%. Admissions from episodic payors increased 25% while our per visit payors increased 2%. We continue to focus on contract payors with significant concentrations in our markets and those that add incremental margin to our operations as we continue to evaluate our portfolio of managed care contracts.

Cost of Service, Excluding Depreciation and Amortization

Our cost per visit consists of costs associated with direct clinician care in the homes of our patients as well as the cost of clinical managers who monitor the overall delivery of care. Our cost of service increased $4 million due to an increase in cost per visit and a 1% increase in total visits. Excluding the impact of increases in health insurance, our cost per visit increased only 1% from prior year despite planned annual wage increases in July 2016. We continue to focus on improving this metric, and we have seen sequential improvement from the three-month period ended March 31, 2017 and a $3.42 improvement from the three-month period ended December 31, 2016.

Other Operating Expenses

Other operating expenses decreased $4 million due to decreases in other care center related expenses, primarily salaries and benefits as the result of planned decreases during our HCHB rollout. Other operating expenses include approximately $1 million related to acquisitions during the three-month period ended June 30, 2017.

Hospice Division

The following table summarizes our hospice segment results from continuing operations:

	For the Three-Month Periods Ended June 30,
	2017	2016
Financial Information (in millions):
Medicare	$85.8	$71.3
Non-Medicare	4.9	4.5

Net service revenue	90.7	75.8
Cost of service	44.7	39.4

Gross margin	46.0	36.4
Other operating expenses	20.4	18.4

Operating income	$25.6	$18.0

Same Store Growth (1):
Medicare revenue	19%	14%
Non-Medicare revenue	8%	15%
Hospice admissions	11%	18%
Average daily census	16%	16%

Key Statistical Data - Total (2):
Hospice admissions	6,248	5,576
Average daily census	6,717	5,730
Revenue per day, net	$148.39	$145.40
Cost of service per day	$73.08	$75.69
Average discharge length of stay	89	94

1)	Same store information represents the percent increase (decrease) in our Medicare and Non-Medicare revenue, Hospice admissions or average daily census for the period as a percent of the Medicare and Non-Medicare revenue, Hospice admissions or average daily census of the prior period.
(2)	Total includes acquisitions.

Operating Results

Overall, our operating income increased $8 million on a $10 million increase in gross margin offset by a $2 million increase in other operating expenses.

Net Service Revenue

Our hospice revenue increased $15 million, primarily due to an increase in our average daily census as a result of an 11% increase in hospice admissions and a 2% increase in reimbursement effective October 1, 2016.

Cost of Service, Excluding Depreciation and Amortization

Our hospice cost of service increased $5 million as the result of a 16% increase in average daily census. Our cost of service per day decreased $2.61 primarily due to significant improvement in salary and pharmacy cost per day.

Other Operating Expenses

Other operating expenses increased $2 million due to increases in other care center related expenses, primarily salaries and benefits expense and provision for doubtful accounts. The increase in provision for doubtful accounts is due to continued aging of non-Medicare receivables post our HCHB implementation. We have experienced a $1 million sequential decrease in our provision for doubtful accounts as our collection patterns have begun to normalize. Other operating expenses include less than $1 million related to acquisitions during the three-month period ended June 30, 2017.

Personal Care Division

The following table summarizes our personal care segment results from continuing operations:

	For the Three-Month Periods Ended June 30,
	2017	2016
Financial Information (in millions):
Medicare	$—	$—
Non-Medicare	14.4	9.4

Net service revenue	14.4	9.4
Cost of service	10.3	6.8

Gross margin	4.1	2.6
Other operating expenses	3.1	2.3

Operating income	$1.0	$0.3

Key Statistical Data:
Billable hours	618,401	404,374
Clients served	8,470	5,940

On March 1, 2016, we acquired Associated Home Care, a personal care home health care company with nine care centers. On September 1, 2016, we acquired the assets of Professional Profiles, Inc. which owned and operated four personal-care care centers. In addition during the three-month period ended September 30, 2016, we opened a start-up personal-care care center. On February 1, 2017, we acquired the assets of Home Staff LLC, which owned and operated three personal-care care centers, one of which was subsequently consolidated with one of our existing personal-care care centers. Acquisitions are included in our consolidated financial statements from their respective acquisition dates. As a result, our personal care operating results for the three-month periods ended June 30, 2017 and 2016 are not fully comparable.

Corporate

The following table summarizes our corporate results from continuing operations:

	For the Three-Month Periods Ended June 30,
	2017	2016
Financial Information (in millions):
Other operating expenses	$30.0	$34.7
Depreciation and amortization	3.3	3.1

Total operating expenses before Securities Class Action Lawsuit settlement, net	33.3	37.8
Securities Class Action Lawsuit settlement, net	28.7	—

Total operating expenses	$62.0	$37.8

Corporate expenses consist of costs relating to our executive management and corporate and administrative support functions, primarily information services, accounting, finance, billing and collections, legal, compliance, risk management, procurement, marketing, clinical administration, training, human resources and administration. Excluding the Securities Class Action Lawsuit settlement accrual and related legal fees in 2017, corporate other operating expenses have decreased approximately $5 million, $3 million of which is related to HCHB implementation costs incurred during the three-month period ended June 30, 2016. Additionally, the three-month period ended June 30, 2017 includes approximately $1 million in acquisition integration costs.

Six-Month Period Ended June 30, 2017 Compared to the Six-Month Period Ended June 30, 2016

Consolidated

The following table summarizes our results from continuing operations (amounts in millions):

	For the Six-Month Periods Ended June 30,
	2017	2016
Net service revenue	$749.3	$709.5
Gross margin, excluding depreciation and amortization	313.7	301.2
% of revenue	41.9%	42.5%
Other operating expenses	259.6	271.8
% of revenue	34.6%	38.3%
Securities Class Action Lawsuit settlement, net	28.7	—

Operating income	25.4	29.4

Total other income (expense), net	2.3	(0.6)
Income tax expense	(8.0)	(11.6)
Effective income tax rate	28.7%	40.4%

Net income	19.7	17.2

Net income attributable to noncontrolling interests	(0.1)	(0.2)

Net income attributable to Amedisys, Inc.	$19.6	$16.9

Overall, our operating income decreased $4 million on a revenue increase of $40 million which was offset by a $27 million increase in cost of service and a $17 million increase in other operating expenses, primarily related to the $30 million charge for the Securities Class Action Lawsuit settlement accrual and related legal fees during the three-month period ended June 30, 2017. Excluding these amounts, our operating income increased $26 million driven by the performance of our hospice division and reductions in corporate operating expenses as the result of HCHB implementation costs incurred during the six-month period ended June 30, 2016. Additionally our results for the six-month period ended June 30, 2017 include the results of our acquisition of three home health and two hospice care centers on May 1, 2017, which added approximately $1 million in other operating expenses related to care center costs and approximately $1 million related to integration costs.

Total other income (expense), net for the three-month period ended June 30, 2017 includes a gain from an equity method investment of approximately $1 million.

Home Health Division

The following table summarizes our home health segment results from continuing operations:

	For the Six-Month Periods Ended June 30,
	2017	2016
Financial Information (in millions):
Medicare	$397.0	$415.2
Non-Medicare	148.0	133.0

Net service revenue	545.0	548.2
Cost of service	327.8	321.1

Gross margin	217.2	227.1
Other operating expenses	145.9	153.1

Operating income	$71.3	$74.0

Same Store Growth (1):
Medicare revenue	(4%)	4%
Non-Medicare revenue	12%	17%
Medicare admissions	(2%)	4%
Total Episodic admissions	1%	5%
Total admissions	1%	5%

Key Statistical Data - Total (2):
Medicare:
Admissions	96,888	99,400
Recertifications	51,882	52,043
Completed episodes	145,736	146,059
Visits	2,534,845	2,626,788
Average revenue per completed episode (3)	$2,750	$2,831
Visits per completed episode (4)	17.2	17.6

Non-Medicare:
Admissions	53,558	49,804
Recertifications	21,686	19,466
Visits	1,134,876	1,043,031
Visiting Clinician Cost per Visit	$80.84	$79.29
Clinical Manager Cost per Visit	$8.49	$8.22

Total Cost per Visit	$89.33	$87.51

Visits	3,669,721	3,669,819

(1)	Same store information represents the percent increase (decrease) in our Medicare and Non-Medicare revenue or admissions for the period as a percent of the Medicare and Non-Medicare revenue or admissions of the prior period.
(2)	Total includes acquisitions.
(3)	Average Medicare revenue per completed episode is the average Medicare revenue earned for each Medicare completed episode of care.
(4)	Medicare visits per completed episode are the home health Medicare visits on completed episodes divided by the home health Medicare episodes completed during the period.

Operating Results

Overall, our operating income declined $3 million on a $10 million decrease in gross margin offset by a $7 million decrease in other operating expenses.

Net Service Revenue

Our Medicare revenue decreased approximately $18 million. Approximately $14 million of the decrease is due to lower volumes and increases in contractual reserves. Additionally, we experienced an $8 million decrease in revenue per episode as a result of the 2017 CMS rate cut which was offset by a $4 million increase related to the acuity level of our patients.

Our non-Medicare revenue increased approximately $15 million. Admissions from episodic payors increased 30% while our per visit payors remained flat. We continue to focus on contract payors with significant concentrations in our markets and those that add incremental margin to our operations as we continue to evaluate our portfolio of managed care contracts.

Cost of Service, Excluding Depreciation and Amortization

Our cost of service increased $7 million due to an increase in cost per visit as our total visits remained flat. Excluding the impact of increases in health insurance, our cost per visit increased 1% from prior year despite planned annual wage increases effective July 2016.

Other Operating Expenses

Other operating expenses decreased $7 million due to decreases in other care center related expenses, primarily salaries and benefits as the result of planned decreases during our HCHB rollout.

Hospice Division

The following table summarizes our hospice segment results from continuing operations:

	For the Six-Month Periods Ended June 30,
	2017	2016
Financial Information (in millions):
Medicare	$166.5	$140.0
Non-Medicare	9.8	8.8

Net service revenue	176.3	148.8
Cost of service	87.1	78.2

Gross margin	89.2	70.6
Other operating expenses	41.2	36.3

Operating income	$48.0	$34.3

Same Store Growth (1):
Medicare revenue	18%	18%
Non-Medicare revenue	11%	15%
Hospice admissions	15%	19%
Average daily census	16%	19%

Key Statistical Data - Total (2):
Hospice admissions	12,753	11,006
Average daily census	6,542	5,618
Revenue per day, net	$148.88	$145.52
Cost of service per day	$73.56	$76.51
Average discharge length of stay	90	95

(1)	Same store information represents the percent increase (decrease) in our Medicare and Non-Medicare revenue, Hospice admissions or average daily census for the period as a percent of the Medicare and Non-Medicare revenue, Hospice admissions or average daily census of the prior period.
(2)	Total includes acquisitions.

Operating Results

Overall, our operating income increased $14 million on a $19 million increase in gross margin offset by a $5 million increase in other operating expenses.

Net Service Revenue

Our hospice revenue increased $28 million primarily due to an increase in our average daily census as a result of a 15% increase in hospice admissions.

Cost of Service, Excluding Depreciation and Amortization

Our hospice cost of service increased $9 million as the result of a 16% increase in average daily census. Our cost of service per day decreased $2.95 primarily due to significant improvement in salary and pharmacy cost per day.

Other Operating Expenses

Other operating expenses increased $5 million due to increases in other care center related expenses, primarily salaries and benefits expense and provision for doubtful accounts. The $2 million increase in provision for doubtful accounts is due to continued aging of non-Medicare receivables post our HCHB implementation. As previously mentioned, we are beginning to see sequential improvement as our collection patterns normalize.

Personal Care Division

The following table summarizes our personal care segment results from continuing operations:

	For the Six-Month Periods Ended June 30,
	2017	2016
Financial Information (in millions):
Medicare	$—	$—
Non-Medicare	28.0	12.5

Net service revenue	28.0	12.5
Cost of service	20.7	9.0

Gross margin	7.3	3.5
Other operating expenses	6.5	2.7

Operating income	$0.8	$0.8

Key Statistical Data:
Billable hours	1,206,618	542,257
Clients served	10,169	6,866

Operating income related to our personal care division remained flat on a $4 million increase in gross margin offset by $4 million increase in other operating expenses. As previously mentioned, due to the acquisition activity of this division, our personal care operating results for the six-month periods ended June 30, 2017 and 2016 are not fully comparable.

Corporate

The following table summarizes our corporate results from continuing operations:

	For the Six-Month Periods Ended June 30,
	2017	2016
Financial Information (in millions):
Other operating expenses	$59.5	$73.7
Depreciation and amortization	6.5	6.0

Total operating expenses before Securities Class Action Lawsuit settlement, net	66.0	79.7
Securities Class Action Lawsuit settlement, net	28.7	—

Total operating expenses	$94.7	$79.7

Excluding the $30 million Securities Class Action Lawsuit settlement accrual and related legal fees in 2017, corporate expenses decreased approximately $15 million primarily as a result of reductions in HCHB implementation costs and acquisition activity costs (including acquired corporate support and other acquisition costs). Additionally, the six-month period ended June 30, 2017 includes approximately $1 million in acquisition integration costs.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows for the periods indicated (amounts in millions):

	For the Six-Month Periods Ended June 30,
	2017	2016
Cash provided by operating activities	$63.3	$26.9
Cash used in investing activities	(31.4)	(37.7)
Cash used in financing activities	(2.9)	(6.7)

Net increase (decrease) in cash and cash equivalents	29.0	(17.5)
Cash and cash equivalents at beginning of period	30.2	27.5

Cash and cash equivalents at end of period	$59.2	$10.0

Cash provided by operating activities increased $36.4 million during the six-month period ended June 30, 2017 compared to the six-month period ended June 30, 2016 primarily due to an increase in our cash collections as compared to 2016. For additional information regarding our operating performance, see “Results of Operations” and “Outstanding Patient Accounts Receivable”.

Cash used in investing activities decreased $6.3 million during the six-month period ended June 30, 2017 compared to the six-month period ended June 30, 2016 primarily due to a decrease in our acquisition activity ($3.5 million) and a decrease in capital expenditures ($2.5 million).

Cash used in financing activities decreased $3.8 million during the six-month period ended June 30, 2017 compared to the six-month period ended June 30, 2016 primarily due to a decrease in repurchases of company stock pursuant to our stock repurchase program during the six-month period ended June 30, 2016 offset by employee stock activity.

Liquidity

Typically, our principal source of liquidity is the collection of our patient accounts receivable, primarily through the Medicare program. In addition to our collection of patient accounts receivable, from time to time, we can and do obtain additional sources of liquidity by the incurrence of additional indebtedness or through sales of equity.

During the six-month period ended June 30, 2017, we spent $7.4 million in capital expenditures as compared to $9.9 million during the six-month period ended June 30, 2016. Our capital expenditures for 2017 are expected to be approximately $10.0 - $12.0 million.

As of June 30, 2017, we had $59.2 million in cash and cash equivalents and $170.4 million in availability under our $200.0 million Revolving Credit Facility.

The agreement-in-principle to settle the Securities Class Action Lawsuit calls for a settlement payment of approximately $43.7 million, of which approximately $15.0 million will be paid by the Company’s insurance carriers. We plan to use cash on hand to make the required remaining $28.7 million payment during the three-month period ended September 30, 2017.

Based on our operating forecasts and our debt service requirements, we believe we will have sufficient liquidity to fund our operations, capital requirements and debt service requirements.

Outstanding Patient Accounts Receivable

Our net patient accounts receivable increased $7.3 million from December 31, 2016 to June 30, 2017. Our cash collection as a percentage of revenue was 100% and 98% for the six-month periods ended June 30, 2017 and 2016, respectively. Our days revenue outstanding, net at June 30, 2017 was 40.2 days which is flat from December 31, 2016 and a decrease of 0.3 days from March 31, 2017. We experienced a slowdown in collections primarily as the result of our shift from our legacy platforms (AMS2 and AMS3) to HCHB, but have begun experiencing improvements in our collection patterns and agings post HCHB implementation. However, the Florida ZPIC issue (see Note 5 – Commitments and Contingencies to our condensed consolidated financial statements) which resulted in $7.6 million of net receivables being placed on payment suspension as of June 30, 2017, has added 1.5 days to our days revenue outstanding, net.

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

Our provision for estimated revenue adjustments (which is deducted from our service revenue to determine net service revenue) and provision for doubtful accounts were as follows for the periods indicated (amounts in millions). We fully reserve for both our Medicare and other patient accounts receivable that are aged over 365 days. For those patient accounts that are not aged over 365 days, we make adjustments to Medicare revenue or our provision for doubtful accounts based on our aging of accounts and historical collection experience. We have experienced a $7 million increase in our provision for doubtful accounts and contractual reserves during the six-month period ended June 30, 2017 compared to the six-month period ended June 30, 2016 due to increased write-offs and accounts receivable aging as a result of our conversion to HCHB as well as the Florida ZPIC issue.

	For the Three-Month Periods Ended June 30,		For the Six-Month Periods Ended June 30,
	2017	2016	2017	2016
Provision for estimated revenue adjustments	$5.0	$2.6	$8.4	$4.3
Provision for doubtful accounts	4.7	4.2	11.0	8.2

Total	$9.7	$6.8	$19.4	$12.5

As a percent of revenue	2.6%	1.9%	2.6%	1.8%

The following schedules detail our patient accounts receivable, net of estimated revenue adjustments, by payor class, aged based upon initial date of service (amounts in millions, except days revenue outstanding, net):

	0-90	91-180	181-365	Over 365	Total
At June 30, 2017:
Medicare patient accounts receivable, net (1)	$84.2	$14.0	$3.4	$—	$101.6

Other patient accounts receivable:
Medicaid	12.8	3.5	2.8	0.4	19.5
Private	44.8	11.8	9.4	4.2	70.2

Total	$57.6	$15.3	$12.2	$4.6	$89.7

Allowance for doubtful accounts (2)					(17.9)

Non-Medicare patient accounts receivable, net					$71.8

Total patient accounts receivable, net					$173.4

Days revenue outstanding, net (3)					40.2

	0-90	91-180	181-365	Over 365	Total
At December 31, 2016:
Medicare patient accounts receivable, net (1)	$82.7	$17.1	$1.4	$—	$101.2

Other patient accounts receivable:
Medicaid	13.6	3.6	3.6	0.2	21.0
Private	39.8	10.4	7.6	3.8	61.6

Total	$53.4	$14.0	$11.2	$4.0	$82.6

Allowance for doubtful accounts (2)					(17.7)

Non-Medicare patient accounts receivable, net					$64.9

Total patient accounts receivable, net					$166.1

Days revenue outstanding, net (3)					40.2

(1)	The following table summarizes the activity and ending balances in our estimated revenue adjustments (amounts in millions), which is recorded to reduce our Medicare outstanding patient accounts receivable to their estimated net realizable value, as we do not estimate an allowance for doubtful accounts for our Medicare claims.

	For the Three-Month Period Ended June 30, 2017	For the Three-Month Period Ended December 31, 2016	For the Six-Month Period Ended June 30, 2017	For the Six-Month Period Ended December 31, 2016
Balance at beginning of period	$4.9	$3.8	$4.1	$4.0
Provision for estimated revenue adjustments	5.0	2.0	8.4	3.6
Write offs	(3.0)	(1.7)	(5.6)	(3.5)

Balance at end of period	$6.9	$4.1	$6.9	$4.1

Our estimated revenue adjustments were 6.3% and 3.9% of our outstanding Medicare patient accounts receivable at June 30, 2017 and December 31, 2016, respectively.

(2)	The following table summarizes the activity and ending balances in our allowance for doubtful accounts (amounts in millions), which is recorded to reduce only our Medicaid and private payer outstanding patient accounts receivable to their estimated net realizable value.

	For the Three-Month Period Ended June 30, 2017	For the Three-Month Period Ended December 31, 2016	For the Six-Month Period Ended June 30, 2017	For the Six-Month Period Ended December 31, 2016
Balance at beginning of period	$19.2	$16.7	$17.7	15.9
Provision for doubtful accounts	4.7	5.9	11.0	11.4
Write offs	(6.0)	(4.9)	(10.8)	(9.6)

Balance at end of period	$17.9	$17.7	$17.9	$17.7

Our allowance for doubtful accounts was 20% and 21% of our outstanding Medicaid and private patient accounts receivable at June 30, 2017 and December 31, 2016, respectively.

(3)	Our calculation of days revenue outstanding, net is derived by dividing our ending net patient accounts receivable (i.e., net of estimated revenue adjustments and allowance for doubtful accounts ) at June 30, 2017 and December 31, 2016 by our average daily net patient revenue for the three-month periods ended June 30, 2017 and December 31, 2016, respectively.

Indebtedness

Our weighted average interest rate for our $100.0 million Term Loan, under our Credit Agreement, was 3.0% and 2.9% for the three and six-month periods ended June 30, 2017, respectively, and 2.4% for the three and six-month periods ended June 30, 2016, respectively. Our weighted average interest rate for our $200.0 million Revolving Credit Facility was 3.3% and 3.2% for the three and six-month periods ended June 30, 2016, respectively.

As of June 30, 2017, our consolidated leverage ratio, as defined by our Credit Agreement, was 1.0, our consolidated fixed charge coverage ratio, as defined by our Credit Agreement, was 3.9 and we are in compliance with our Credit Agreement.

As of June 30, 2017, our availability under our $200.0 million Revolving Credit Facility was $170.4 million as we had $29.6 million outstanding in letters of credit.

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

We are exposed to market risk from fluctuations in interest rates. Our Revolving Credit Facility and Term Loan carry a floating interest rate which is tied to the Eurodollar rate (i.e. LIBOR) and the Prime Rate, and therefore, our condensed consolidated statements of operations and our condensed consolidated statements of cash flows will be exposed to changes in interest rates. As of June 30, 2017, the total amount of outstanding debt subject to interest rate fluctuations was $92.5 million. A 1.0% interest rate change would cause interest expense to change by approximately $0.9 million annually.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of June 30, 2017, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.

Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2017, the end of the period covered by this Quarterly Report.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have occurred during the quarter ended June 30, 2017 that have materially impacted, or are reasonably likely to materially impact, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and, based on an evaluation of our controls and procedures, our principal executive officer and our principal financial officer concluded our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2017, the end of the period covered by this Quarterly Report.

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

The following table provides the information with respect to purchases made by us of shares of our common stock during each of the months during the three-month period ended June 30, 2017:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
April 1, 2017 to April 30, 2017	19,503		$51.09	—	$—
May 1, 2017 to May 31, 2017	41,437		56.09	—	—
June 1, 2017 to June 30, 2017	26,636		61.88	—	—

	87,576	(1)	$56.74	—	$—

(1)	Includes shares of common stock surrendered to us by certain employees to satisfy tax withholding obligations in connection with the vesting of non-vested stock previously awarded to such employees under our 2008 Omnibus Incentive Compensation Plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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

Date: July 27, 2017

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