Form 10-Q
period 2017-09-30
AMEDISYS INC
filed 2017-11-08
CIK 896262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, is as follows: Common stock, $0.001 par value, 33,936,706 shares outstanding as of November 3, 2017.

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

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on any forward-looking statement as a prediction of future events. We expressly disclaim any obligation or undertaking and we do not intend to release publicly any updates or changes in our expectations concerning the forward-looking statements or any changes in events, conditions or circumstances upon which any forward-looking statement may be based, except as required by law. For a discussion of some of the factors discussed above as well as additional factors, see our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 1, 2017, particularly, Part I, Item 1A—Risk Factors therein, which are incorporated herein by reference and Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q. Additional risk factors may also be described in reports that we file from time to time with the SEC.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	September 30, 2017 (Unaudited)	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$66,114	$30,197
Patient accounts receivable, net of allowance for doubtful accounts of $19,933 and 17,716	177,402	166,056
Prepaid expenses	9,770	7,397
Other current assets	14,904	11,260

Total current assets	268,190	214,910
Property and equipment, net of accumulated depreciation of $148,301 and $138,650	32,695	36,999
Goodwill	313,663	288,957
Intangible assets, net of accumulated amortization of $29,932 and $27,864	44,845	46,755
Deferred income taxes	91,160	107,940
Other assets, net	48,976	38,468

Total assets	$799,529	$734,029

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$22,815	$30,358
Payroll and employee benefits	86,139	82,480
Accrued expenses	83,516	63,290
Current portion of long-term obligations	9,387	5,220

Total current liabilities	201,857	181,348
Long-term obligations, less current portion	80,523	87,809
Other long-term obligations	3,930	3,730

Total liabilities	286,310	272,887

Commitments and Contingencies—Note 5
Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized; 35,687,068 and 35,253,577 shares issued; and 33,913,558 and 33,597,215 shares outstanding	36	35
Additional paid-in capital	561,380	537,472
Treasury stock at cost, 1,773,510 and 1,656,362 shares of common stock	(53,228)	(46,774)
Accumulated other comprehensive income	15	15
Retained earnings (deficit)	4,053	(30,545)

Total Amedisys, Inc. stockholders’ equity	512,256	460,203
Noncontrolling interests	963	939

Total equity	513,219	461,142

Total liabilities and equity	$799,529	$734,029

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	For the Three-Month Periods Ended September 30,		For the Nine-Month Periods Ended September 30,
	2017	2016	2017	2016
Net service revenue	$380,163	$361,595	$1,129,442	$1,071,158
Cost of service, excluding depreciation and amortization	226,642	212,124	662,192	620,466
General and administrative expenses:
Salaries and benefits	77,130	77,019	226,532	231,079
Non-cash compensation	3,558	4,750	11,788	12,556
Other	38,189	42,658	120,223	134,951
Provision for doubtful accounts	7,086	5,471	18,078	13,664
Depreciation and amortization	4,185	5,214	13,139	14,662
Securities Class Action Lawsuit settlement, net	—	—	28,712	—

Operating expenses	356,790	347,236	1,080,664	1,027,378

Operating income	23,373	14,359	48,778	43,780
Other income (expense):
Interest income	44	14	104	45
Interest expense	(1,335)	(1,136)	(3,600)	(3,551)
Equity in earnings from equity method investments	900	3,244	3,149	3,602
Miscellaneous, net	1,043	1,713	3,282	3,106

Total other income, net	652	3,835	2,935	3,202

Income before income taxes	24,025	18,194	51,713	46,982
Income tax expense	(9,364)	(6,693)	(17,324)	(18,323)

Net income	14,661	11,501	34,389	28,659
Net income attributable to noncontrolling interests	(103)	(66)	(240)	(315)

Net income attributable to Amedisys, Inc.	$14,558	$11,435	$34,149	$28,344

Basic earnings per common share:
Net income attributable to Amedisys, Inc. common stockholders	$0.43	$0.34	$1.02	$0.86
Weighted average shares outstanding	33,838	33,309	33,640	33,142
Diluted earnings per common share:
Net income attributable to Amedisys, Inc. common stockholders	$0.42	$0.34	$1.00	$0.84
Weighted average shares outstanding	34,363	33,823	34,255	33,699

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Nine-Month Periods Ended September 30,
	2017	2016
Cash Flows from Operating Activities:
Net income	$34,389	$28,659
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,139	14,662
Provision for doubtful accounts	18,078	13,664
Non-cash compensation	11,788	12,556
401(k) employer match	6,547	5,134
(Gain) loss on disposal of property and equipment	(22)	556
Deferred income taxes	17,228	18,689
Equity in earnings from equity method investments	(3,149)	(3,602)
Amortization of deferred debt issuance costs	555	555
Return on equity investment	4,656	1,913
Changes in operating assets and liabilities, net of impact of acquisitions:
Patient accounts receivable	(28,924)	(46,107)
Other current assets	(5,896)	870
Other assets	(12,202)	(11,909)
Accounts payable	(5,430)	7,308
Accrued expenses	22,584	(9,100)
Other long-term obligations	201	(150)

Net cash provided by operating activities	73,542	33,698

Cash Flows from Investing Activities:
Proceeds from sale of deferred compensation plan assets	622	230
Purchase of investment	(436)	(750)
Purchases of property and equipment	(9,074)	(13,502)
Proceeds from the sale of property and equipment	118	—
Acquisitions of businesses, net of cash acquired	(24,128)	(31,378)

Net cash used in investing activities	(32,898)	(45,400)

Cash Flows from Financing Activities:
Proceeds from issuance of stock upon exercise of stock options and warrants	4,214	—
Proceeds from issuance of stock to employee stock purchase plan	1,798	1,818
Shares withheld upon stock vesting	(6,454)	—
Tax benefit from stock options exercised and restricted stock vesting	—	7,241
Non-controlling interest distribution	(216)	(284)
Sale of non-controlling interest	—	405
Proceeds from revolving line of credit	—	128,500
Repayments of revolving line of credit	—	(128,500)
Principal payments of long-term obligations	(4,069)	(3,750)
Purchase of company stock	—	(12,315)

Net cash used in financing activities	(4,727)	(6,885)

Net increase (decrease) in cash and cash equivalents	35,917	(18,587)
Cash and cash equivalents at beginning of period	30,197	27,502

Cash and cash equivalents at end of period	$66,114	$8,915

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$2,188	$2,276

Cash paid for income taxes, net of refunds received	$315	$758

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. NATURE OF OPERATIONS, CONSOLIDATION AND PRESENTATION OF FINANCIAL STATEMENTS

Amedisys, Inc., a Delaware corporation, and its consolidated subsidiaries (“Amedisys,” “we,” “us,” or “our”) are a multi-state provider of home health, hospice and personal care services with approximately 74% and 75% of our revenue derived from Medicare for the three and nine-month periods ended September 30, 2017 and approximately 78% of our revenue derived from Medicare for the three and nine-month periods ended September 30, 2016. As of September 30, 2017, we owned and operated 328 Medicare-certified home health care centers, 81 Medicare-certified hospice care centers and 16 personal-care care centers in 34 states within the United States and the District of Columbia.

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

We account for investments in entities in which we have the ability to exercise significant influence under the equity method if we hold 50% or less of the voting stock and the entity is not a variable interest entity in which we are the primary beneficiary. The book value of investments that we accounted for under the equity method of accounting was $26.8 million as of September 30, 2017, and $27.8 million as of December 31, 2016. We account for investments in entities in which we have less than a 20% ownership interest under the cost method of accounting if we do not have the ability to exercise significant influence over the investee.

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

In addition to revenue recognized on completed episodes, we also recognize a portion of revenue associated with episodes in progress. Episodes in progress are 60-day episodes of care that begin during the reporting period, but were not completed as of the end of the period. We estimate this revenue on a monthly basis based upon historical trends. The primary factors underlying this estimate are the number of episodes in progress at the end of the reporting period, expected Medicare revenue per episode and our estimate of the average percentage complete based on the number of days elapsed during an episode of care. As of September 30, 2017 and 2016, the difference between the cash received from Medicare for a request for anticipated payment (“RAP”) on episodes in progress and the associated estimated revenue was immaterial and, therefore, the resulting credits were recorded as a reduction to our outstanding patient accounts receivable in our condensed consolidated balance sheets for such periods.

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

Hospice Revenue Recognition

Hospice Medicare Revenue

Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the estimated payment rates. The estimated payment rates are daily or hourly rates for each of the four levels of care we deliver. The four levels of care are routine care, general inpatient care, continuous home care and respite care. Routine care accounts for 98% of our total net Medicare hospice service revenue for each of the three and nine-month periods ended September 30, 2017, and 99% of our total net Medicare hospice service

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

revenue for each of the three and nine-month periods ended September 30, 2016. Beginning January 1, 2016, the Centers for Medicare and Medicaid Services (“CMS”) has provided for two separate payment rates for routine care: payments for the first 60 days of care and care beyond 60 days. In addition to the two routine rates, beginning January 1, 2016, Medicare is also reimbursing for a service intensity add-on (“SIA”). The SIA is based on visits made in the last seven days of life by a registered nurse (“RN”) or medical social worker (“MSW”) for patients in a routine level of care.

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

Additionally, as Medicare hospice revenue is subject to an inpatient cap limit and an overall payment cap for each provider number, we monitor these caps and estimate amounts due back to Medicare if we estimate a cap has been exceeded. We record these adjustments as a reduction to revenue and an increase in other accrued liabilities. Beginning for the cap year ending October 31, 2014, providers are required to self-report and pay their estimated cap liability by March 31st of the following year. As of September 30, 2017, we have settled our Medicare hospice reimbursements for all fiscal years through October 31, 2012. As of September 30, 2017 we have recorded $1.0 million for estimated amounts due back to Medicare in other accrued liabilities for the Federal cap years ended October 31, 2013 through October 31, 2017. As of December 31, 2016, we had recorded $0.8 million for estimated amounts due back to Medicare in other accrued liabilities for the Federal cap years ended October 31, 2013 through October 31, 2016.

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

Patient Accounts Receivable

Our patient accounts receivable are uncollateralized and consist of amounts due from Medicare, Medicaid, other third-party payors and patients. As of September 30, 2017 there is no single payor, other than Medicare, that accounts for more than 10% of our total outstanding patient receivables. Thus, we believe there are no other significant concentrations of receivables that would subject us to any significant credit risk in the collection of our patient accounts receivable. We fully reserve for accounts which are aged at 365 days or greater. We write off accounts on a monthly basis once we have exhausted our collection efforts and deem an account to be uncollectible.

We believe the credit risk associated with our Medicare accounts, which represent 60% and 61% of our net patient accounts receivable at September 30, 2017 and December 31, 2016, respectively, is limited due to our historical collection rate of over 99% from Medicare and the fact that Medicare is a U.S. government payor. Accordingly, we do not record an allowance for doubtful accounts for our Medicare patient accounts receivable, which are recorded at their net realizable value after recording estimated revenue adjustments as discussed above. During the three and nine-month periods ended September 30, 2017, we recorded $3.5 million and $11.9 million, respectively, in estimated revenue adjustments to Medicare revenue as compared to $1.6 million and $5.9 million during the three and nine-month periods ended September 30, 2016, respectively.

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

Fair Value of Financial Instruments

The following details our financial instruments where the carrying value and the fair value differ (amounts in millions):

	Fair Value at Reporting Date Using
Financial Instrument	Carrying Value as of September 30, 2017	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term obligations	$92.0	$—	$92.8	$—

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	For the Three-Month Periods Ended September 30,		For the Nine-Month Periods Ended September 30,
	2017	2016	2017	2016
Weighted average number of shares outstanding—basic	33,838	33,309	33,640	33,142
Effect of dilutive securities:
Stock options	271	207	279	156
Non-vested stock and stock units	254	307	336	401

Weighted average number of shares outstanding—diluted	34,363	33,823	34,255	33,699

Anti-dilutive securities	337	204	279	254

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue for which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, to defer the effective date of the standard from January 1, 2017 to January 1, 2018, with an option that permits companies to adopt the standard as early as the original effective date. The new ASU reflects the decisions reached by the FASB at its meeting in July 2015. Early application prior to the original effective date is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has substantially completed its evaluation of the standard and does not expect a material impact on its consolidated financial statements upon implementation of ASU 2014-09 and ASU 2015-14 on January 1, 2018.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which will simplify the accounting for share-based payment award transactions, including income tax consequences, classification of awards as either equity or liability and classification on the statement of cash flows. The ASU is effective for annual and interim periods beginning after December 15, 2016. We adopted this ASU effective January 1, 2017, and as a result, we recorded a $0.4 million increase to our non-current deferred tax asset and retained earnings for tax benefits that were not previously recognized under the prior rules. Additionally, on a prospective basis, we recorded excess tax benefits as a discrete item in our income tax provision within our condensed consolidated statements of operations. We recorded tax expense of less than $0.1 million and excess tax benefits of $3.0 million within our consolidated statements of operations for the three and nine-month periods ended September 30, 2017, respectively. Historically these amounts were recorded as additional paid-in capital in our condensed consolidated balance sheet. We also elected to prospectively apply the change to the presentation of cash payments made to taxing authorities on the employees’ behalf for shares withheld upon stock vesting on our condensed consolidated statements of cash flows for the nine-month period ended September 30, 2017. We have also elected to continue our current policy of estimating forfeitures of stock-based compensation awards at grant date and revising in subsequent periods to reflect actual forfeitures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides specific guidance on eight cash flow classification issues not specifically addressed by U.S. GAAP. The ASU is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The standard should be applied using a retrospective transition method unless it is impractical to do so for some of the issues. In such case, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company does not expect an impact on its consolidated financial statements and related disclosures upon implementation of ASU 2016-15 on January 1, 2018.

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

4. LONG-TERM OBLIGATIONS

Long-term debt consisted of the following for the periods indicated (amounts in millions):

	September 30, 2017	December 31, 2016
$100.0 million Term Loan; principal payments plus accrued interest payable quarterly; interest rate at ABR Rate plus applicable percentage or Eurodollar Rate plus the applicable percentage (3.24% at September 30, 2017); due August 28, 2020	$91.3	$95.0
$200.0 million Revolving Credit Facility; interest only payments; interest rate at ABR Rate plus applicable percentage or Eurodollar Rate plus the applicable percentage; due August 28, 2020	—	—
Promissory notes	0.7	0.7
Deferred debt issuance costs	(2.1)	(2.7)

	89.9	93.0
Current portion of long-term obligations	(9.4)	(5.2)

Total	$80.5	$87.8

Our weighted average interest rate for our $100.0 million Term Loan, under our Credit Agreement, was 3.2% and 3.0% for the three and nine-month periods ended September 30, 2017, respectively, and 2.5% for the three and nine-month periods ended September 30, 2016, respectively. Our weighted average interest rate for our $200.0 million Revolving Credit Facility was 4.5% and 3.5% for the three and nine-month periods ended September 30, 2016, respectively.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2017, our consolidated leverage ratio, as defined by our Credit Agreement, was 0.9, our consolidated fixed charge coverage ratio, as defined by our Credit Agreement, was 4.1 and we are in compliance with our Credit Agreement. In the event we are not in compliance with our debt covenants in the future, we would pursue various alternatives in an attempt to successfully resolve the non-compliance, which might include, among other things, seeking debt covenant waivers or amendments.

As of September 30, 2017, our availability under our $200.0 million Revolving Credit Facility was $167.3 million as we had $32.7 million outstanding in letters of credit.

5. COMMITMENTS AND CONTINGENCIES

Legal Proceedings—Ongoing

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

On June 12, 2017, the Company reached an agreement-in-principle to settle this matter. All parties to the action executed a binding term sheet that, subject to final documentation and court approval, provided in part for a settlement payment of approximately $43.7 million, which we accrued as of June 30, 2017, and the dismissal with prejudice of the litigation. Approximately $15.0 million of the settlement amount paid by the Company’s insurance carriers during the three-month period ended September 30, 2017, was previously recorded with other current assets in our condensed consolidated balance sheet as of June 30, 2017. The net of these two amounts, $28.7 million, was recorded as a charge in our condensed consolidated statements of operations during the three-month period ended June 30, 2017 and paid with cash on hand during the three-month period ended September 30, 2017.

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

Other Investigative Matters—Ongoing

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

Other Investigative Matters—Closed

Computer Inventory and Data Security Reporting

On March 1 and March 2, 2015, we provided official notice under federal and state data privacy laws concerning the outcome of an extensive risk management process to locate and verify our large computer inventory. The process identified approximately 142 encrypted computers and laptops for which reports were required under federal and state data privacy laws. The devices at issue were originally assigned to Company clinicians and other team members who left the Company between 2011 and 2014. We reported these devices to the U.S. Department of Health and Human Services, state agencies, and individuals whose information may be involved, as required under applicable law because we could not rule out unauthorized access to patient data on the devices. In accordance with our CIA, we notified the OIG of this matter. As of September 30, 2017, this matter has been resolved, and the Company incurred no penalties or fees.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Third Party Audits—Ongoing

From time to time, in the ordinary course of business, we are subject to audits under various governmental programs in which third party firms engaged by the Centers for Medicare and Medicaid Services (“CMS”) conduct extensive review of claims data to identify potential improper payments under the Medicare program.

In July 2010, our subsidiary that provides hospice services in Florence, South Carolina received from a Zone Program Integrity Contractor (“ZPIC”) a request for records regarding a sample of 30 beneficiaries who received services from the subsidiary during the period of January 1, 2008 through March 31, 2010 (the “Review Period”) to determine whether the underlying services met pertinent Medicare payment requirements. We acquired the hospice operations subject to this review on August 1, 2009; the Review Period covers time periods both before and after our ownership of these hospice operations. Based on the ZPIC’s findings for 16 beneficiaries, which were extrapolated to all claims for hospice services provided by the Florence subsidiary billed during the Review Period, on June 6, 2011, the Medicare Administrative Contractor (“MAC”) for the subsidiary issued a notice of overpayment seeking recovery from our subsidiary of an alleged overpayment. We dispute these findings, and our Florence subsidiary has filed appeals through the Original Medicare Standard Appeals Process, in which we are seeking to have those findings overturned. An ALJ hearing was held in early January 2015. On January 18, 2016, we received a letter dated January 6, 2016 referencing the ALJ hearing decision for the overpayment issued on June 6, 2011. The decision was partially favorable with a new overpayment amount of $3.7 million with a balance owed of $5.6 million including interest based on 9 disputed claims (originally 16). We filed an appeal to the Medicare Appeals Council on the remaining 9 disputed claims and also argued that the statistical method used to select the sample was not valid. No assurances can be given as to the timing or outcome of the Medicare Appeals Council decision. As of September 30, 2017, Medicare has withheld payments of $5.7 million (including additional interest) as part of their standard procedures once this level of the appeal process has been reached. In the event we are not able to recoup this alleged overpayment, we are indemnified by the prior owners of the hospice operations for amounts relating to the period prior to August 1, 2009. As of September 30, 2017, we have an indemnity receivable of approximately $4.9 million for the amount withheld related to the period prior to August 1, 2009.

In July 2016, the Company received a request for medical records from SafeGuard Services, L.L.C (“SafeGuard”), a ZPIC related to services provided by some of the care centers that the Company acquired from Infinity Home Care, L.L.C. The review period covers time periods both before and after our ownership of the care centers, which were acquired on December 31, 2015. In August 2017, the Company received Requests for Repayment from Palmetto GBA, LLC (“Palmetto”) regarding Infinity Home Care of Lakeland, LLC, (“Lakeland Care Centers”) and Infinity Home Care of Pinellas, LLC, (“Clearwater Care Center”). The Palmetto letters are based on a statistical extrapolation performed by SafeGuard which alleged an overpayment of $34.0 million for the Lakeland Care Centers on a universe of 72 Medicare claims totaling $0.2 million in actual claims payments using a 100% error rate and an overpayment of $4.8 million for the Clearwater Care Center on a universe of 70 Medicare claims totaling $0.2 million in actual claims payments using a 100% error rate.

The Lakeland Request for Repayment covers claims between January 2, 2014, and September 13, 2016. The Clearwater Request for Repayment covers claims between January 2, 2015, and December 9, 2016. The Company is contractually entitled to indemnification by the prior owners for all claims prior to December 31, 2015, for up to $12.6 million.

As these matters continue to develop, the Company is working with the appropriate stakeholders to favorably resolve these matters. At this stage of the review, based on the information currently available to the Company, the Company cannot predict the timing or outcome of this review. The estimated potential range of loss related to this review is between $6.5 million (assuming the Company is successful in seeking indemnity from the prior owners and unsuccessful in demonstrating that the extrapolation method used by SafeGuard was erroneous) and $38.8 million (the maximum amount Palmetto claims has been overpaid for both the Lakeland Care Centers and the Clearwater Care Center of which amount is subject to indemnification by the prior owners for up to $12.6 million as disclosed above).

As of September 30, 2017, we have an accrued liability of approximately $17.4 million related to this matter. We expect to be indemnified by the prior owners for approximately $10.9 million and have recorded this amount with other assets, net in our condensed consolidated balance sheet as of September 30, 2017. The net of these two amounts, $6.5 million, was recorded as a reduction in revenue in our condensed consolidated statements of operations during the three-month period ended September 30, 2017. As of September 30, 2017, $7.8 million of net receivables have been impacted by this payment suspension.

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

	For the Three-Month Period Ended September 30, 2017
	Home Health	Hospice	Personal Care	Other	Total
Net service revenue	$269.5	$96.5	$14.2	$—	$380.2
Cost of service, excluding depreciation and amortization	168.2	47.8	10.6	—	226.6
General and administrative expenses	70.9	19.0	3.1	25.9	118.9
Provision for doubtful accounts	5.4	1.2	0.5	—	7.1
Depreciation and amortization	0.9	0.2	—	3.1	4.2

Operating expenses	245.4	68.2	14.2	29.0	356.8

Operating income (loss)	$24.1	$28.3	$—	$(29.0)	$23.4

	For the Three-Month Period Ended September 30, 2016
	Home Health	Hospice	Personal Care	Other	Total
Net service revenue	$268.9	$82.0	$10.7	$—	$361.6
Cost of service, excluding depreciation and amortization	162.4	41.9	7.8	—	212.1
General and administrative expenses	71.8	17.6	2.3	32.7	124.4
Provision for doubtful accounts	4.0	1.4	0.1	—	5.5
Depreciation and amortization	1.6	0.3	—	3.3	5.2

Operating expenses	239.8	61.2	10.2	36.0	347.2

Operating income (loss)	$29.1	$20.8	$0.5	$(36.0)	$14.4

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	For the Nine-Month Period Ended September 30, 2017
	Home Health	Hospice	Personal Care	Other	Total
Net service revenue	$814.5	$272.8	$42.1	$—	$1,129.4
Cost of service, excluding depreciation and amortization	496.1	134.9	31.2	—	662.2
General and administrative expenses	207.7	56.2	9.2	85.4	358.5
Provision for doubtful accounts	12.6	4.8	0.7	—	18.1
Depreciation and amortization	2.7	0.7	0.1	9.6	13.1
Securities Class Action Lawsuit settlement, net	—	—	—	28.7	28.7

Operating expenses	719.1	196.6	41.2	123.7	1,080.6

Operating income (loss)	$95.4	$76.2	$0.9	$(123.7)	$48.8

	For the Nine-Month Period Ended September 30, 2016
	Home Health	Hospice	Personal Care	Other	Total
Net service revenue	$817.2	$230.8	$23.2	$—	$1,071.2
Cost of service, excluding depreciation and amortization	483.6	120.1	16.8	—	620.5
General and administrative expenses	215.3	51.8	5.0	106.4	378.5
Provision for doubtful accounts	10.8	2.8	0.1	—	13.7
Depreciation and amortization	4.4	1.0	—	9.3	14.7

Operating expenses	714.1	175.7	21.9	115.7	1,027.4

Operating income (loss)	$103.1	$55.1	$1.3	$(115.7)	$43.8

9. SUBSEQUENT EVENT

On October 2, 2017, we acquired Intercity Home Care, a personal care provider in Massachusetts with three care centers for a purchase price of $9.6 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition for the three and nine-month periods ended September 30, 2017. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included herein, and the consolidated financial statements and notes and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (“SEC”) on March 1, 2017 (the “Form 10-K”), which are incorporated herein by this reference.

Unless otherwise provided, “Amedisys,” “we,” “our,” and the “Company” refer to Amedisys, Inc. and our consolidated subsidiaries.

Overview

We are a provider of high-quality in-home healthcare and related services to the chronic, co-morbid, aging American population, with approximately 74% and 75% of our revenue derived from Medicare for the three and nine-month periods ended September 30, 2017, and approximately 78% of our revenue derived from Medicare for the three and nine-month periods ended September 30, 2016.

Our operations involve servicing patients through our three reportable business segments: home health, hospice and personal care. Our home health segment delivers a wide range of services in the homes of individuals who may be recovering from an illness, injury or surgery. Our hospice segment provides care that is designed to provide comfort and support for those who are facing a terminal illness. Our personal care segment provides patients assistance with the essential activities of daily living. As of September 30, 2017, we owned and operated 328 Medicare-certified home health care centers, 81 Medicare-certified hospice care centers and 16 personal-care care centers in 34 states within the United States and the District of Columbia.

Owned and Operated Care Centers

	Home Health	Hospice	Personal Care
At December 31, 2016	327	79	14
Acquisitions	3	2	3
Closed/Consolidated	(2)	—	(1)

At September 30, 2017	328	81	16

Recent Developments

Governmental Inquiries and Investigations and Other Litigation

During the three-month period ended June 30, 2017, we reached an agreement-in-principle to resolve the Securities Class Action Lawsuit. All parties to the action executed a binding term sheet that, subject to final documentation and court approval, provided for a settlement payment of approximately $43.7 million, which we accrued as of June 30, 2017, and the dismissal with prejudice of the litigation. Approximately $15.0 million of the settlement amount was recorded with other current assets in our condensed consolidated balance sheet as of June 30, 2017, and subsequently paid by the Company’s insurance carriers during the three-month period ended September 30, 2017. The net of these two amounts, $28.7 million, was recorded as a charge in our condensed consolidated statements of operations during the three-month period ended June 30, 2017 and paid with cash on hand during the three-month period ended September 30, 2017. See Note 5 – Commitments and Contingencies to our condensed consolidated financial statements for additional information regarding this matter.

During the three-month period ended September 30, 2017, we received a request for medical records from SafeGuard Services, L.L.C (“SafeGuard”), a Zone Program Integrity Contractor (“ZPIC”) related to services provided by some of the care centers that the Company acquired from Infinity Home Care, L.L.C. The review period covers time periods both before and after our ownership of the care centers, which were acquired on December 31, 2015. Subsequent to the request for medical records, we received Requests for Repayment from Palmetto GBA, LLC (“Palmetto”) regarding two of these care centers. As a result, we recorded a $6.5 million reduction in revenue in our condensed consolidated statement of operations related to this matter during the three-month period ended September 30, 2017. See Note 5 – Commitments and Contingencies to our condensed consolidated financial statements for additional information regarding this matter.

In addition, see Note 5 – Commitments and Contingencies to our condensed consolidated financial statements for additional information regarding our corporate integrity agreement and for a discussion of and updates regarding other legal proceeding and investigations we are involved in. No assurances can be given as to the timing or outcome of these items.

Payment

On August 1, 2017, the Centers for Medicare and Medicaid Services (“CMS”) issued a final rule to update hospice payment rates and the wage index for fiscal year 2018. CMS estimates hospices serving Medicare beneficiaries would see an estimated 1.0% increase in payments, consistent with the required market basket set in fiscal year 2018 by statute in the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”). Absent the statutory cap on payment increases included in MACRA, CMS notes that the rate increase would have been a 2.2% net increase. CMS also increased the aggregate cap amount by 1.0% to $28,689.04. We expect our impact of the 2018 final rule to be in line with that of the hospice industry.

On November 1, 2017, CMS issued its final rule for Medicare home health providers. CMS estimates that the net impact of the payment provisions of the final rule will result in a decrease of 0.4% in reimbursement to home health providers in 2018. This decrease is the result of a 1.0% home health payment update, a 0.9% adjustment to the national, standardized 60-day episode payment rate to account for nominal case-mix growth and the sunset of the rural add-on provision. As of September 30, 2017, we estimate our impact of the 2018 final rule to be approximately 1.4% which is inclusive of the sunset of the rural add-on provision.

Home Health Division Restructure Plan

On October 2, 2017, the Company announced that it will close four Florida home health care centers, consolidate another three Florida home health care centers with care centers servicing the same market and implement a plan to restructure the Company’s home health division. These actions are expected to be completed during the three-month period ended December 31, 2017. As a result of these actions, we recorded approximately $2 million in salaries and benefits related to severance costs during the three-month period ended September 30, 2017. We expect to incur additional charges in the range of $2 million to $3 million during the three-month period ended December 31, 2017 related to our restructure plan.

Executive Leadership

On October 5, 2017, Gary D. Willis resigned as Chief Financial Officer. As a result of his departure, the Board of Directors appointed Scott G. Ginn as Chief Financial Officer, effective October 5, 2017.

Results of Operations

Three-Month Period Ended September 30, 2017 Compared to the Three-Month Period Ended September 30, 2016

Consolidated

The following table summarizes our results (amounts in millions):

	For the Three-Month Periods Ended September 30,
	2017	2016
Net service revenue	$380.2	$361.6
Gross margin, excluding depreciation and amortization	153.5	149.5
% of revenue	40.4%	41.3%
Other operating expenses	130.1	135.1
% of revenue	34.2%	37.4%

Operating income	23.4	14.4

Total other income, net	0.7	3.8
Income tax expense	(9.4)	(6.7)
Effective income tax rate	39.0%	36.8%

Net income	14.7	11.5

Net income attributable to noncontrolling interests	(0.1)	(0.1)

Net income attributable to Amedisys, Inc.	$14.6	$11.4

Overall, our operating income increased $9 million on a revenue increase of $19 million and a $5 million decrease in other operating expenses which was offset by a $15 million increase in cost of service. The increase in operating income was driven by the performance of our hospice division and reductions in corporate operating expenses. Additionally, our results for the three-month period ended September 30, 2017 include the results of our acquisition of three home health and two hospice care centers on May 1, 2017, which added approximately $2 million in other operating expenses related to care center costs.

Our results for the three-month periods ended September 30, 2017 and 2016 were impacted by additional expenses incurred during the quarters. Our 2016 operating results were negatively impacted by $4 million as a result of costs associated with Homecare Homebase (“HCHB”) implementation and restructuring activity charges (primarily severance costs).

Our 2017 operating results were negatively impacted $9 million; these impacts include a $7 million reduction in revenue as a result of the Florida ZPIC audit (see Note 5 – Commitments and Contingencies to our condensed consolidated financial statements for additional information regarding this matter) and approximately $2 million in severance costs related to our home health closures and restructuring plan. In addition, during the three-month period ended September 30, 2017, we experienced a decline in admissions and incurred additional costs as a result of Hurricane Irma which impacted operating income by approximately $1 million.

Total other income (expense), net for the three-month period ended September 30, 2016 includes a gain from an equity method investment of approximately $3 million.

Home Health Division

The following table summarizes our home health segment results from continuing operations:

	For the Three-Month Periods Ended September 30,
	2017	2016
Financial Information (in millions):
Medicare	$191.4	$203.9
Non-Medicare	78.1	65.0

Net service revenue	269.5	268.9
Cost of service	168.2	162.4

Gross margin	101.3	106.5
Other operating expenses	77.2	77.4

Operating income	$24.1	$29.1

Same Store Growth (1):

Medicare revenue	(7%)	1%
Non-Medicare revenue	19%	4%
Medicare admissions	(3%)	1%
Total Episodic admissions	1%	3%
Total admissions	1%	-%

Key Statistical Data—Total (2):
Medicare:

Admissions	46,823	47,625
Recertifications	26,996	25,522

Total volume	73,819	73,147
Completed episodes	71,454	71,948
Visits	1,259,156	1,266,780
Average revenue per completed episode (3)	$2,820	$2,841
Visits per completed episode (4)	17.4	17.5
Non-Medicare:
Admissions	26,686	24,335
Recertifications	12,263	9,479
Visits	592,742	506,729
Visiting Clinician Cost per Visit	$82.53	$82.86
Clinical Manager Cost per Visit	$8.30	$8.72

Total Cost per Visit	$90.83	$91.58

Visits	1,851,898	1,773,509

(1)	Same store information represents the percent increase (decrease) in our Medicare and Non-Medicare revenue or admissions for the period as a percent of the Medicare and Non-Medicare revenue or admissions of the prior period.
(2)	Total includes acquisitions.
(3)	Average Medicare revenue per completed episode is the average Medicare revenue earned for each Medicare completed episode of care.
(4)	Medicare visits per completed episode are the home health Medicare visits on completed episodes divided by the home health Medicare episodes completed during the period.

Operating Results

Overall, our operating income decreased $5 million on a $5 million decrease in gross margin; other operating expenses remained flat compared to prior year. The $5 million decrease is net of the $7 million reduction in revenue related to the Florida ZPIC audit (see Note 5 – Commitments and Contingencies to our condensed consolidated financial statements for additional information regarding this matter).

Net Service Revenue

Our Medicare revenue decreased approximately $13 million which includes a $7 million reduction in revenue related to the Florida ZPIC audit. Our total Medicare volumes (admissions plus recertifications) increased during the three-month period ended September 30, 2017. The volume increase was offset by a $2 million decrease in revenue per episode in addition to a $3 million reduction as a result of an increase in our provision for revenue adjustments primarily related to the aging of Medicare receivables for our Florida care centers included in the ZPIC audit. The decrease in revenue per episode is the result of the 2017 CMS rate cut which reduced our revenue by approximately $4 million which was offset by a $2 million increase related to the acuity level of our patients.

Our non-Medicare revenue increased $13 million with same store revenues increasing 19%. Admissions from episodic payors increased 24% while our per visit payors increased 3%. We continue to focus on contract payors with significant concentrations in our markets and those that add incremental margin to our operations as we continue to evaluate our portfolio of managed care contracts.

Cost of Service, Excluding Depreciation and Amortization

Our cost per visit consists of costs associated with direct clinician care in the homes of our patients as well as the cost of clinical managers who monitor the overall delivery of care. Our cost of service increased 4% which is consistent with our increase in total visits. Our cost per visit decreased approximately 1% despite disruptions related to Hurricane Irma and annual wage increases effective during the current quarter.

Other Operating Expenses

Other operating expenses remained flat despite incurring approximately $2 million in severance costs related to our home health restructuring plan and an increase in our provision for doubtful accounts as we experienced decreases in other care center related expenses, primarily salaries and benefits as the result of planned decreases post our HCHB rollout. Other operating expenses include approximately $1 million related to acquisitions during the three-month period ended September 30, 2017.

Hospice Division The following table summarizes our hospice segment results from continuing operations:
	For the Three-Month Periods Ended September 30,
	2017	2016
Financial Information (in millions):
Medicare	$91.4	$77.0
Non-Medicare	5.1	5.0

Net service revenue	96.5	82.0
Cost of service	47.8	41.9

Gross margin	48.7	40.1
Other operating expenses	20.4	19.3

Operating income	$28.3	$20.8

Same Store Growth (1):
Medicare revenue	17%	12%
Non-Medicare revenue	(2%)	14%
Hospice admissions	7%	16%
Average daily census	14%	14%
Key Statistical Data - Total (2):
Hospice admissions	6,257	5,751
Average daily census	7,026	6,087
Revenue per day, net	$149.25	$146.49
Cost of service per day	$73.99	$74.77
Average discharge length of stay	95	92

(1)	Same store information represents the percent increase (decrease) in our Medicare and Non-Medicare revenue, Hospice admissions or average daily census for the period as a percent of the Medicare and Non-Medicare revenue, Hospice admissions or average daily census of the prior period.
(2)	Total includes acquisitions.

Operating Results

Overall, our operating income increased $8 million on a $9 million increase in gross margin offset by a $1 million increase in other operating expenses.

Net Service Revenue

Our hospice revenue increased $15 million, primarily due to an increase in our average daily census as a result of a 7% increase in hospice admissions and a 2% increase in reimbursement effective October 1, 2016. The 14% increase in average daily census is driven by our 13% admissions growth for the nine-month period ended September 30, 2017.

Cost of Service, Excluding Depreciation and Amortization

Our hospice cost of service increased $6 million as the result of a 14% increase in average daily census. Our cost of service per day decreased by approximately $1.00 primarily due to an improvement in pharmacy cost per day.

Other Operating Expenses

Other operating expenses increased $1 million primarily due to census growth and an acquisition that occurred during the three-month period ended June 30, 2017.

Personal Care Division

The following table summarizes our personal care segment results from continuing operations:

	For the Three-Month Periods Ended September 30,
	2017	2016

Financial Information (in millions):
Medicare	$—	$—
Non-Medicare	14.2	10.7

Net service revenue	14.2	10.7
Cost of service	10.6	7.8

Gross margin	3.6	2.9
Other operating expenses	3.6	2.4

Operating income	$—	$0.5

Key Statistical Data:
Billable hours	616,036	448,133
Clients served	8,145	7,132
Shifts	281,904	203,465
Revenue per hour	$23.00	$23.70
Revenue per shift	$50.26	$52.19
Hours per shift	2.2	2.2

On March 1, 2016, we acquired Associated Home Care, a personal care home health care company with nine care centers. On September 1, 2016, we acquired the assets of Professional Profiles, Inc. which owned and operated four personal-care care centers. In addition during the three-month period ended September 30, 2016, we opened a start-up personal-care care center. On February 1, 2017, we acquired the assets of Home Staff LLC, which owned and operated three personal-care care centers, one of which was subsequently consolidated with one of our existing personal-care care centers. Acquisitions are included in our consolidated financial statements from their respective acquisition dates. As a result, our personal care operating results for the three-month periods ended September 30, 2017 and 2016 are not fully comparable.

Corporate

The following table summarizes our corporate results from continuing operations:

	For the Three-Month Periods Ended September 30,
	2017	2016
Financial Information (in millions):
Other operating expenses	$25.9	$32.7
Depreciation and amortization	3.1	3.3

Total operating expenses	$29.0	$36.0

Corporate expenses consist of costs relating to our executive management and corporate and administrative support functions, primarily information services, accounting, finance, billing and collections, legal, compliance, risk management, procurement, marketing, clinical administration, training, human resources and administration. Corporate other operating expenses have decreased approximately $7 million. This decrease is driven by a $3 million decrease related to HCHB implementation costs and fees and reductions in acquisition costs and various other operating expenses including professional fees, salaries and benefits, personnel costs and IT related services.

Nine-Month Period Ended September 30, 2017 Compared to the Nine-Month Period Ended September 30, 2016

Consolidated

The following table summarizes our results from continuing operations (amounts in millions):

	For the Nine-Month Periods Ended September 30,
	2017	2016
Net service revenue	$1,129.4	$1,071.2
Gross margin, excluding depreciation and amortization	467.2	450.7
% of revenue	41.4%	42.1%
Other operating expenses	389.8	406.9
% of revenue	34.5%	38.0%
Securities Class Action Lawsuit settlement, net	28.7	—

Operating income	48.8	43.8

Total other income, net	2.9	3.2
Income tax expense	(17.3)	(18.3)
Effective income tax rate	33.5%	39.0%

Net income	34.4	28.7

Net income attributable to noncontrolling interests	(0.2)	(0.3)

Net income attributable to Amedisys, Inc.	$34.1	$28.3

Overall, our operating income increased $5 million on a revenue increase of $58 million which was offset by a $42 million increase in cost of service and an $11 million increase in other operating expenses which is inclusive of the $30 million charge for the Securities Class Action Lawsuit settlement accrual and related legal fees incurred during the three-month period ended June 30, 2017. Excluding these amounts, our operating income increased $34 million driven by the performance of our hospice division and reductions in corporate operating expenses as the result of approximately $17 million related to HCHB implementation costs and acquisition activity incurred during the nine-month period ended September 30, 2016. Additionally our results for the nine-month period ended September 30, 2017 include the results of our acquisition of three home health and two hospice care centers on May 1, 2017, which added approximately $3 million in other operating expenses related to care center costs and approximately $1 million related to integration costs.

Home Health Division

The following table summarizes our home health segment results from continuing operations:

	For the Nine-Month Periods Ended September 30,
	2017	2016
Financial Information (in millions):
Medicare	$588.4	$619.2
Non-Medicare	226.1	198.0

Net service revenue	814.5	817.2
Cost of service	496.1	483.6

Gross margin	318.4	333.6
Other operating expenses	223.0	230.5

Operating income	$95.4	$103.1

Same Store Growth (1):

Medicare revenue	(5%)	3%
Non-Medicare revenue	14%	12%
Medicare admissions	(3%)	3%
Total Episodic admissions	1%	4%
Total admissions	1%	3%

Key Statistical Data—Total (2):

Medicare:
Admissions	143,711	147,025
Recertifications	78,878	77,565

Total volume	222,589	224,590
Completed episodes	217,190	218,007
Visits	3,794,001	3,893,568
Average revenue per completed episode (3)	$2,811	$2,835
Visits per completed episode (4)	17.3	17.5

Non-Medicare:
Admissions	80,244	74,139
Recertifications	33,949	28,945
Visits	1,727,618	1,549,760
Visiting Clinician Cost per Visit	$81.41	$80.52
Clinical Manager Cost per Visit	$8.42	$8.31

Total Cost per Visit	$89.83	$88.83

Visits	5,521,619	5,443,328

(1)	Same store information represents the percent increase (decrease) in our Medicare and Non-Medicare revenue or admissions for the period as a percent of the Medicare and Non-Medicare revenue or admissions of the prior period.
(2)	Total includes acquisitions.
(3)	Average Medicare revenue per completed episode is the average Medicare revenue earned for each Medicare completed episode of care.
(4)	Medicare visits per completed episode are the home health Medicare visits on completed episodes divided by the home health Medicare episodes completed during the period.

Operating	Results

Overall, our operating income declined $8 million on a $15 million decrease in gross margin offset by a $7 million decrease in other operating expenses.

Net Service Revenue

Our Medicare revenue decreased approximately $31 million which includes a $7 million reduction in revenue related to the Florida ZPIC audit. Approximately $13 million of the remaining $24 million decrease is due to lower volumes and increases in our provision for revenue adjustments. Additionally, we experienced a $12 million decrease in revenue per episode as a result of the 2017 CMS rate cut which was partially offset by an increase in the acuity level of our patients.

Our non-Medicare revenue increased approximately $28 million. Admissions from episodic payors increased 28% while our per visit payors increased 1%. We continue to focus on contract payors with significant concentrations in our markets and those that add incremental margin to our operations as we continue to evaluate our portfolio of managed care contracts.

Cost of Service, Excluding Depreciation and Amortization

Our cost of service increased $12 million due to an increase in both our cost per visit and our total visits. Our cost per visit is up approximately 1% as the result of an increase in health insurance costs and annual wage increases during the three-month period ended September 30, 2017. We have seen continued improvement in this metric driven by increases in clinician productivity.

Other Operating Expenses

Other operating expense decreased $7 million despite incurring approximately $2 million in severance costs related to our home health restructuring plan and an increase in our provision for doubtful accounts during the nine-month period ended September 30, 2017. These charges were offset by decreases in other care center related expenses, primarily salaries and benefits as the result of planned decreases post our HCHB rollout. Other operating expenses include approximately $2 million related to acquisitions during the nine-month period ended September 30, 2017.

Hospice Division

The following table summarizes our hospice segment results from continuing operations:

	For the Nine-Month Periods Ended September 30,
	2017	2016
Financial Information (in millions):
Medicare	$257.9	$217.0
Non-Medicare	14.9	13.8

Net service revenue	272.8	230.8
Cost of service	134.9	120.1

Gross margin	137.9	110.7
Other operating expenses	61.7	55.6

Operating income	$76.2	$55.1

Same Store Growth (1):
Medicare revenue	18%	16%
Non-Medicare revenue	7%	15%
Hospice admissions	13%	18%
Average daily census	15%	17%

Key Statistical Data—Total (2):
Hospice admissions	19,010	16,757
Average daily census	6,705	5,776
Revenue per day, net	$149.01	$145.86
Cost of service per day	$73.72	$75.89
Average discharge length of stay	92	94

(1)	Same store information represents the percent increase (decrease) in our Medicare and Non-Medicare revenue, Hospice admissions or average daily census for the period as a percent of the Medicare and Non-Medicare revenue, Hospice admissions or average daily census of the prior period.
(2)	Total includes acquisitions.

Operating Results

Overall, our operating income increased $21 million on a $27 million increase in gross margin offset by a $6 million increase in other operating expenses. The increase in our hospice volumes has attributed to an 18% increase in revenue. Combined with a decrease in cost of service per day, we have seen a 25% increase in our hospice gross margin compared to the nine-month period ended September 30, 2016.

Net Service Revenue

Our hospice revenue increased $42 million primarily due to a 15% increase in our average daily census as a result of a 13% increase in hospice admissions.

Cost of Service, Excluding Depreciation and Amortization

Our hospice cost of service increased $15 million as the result of a 15% increase in average daily census. Our cost of service per day decreased $2.17 primarily due to significant improvement in salary and pharmacy cost per day driven by cost controls and census growth.

Other Operating Expenses

Other operating expenses increased $6 million due to increases in other care center related expenses, primarily salaries and benefits expense and provision for doubtful accounts. The $2 million increase in provision for doubtful accounts is due to an increase in room and board revenue and non-Medicare revenue. We continue to see sequential improvement as our collection patterns normalize.

Personal Care Division

The following table summarizes our personal care segment results from continuing operations:

	For the Nine-Month Periods Ended September 30,
	2017	2016
Financial Information (in millions):
Medicare	$—	$—
Non-Medicare	42.1	23.2

Net service revenue	42.1	23.2
Cost of service	31.2	16.8

Gross margin	10.9	6.4
Other operating expenses	10.0	5.1

Operating income	$0.9	$1.3

Key Statistical Data:
Billable hours	1,822,653	990,389
Clients served	11,372	8,969
Shifts	830,151	451,421
Revenue per hour	$23.13	$23.41
Revenue per shift	$50.77	$51.36
Hours per shift	2.2	2.2

Operating income related to our personal care division remained flat on a $5 million increase in gross margin offset by $5 million increase in other operating expenses. As previously mentioned, due to the acquisition activity of this division, our personal care operating results for the nine-month periods ended September 30, 2017 and 2016 are not fully comparable. Revenue from acquisitions that have closed since September 1, 2016 was approximately $13 million for the nine-month period ended September 30, 2017.

Corporate

The following table summarizes our corporate results from continuing operations:

	For the Nine-Month Periods Ended September 30,
	2017	2016
Financial Information (in millions):
Other operating expenses	$85.4	$106.4
Depreciation and amortization	9.6	9.3

Total operating expenses before Securities Class Action Lawsuit settlement, net	95.0	115.7
Securities Class Action Lawsuit settlement, net	28.7	—

Total operating expenses	$123.7	$115.7

Excluding the $30 million Securities Class Action Lawsuit settlement accrual and related legal fees in 2017, corporate expenses decreased approximately $21 million primarily as a result of a $7 million reduction in HCHB implementation costs and a $9 million reduction in acquisition activity costs (including acquired corporate support and other acquisition costs). We also experienced reductions in various other operating expenses including salaries and benefits, non-cash compensation, personnel costs and IT related services which is inclusive of approximately $1 million in acquisition integration costs incurred during the nine-month period ended September 30, 2017.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows for the periods indicated (amounts in millions):

	For the Nine-Month Periods Ended September 30,
	2017	2016
Cash provided by operating activities	$73.5	$33.7
Cash used in investing activities	(32.9)	(45.4)
Cash used in financing activities	(4.7)	(6.9)

Net increase (decrease) in cash and cash equivalents	35.9	(18.6)
Cash and cash equivalents at beginning of period	30.2	27.5

Cash and cash equivalents at end of period	$66.1	$8.9

Cash provided by operating activities increased $39.8 million during the nine-month period ended September 30, 2017 compared to the nine-month period ended September 30, 2016 primarily due to an increase in our cash collections as compared to 2016. For additional information regarding our operating performance, see “Results of Operations” and “Outstanding Patient Accounts Receivable”.

Cash used in investing activities decreased $12.5 million during the nine-month period ended September 30, 2017 compared to the nine-month period ended September 30, 2016 primarily due to a decrease in our acquisition activity ($7.3 million) and a decrease in capital expenditures ($4.4 million).

Cash used in financing activities decreased $2.2 million during the nine-month period ended September 30, 2017 compared to the nine-month period ended September 30, 2016 primarily due to a decrease in repurchases of company stock pursuant to our stock repurchase program during the nine-month period ended September 30, 2016 offset by employee stock activity.

Liquidity

Typically, our principal source of liquidity is the collection of our patient accounts receivable, primarily through the Medicare program. In addition to our collection of patient accounts receivable, from time to time, we can and do obtain additional sources of liquidity by the incurrence of additional indebtedness or through sales of equity.

During the nine-month period ended September 30, 2017, we spent $9.1 million in capital expenditures as compared to $13.5 million during the nine-month period ended September 30, 2016. Our capital expenditures for 2017 are expected to be approximately $10.0 million—$12.0 million.

As of September 30, 2017, we had $66.1 million in cash and cash equivalents and $167.3 million in availability under our $200.0 million Revolving Credit Facility.

During the three-month period ended September 30, 2017, we settled the Securities Class Action Lawsuit for approximately $43.7 million, of which approximately $15.0 million was paid by the Company’s insurance carriers. We used cash on hand to make the required remaining $28.7 million payment during the three-month period ended September 30, 2017.

Based on our operating forecasts and our debt service requirements, we believe we will have sufficient liquidity to fund our operations, capital requirements and debt service requirements.

Outstanding Patient Accounts Receivable

Our net patient accounts receivable increased $11.3 million from December 31, 2016 to September 30, 2017. Our cash collection as a percentage of revenue was 101% and 98% for the nine-month periods ended September 30, 2017 and 2016, respectively. Our days revenue outstanding, net at September 30, 2017 was 40.7 days which is an increase of 0.5 days from December 31, 2016 and from June 30, 2017. The Florida ZPIC audit (see Note 5 – Commitments and Contingencies to our condensed consolidated financial statements) which resulted in $7.8 million of net receivables being placed on payment suspension as of September 30, 2017, has added 1.7 days to our days revenue outstanding, net. Additionally, collections of receivables of the three home health and two hospice care centers acquired on May 1, 2017, has added 1.0 day to our days revenue outstanding, net. As is typical with newly acquired care centers, we experienced an increase in our aging of receivables due to regulatory delays related to the change of ownership process.

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

Our provision for estimated revenue adjustments (which is deducted from our service revenue to determine net service revenue) and provision for doubtful accounts were as follows for the periods indicated (amounts in millions). We fully reserve for both our Medicare and other patient accounts receivable that are aged over 365 days. For those patient accounts that are not aged over 365 days, we make adjustments to Medicare revenue or our provision for doubtful accounts based on our aging of accounts and historical collection experience. We have experienced a $10 million increase in our provision for doubtful accounts and contractual reserves during the nine-month period ended September 30, 2017 compared to the nine-month period ended September 30, 2016 due to increased write-offs and accounts receivable aging as a result of our conversion to HCHB as well as the Florida ZPIC audit.

	For the Three-Month Periods Ended September 30,		For the Nine-Month Periods Ended September 30,
	2017	2016	2017	2016
Provision for estimated revenue adjustments	$3.5	$1.6	$11.9	$5.9
Provision for doubtful accounts	7.1	5.5	18.1	13.7

Total	$10.6	$7.1	$30.0	$19.6

As a percent of revenue	2.8%	1.9%	2.7%	1.8%

The following schedules detail our patient accounts receivable, net of estimated revenue adjustments, by payor class, aged based upon initial date of service (amounts in millions, except days revenue outstanding, net):

	0-90	91-180	181-365	Over 365	Total
At September 30, 2017:
Medicare patient accounts receivable, net (1)	$90.4	$13.9	$2.9	$—	$107.2

Other patient accounts receivable:
Medicaid	13.3	3.0	2.2	0.5	19.0
Private	44.0	10.2	10.9	6.0	71.1

Total	$57.3	$13.2	$13.1	$6.5	$90.1

Allowance for doubtful accounts (2)					(19.9)

Non-Medicare patient accounts receivable, net					$70.2

Total patient accounts receivable, net					$177.4

Days revenue outstanding, net (3)					40.7

	0-90	91-180	181-365	Over 365	Total
At December 31, 2016:
Medicare patient accounts receivable, net (1)	$82.7	$17.1	$1.4	$—	$101.2

Other patient accounts receivable:
Medicaid	13.6	3.6	3.6	0.2	21.0
Private	39.8	10.4	7.6	3.8	61.6

Total	$53.4	$14.0	$11.2	$4.0	$82.6

Allowance for doubtful accounts (2)					(17.7)

Non-Medicare patient accounts receivable, net					$64.9

Total patient accounts receivable, net					$166.1

Days revenue outstanding, net (3)					40.2

(1)	The following table summarizes the activity and ending balances in our estimated revenue adjustments (amounts in millions), which is recorded to reduce our Medicare outstanding patient accounts receivable to their estimated net realizable value, as we do not estimate an allowance for doubtful accounts for our Medicare claims.

	For the Three-Month Period Ended September 30, 2017	For the Three-Month Period Ended December 31, 2016	For the Nine-Month Period Ended September 30, 2017	For the Nine-Month Period Ended December 31, 2016
Balance at beginning of period	$6.9	$3.8	$4.1	$3.4
Provision for estimated revenue adjustments	3.5	2.0	11.9	6.2
Write offs	(3.8)	(1.7)	(9.4)	(5.5)

Balance at end of period	$6.6	$4.1	$6.6	$4.1

Our estimated revenue adjustments were 5.8% and 3.9% of our outstanding Medicare patient accounts receivable at September 30, 2017 and December 31, 2016, respectively.

(2)	The following table summarizes the activity and ending balances in our allowance for doubtful accounts (amounts in millions), which is recorded to reduce only our Medicaid and private payer outstanding patient accounts receivable to their estimated net realizable value.

	For the Three-Month Period Ended September 30, 2017	For the Three-Month Period Ended December 31, 2016	For the Nine-Month Period Ended September 30, 2017	For the Nine-Month Period Ended December 31, 2016
Balance at beginning of period	$17.9	$16.7	$17.7	16.7
Provision for doubtful accounts	7.1	5.9	18.1	15.6
Write offs	(5.1)	(4.9)	(15.9)	(14.6)

Balance at end of period	$19.9	$17.7	$19.9	$17.7

Our allowance for doubtful accounts was 22% and 21% of our outstanding Medicaid and private patient accounts receivable at September 30, 2017 and December 31, 2016, respectively.

(3)	Our calculation of days revenue outstanding, net is derived by dividing our ending net patient accounts receivable (i.e., net of estimated revenue adjustments and allowance for doubtful accounts ) at September 30, 2017 and December 31, 2016 by our average daily net patient revenue for the three-month periods ended September 30, 2017 and December 31, 2016, respectively.

Indebtedness

Our weighted average interest rate for our $100.0 million Term Loan, under our Credit Agreement, was 3.2% and 3.0% for the three and nine-month periods ended September 30, 2017, respectively, and 2.5% for the three and nine-month periods ended September 30, 2016, respectively. Our weighted average interest rate for our $200.0 million Revolving Credit Facility was 4.5% and 3.5% for the three and nine-month periods ended September 30, 2016, respectively.

As of September 30, 2017, our consolidated leverage ratio, as defined by our Credit Agreement, was 0.9, our consolidated fixed charge coverage ratio, as defined by our Credit Agreement, was 4.1 and we are in compliance with our Credit Agreement.

As of September 30, 2017, our availability under our $200.0 million Revolving Credit Facility was $167.3 million as we had $32.7 million outstanding in letters of credit.

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

We are exposed to market risk from fluctuations in interest rates. Our Revolving Credit Facility and Term Loan carry a floating interest rate which is tied to the Eurodollar rate (i.e. LIBOR) and the Prime Rate, and therefore, our condensed consolidated statements of operations and our condensed consolidated statements of cash flows will be exposed to changes in interest rates. As of September 30, 2017, the total amount of outstanding debt subject to interest rate fluctuations was $91.3 million. A 1.0% interest rate change would cause interest expense to change by approximately $0.9 million annually.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of September 30, 2017, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.

Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2017, the end of the period covered by this Quarterly Report.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have occurred during the quarter ended September 30, 2017 that have materially impacted, or are reasonably likely to materially impact, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and, based on an evaluation of our controls and procedures, our principal executive officer and our principal financial officer concluded our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2017, the end of the period covered by this Quarterly Report.

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

The following table provides the information with respect to purchases made by us of shares of our common stock during each of the months during the three-month period ended September 30, 2017:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c ) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
July 1, 2017 to July 31, 2017	12,515		$50.81	—	$—
August 1, 2017 to August 31, 2017	—		—	—	—
September 1, 2017 to September 30, 2017	1,694		54.66	—	—

	14,209	(1)	$51.27	—	$—

(1)	Includes shares of common stock surrendered to us by certain employees to satisfy tax withholding obligations in connection with the vesting of non-vested stock previously awarded to such employees under our 2008 Omnibus Incentive Compensation Plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits marked with the cross symbol (†) are filed and the exhibits marked with a double cross (††) are furnished with this Form 10-Q. Any exhibits marked with the asterisk symbol (*) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

Exhibit Number	Document Description
3.1	Composite of Certificate of Incorporation of the Company inclusive of all amendments through June 14, 2007

3.2	Composite of By-Laws of the Company inclusive of all amendments through April 20, 2016

†*10.1	Transition Agreement and General Release of Lawrence Pernosky

†*10.2	Agreement to Terminate Transition Agreement and General Release of Lawrence Pernosky

†31.1	Certification of Paul B. Kusserow, President and Chief Executive Officer (principal executive officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2	Certification of Scott G. Ginn, Chief Financial Officer (principal financial officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

††32.1	Certification of Paul B. Kusserow, President and Chief Executive Officer (principal executive officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

††32.2	Certification of Scott G. Ginn, Chief Financial Officer (principal financial officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†101.INS	XBRL Instance

†101.SCH	XBRL Taxonomy Extension Schema Document

†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

†101.DEF	XBRL Taxonomy Extension Definition Linkbase

†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMEDISYS, INC. (Registrant)

By:	/s/ SCOTT G. GINN
Scott G. Ginn,
Principal Accounting Officer and
Duly Authorized Officer

Date: November 8, 2017