Form 10-Q
period 2018-03-31
AMEDISYS INC
filed 2018-05-08
CIK 896262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, is as follows: Common stock, $0.001 par value, 34,063,728 shares outstanding as of May 4, 2018.

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
Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on any forward-looking statement as a prediction of future events. We expressly disclaim any obligation or undertaking and we do not intend to release publicly any updates or changes in our expectations concerning the forward-looking statements or any changes in events, conditions or circumstances upon which any forward-looking statement may be based, except as required by law. For a discussion of some of the factors discussed above as well as additional factors, see our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 28, 2018, particularly, Part I, Item 1A - Risk Factors therein, which are incorporated herein by reference and Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q. Additional risk factors may also be described in reports that we file from time to time with the SEC.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMEDISYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	March 31, 2018 (unaudited)	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$120,005	$86,363
Patient accounts receivable, net	192,936	201,196
Prepaid expenses	12,430	7,329
Other current assets	18,148	16,268
Total current assets	343,519	311,156
Property and equipment, net of accumulated depreciation of $130,877 and $146,814	28,213	31,122
Goodwill	322,199	319,949
Intangible assets, net of accumulated amortization of $31,288 and $30,610	45,382	46,061
Deferred income taxes	53,119	56,064
Other assets, net	49,856	49,130
Total assets	$842,288	$813,482
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$22,966	$25,384
Payroll and employee benefits	88,585	89,936
Accrued expenses	88,842	89,104
Current portion of long-term obligations	10,417	10,638
Total current liabilities	210,810	215,062
Long-term obligations, less current portion	75,782	78,203
Other long-term obligations	6,138	3,791
Total liabilities	292,730	297,056
Commitments and Contingencies—Note 5
Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized; 35,861,469 and 35,747,134 shares issued; and 34,056,627 and 33,964,767 shares outstanding	35	35
Additional paid-in capital	575,926	568,780
Treasury stock at cost 1,804,842 and 1,782,367 shares of common stock	(55,019)	(53,713)
Accumulated other comprehensive income	15	15
Retained earnings	27,363	204
Total Amedisys, Inc. stockholders’ equity	548,320	515,321
Noncontrolling interests	1,238	1,105
Total equity	549,558	516,426
Total liabilities and equity	$842,288	$813,482
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	For the Three-Month Periods Ended March 31
	2018	2017
Net service revenue	$399,262	$364,661
Cost of service, excluding depreciation and amortization	238,309	216,329
General and administrative expenses:
Salaries and benefits	75,631	74,459
Non-cash compensation	4,044	3,874
Other	41,680	40,417
Depreciation and amortization	3,593	4,417
Operating expenses	363,257	339,496
Operating income	36,005	25,165
Other income (expense):
Interest income	120	19
Interest expense	(1,703)	(1,068)
Equity in earnings (loss) from equity method investments	1,860	(106)
Miscellaneous, net	601	1,112
Total other income (expense), net	878	(43)
Income before income taxes	36,883	25,122
Income tax expense	(9,563)	(9,923)
Net income	27,320	15,199
Net income attributable to noncontrolling interests	(161)	(69)
Net income attributable to Amedisys, Inc.	27,159	15,130
Basic earnings per common share:
Net income attributable to Amedisys, Inc. common stockholders	$0.80	$0.45
Weighted average shares outstanding	33,971	33,443
Diluted earnings per common share:
Net income attributable to Amedisys, Inc. common stockholders	$0.79	$0.44
Weighted average shares outstanding	34,592	34,073
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Three-Month Periods Ended March 31
	2018	2017
Cash Flows from Operating Activities:
Net income	$27,320	$15,199
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,593	4,417
Non-cash compensation	4,044	3,874
401(k) employer match	2,567	2,227
Loss (gain) on disposal of property and equipment	563	(16)
Deferred income taxes	2,945	9,445
Equity in (earnings) loss from equity method investments	(1,860)	106
Amortization of deferred debt issuance costs	178	185
Return on equity investment	625	150
Changes in operating assets and liabilities, net of impact of acquisitions:
Patient accounts receivable	8,260	(6,152)
Other current assets	(6,982)	(3,403)
Other assets	46	(990)
Accounts payable	(1,523)	93
Accrued expenses	(1,807)	1,386
Other long-term obligations	2,348	576
Net cash provided by operating activities	40,317	27,097
Cash Flows from Investing Activities:
Proceeds from sale of deferred compensation plan assets	462	565
Proceeds from the sale of property and equipment	5	—
Purchase of investment	—	(256)
Purchases of property and equipment	(1,462)	(4,385)
Acquisitions of businesses, net of cash acquired	(2,250)	(4,099)
Net cash used in investing activities	(3,245)	(8,175)
Cash Flows from Financing Activities:
Proceeds from issuance of stock upon exercise of stock options and warrants	125	653
Proceeds from issuance of stock to employee stock purchase plan	597	612
Shares withheld upon stock vesting	(1,305)	(758)
Non-controlling interest distribution	(28)	(42)
Principal payments of long-term obligations	(2,819)	(1,250)
Net cash used in financing activities	(3,430)	(785)
Net increase in cash and cash equivalents	33,642	18,137
Cash and cash equivalents at beginning of period	86,363	30,197
Cash and cash equivalents at end of period	$120,005	$48,334
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,065	$706
Cash paid for income taxes, net of refunds received	$2,813	$284
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. NATURE OF OPERATIONS, CONSOLIDATION AND PRESENTATION OF FINANCIAL STATEMENTS
Amedisys, Inc., a Delaware corporation, (together with its consolidated subsidiaries, referred to herein as “Amedisys,” “we,” “us,” or “our”) is a multi-state provider of home health, hospice and personal care services with approximately 74% and 77% of our revenue derived from Medicare for the three-month periods ended March 31, 2018 and 2017, respectively. As of March 31, 2018, we owned and operated 322 Medicare-certified home health care centers, 83 Medicare-certified hospice care centers and 15 personal-care care centers in 34 states within the United States and the District of Columbia.
Basis of Presentation
In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly our financial position, our results of operations, and our cash flows in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting. Our results of operations for the interim periods presented are not necessarily indicative of results of our operations for the entire year and have not been audited by our independent auditors.
This report should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission (“SEC”) on February 28, 2018 (the “Form 10-K”), which includes information and disclosures not included herein. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from the interim financial information presented, as allowed by such SEC rules and regulations.
Recently Adopted Accounting Pronouncements
On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) and ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (collectively, “ASC 606”), the new accounting standards issued by the Financial Accounting Standards Board (“FASB”) on revenue recognition, using the full retrospective method. ASC 606 outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers. The standards supersede existing revenue recognition requirements and eliminate most industry-specific guidance from U.S. GAAP. The core principle of the revenue recognition standard is to require an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. As a result of the Company's adoption of ASC 606, the revenue and related estimated uncollectible amounts owed to us by non-Medicare payors that were historically classified as a provision for doubtful accounts are now considered an implicit price concession in determining net service revenue. Accordingly, the Company reports uncollectible balances due from third-party payors and uncollectible balances associated with patient responsibility as a reduction of the transaction price and therefore, as a reduction in net service revenue (or as it relates to Hospice room and board, an increase in cost of service, excluding depreciation and amortization) when historically these amounts were classified as provision for doubtful accounts within operating expenses within our condensed consolidated statements of operations. In addition, the adoption of ASC 606 resulted in increased disclosure, including qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides specific guidance on eight cash flow classification issues not specifically addressed by U.S. GAAP. The ASU is effective for annual and interim periods beginning after December 15, 2017. The standard should be applied using a retrospective transition method unless it is impractical to do so for some of the issues. In such case, the amendments for those issues would be applied prospectively as of the earliest date practicable. Our adoption of this standard on January 1, 2018, using a retrospective transition method to each period presented, did not have an effect on our condensed consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which provides guidance to assist entities with evaluating whether transactions should be accounted for as an acquisition (or disposal) of assets or a business. The ASU is effective for annual and interim periods beginning after December 15, 2017. We

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

adopted this ASU effective January 1, 2018, on a prospective basis. The impact on our consolidated financial statements and related disclosures will depend on the facts and circumstances of any specific future transactions as evaluated under the new framework.
In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350)—Simplifying the Test for Goodwill Impairment, which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge (Step 2 of the goodwill impairment test). Instead, impairment will be measured using the difference of the carrying amount to the fair value of the reporting unit. The ASU was effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted. We adopted this ASU effective January 1, 2018, on a prospective basis and will apply this guidance to our future tests of goodwill impairment.
Use of Estimates
Our accounting and reporting policies conform with U.S. GAAP. In preparing the unaudited condensed consolidated financial statements, we are required to make estimates and assumptions that impact the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Reclassifications and Comparability
Certain reclassifications have been made to prior periods’ financial statements in order to conform to the current period’s presentation. Effective January 1, 2018, we adopted ASC 606 on a full retrospective basis which required the reclassification of certain previously reported results. See Note 2 - Significant Accounting Policies for further details on the impact of the adoption of ASC 606.
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
We account for investments in entities in which we have the ability to exercise significant influence under the equity method if we hold 50% or less of the voting stock and the entity is not a variable interest entity in which we are the primary beneficiary. The book value of investments that we accounted for under the equity method of accounting was $27.6 million and $26.4 million as of March 31, 2018 and December 31, 2017, respectively. We account for investments in entities in which we have less than a 20% ownership interest under the cost method of accounting if we do not have the ability to exercise significant influence over the investee.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Revenue Recognition
Our adoption of ASC 606 on January 1, 2018, on a full retrospective basis, impacted the Company's previously reported results as follows (amounts in thousands, unaudited):

	As Previously Reported	Adjustment for the Adoption of ASC 606	As Adjusted
	As of December 31, 2017
Condensed Consolidated Balance Sheets
Patient accounts receivable, net	$201,196	$—	$201,196
Allowance for doubtful accounts	$20,866	$20,866	$—

	For the three-month period ended March 31, 2017
Condensed Consolidated Statements of Operations
Net service revenue	$370,458	$(5,797)	$364,661
Cost of service, excluding depreciation and amortization	$215,785	$544	$216,329
Provision for doubtful accounts	$6,341	$(6,341)	$—
Net income attributable to Amedisys, Inc.	$15,130	$—	$15,130

Condensed Consolidated Statements of Cash Flows
Provision for doubtful accounts	$6,341	$(6,341)	$—
Changes in operating assets and liabilities, net of impact of acquisitions:
Patient accounts receivable	$(12,493)	$6,341	$(6,152)
We earn net service revenue through our home health, hospice and personal care care segments through the delivery of a variety of services that best suit our patients' needs, whether that is home-based recovery and rehabilitation after an operation or injury, care the empowers patients to manage a chronic disease, hospice care at the end of life, or providing assistance with daily activities through our personal care segment. We account for revenue from contracts with customers in accordance with ASC 606, and as such, we recognize revenue in the period in which we satisfy our performance obligations under our contracts by transferring our promised services to our customers, in amounts that reflect the consideration to which we expect to be entitled in exchange for providing patient care, which are the transaction prices allocated to the distinct services. The Company's cost of obtaining contracts is not material.

Revenues are recognized as performance obligations are satisfied, which varies based on the nature of the services provided. Our performance obligation is the delivery of patient care services in accordance with the nature and frequency of services outlined in physicians' orders, which are determined by a physician based on a patient's specific goals.

The Company's performance obligations relate to contracts with a duration of less than one year; therefore, the Company has elected to apply the optional exemption provided by ASC 606 and is not required to disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied as of the end of the reporting period. The unsatisfied or partially unsatisfied performance obligations are generally completed when the patients are discharged, which generally occurs within days or weeks of the end of the reporting period.

We determine the transaction price based on gross charges for services provided, reduced by contractual adjustments provided to third-party payors and estimates of implicit price concessions provided to self-pay or uninsured patients or other payors. The Company assesses the patient's ability to pay for their healthcare services at the time of patient admission based on the Company's verification of the patient's insurance coverage under the Medicare, Medicaid, and other commercial or managed care insurance programs. Medicare contributes to approximately 74% of the Company's consolidated net service revenue. We determine our estimates of contractual adjustments and implicit price concessions by major payor class based on contractual agreements with individual third-party payors, our historical collection experience, aged accounts receivable by payor and current economic

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

conditions. The implicit price concession included in estimating the transaction price represents the difference between amounts billed and amounts we expect to collect based on our collection history with similar payors. Subsequent changes to the estimate of the transaction price are recorded as adjustments to net service revenue in the period of change. Subsequent changes that are determined to be the result of an adverse change in the patient's ability to pay (i.e. change in credit risk) are recorded as provision for doubtful accounts.

We record our service revenue net of estimated revenue adjustments related to third-party payor payment reviews to reflect amounts we estimate to be realizable for services provided. Amounts due from third-party payors, primarily commercial health insurers and government programs (Medicare and Medicaid), include variable consideration for retroactive revenue adjustments due to settlements of audits and reviews. We make estimates for these revenue adjustments based on our historical experience and success rates in the claim appeals and adjudication process.

Home Health Revenue Recognition
Medicare Revenue
Net service revenue is recorded under the Medicare prospective payment system (“PPS”) based on an established Federal Medicare home health episode payment rate, that is subject to adjustment based on certain variables, including, but not limited to (a) an outlier payment if our patient’s care was unusually costly (capped at 10% of total reimbursement per provider number); (b) a low utilization payment adjustment (“LUPA”) if the number of visits was fewer than five; (c) a partial payment if our patient transferred to another provider or we received a patient from another provider before completing the episode; (d) a payment adjustment based upon the level of therapy services required (with various incremental adjustments made for additional visits, with larger payment increases associated with the sixth, fourteenth and twentieth visit thresholds); (e) adjustments to payments if we are unable to perform periodic therapy assessments; (f) the number of episodes of care provided to a patient, regardless of whether the same home health provider provided care for the entire series of episodes; (g) changes in the base episode payments established by the Medicare Program; (h) adjustments to the base episode payments for case mix and geographic wages; and (i) recoveries of overpayments. Medicare rates are based on the severity of the patient's condition, service needs and goals, and other factors relating to the cost of providing services and supplies, bundled into an episode of care, not to exceed 60 days. An episode starts the first day a billable visit is performed and ends 60 days later or upon discharge, if earlier, with multiple continuous episodes allowed.
The Medicare home health benefit requires that beneficiaries be homebound (meaning that the beneficiary is unable to leave their home without a considerable and taxing effort), require intermittent skilled nursing, physical therapy or speech therapy services, and receive treatment under a plan of care established and periodically reviewed by a physician. All Medicare contracts are required to have a signed plan of care which represents a single performance obligation, comprising of the delivery of a series of distinct services that are substantially similar and have a similar pattern of transfer to the customer. Accordingly, the Company accounts for the series of services ("episode") as a single performance obligation satisfied over time, as the customer simultaneously receives and consumes the benefits of the goods and services provided. Expected Medicare revenue per episode is recognized based on a pro-rated service output method, utilizing our historical average length of episode prior to discharge.
The base episode payment can be adjusted based on each patient's health including clinical condition, functional abilities, and service needs, as well as for the applicable geographic wage index, low utilization, patient transfers and other factors. The services covered by the episode payment include all disciplines of care in addition to medical supplies. Medicare can also make various adjustments to payments received if we are unable to produce appropriate billing documentation or acceptable authorizations. In addition, we make adjustments to Medicare revenue if we find we are unable to obtain appropriate billing documentation, authorizations or face-to-face documentation. We estimate the impact of such adjustments based on our historical experience, which primarily includes a historical collection rate of over 99% on Medicare claims, and record this estimate during the period in which services are rendered as an estimated revenue adjustment and a corresponding reduction to patient accounts receivable.
A portion of reimbursement from each Medicare episode is billed near the start of each episode, and cash is typically received before all services are rendered. The amount of revenue recognized for episodes of care which are incomplete at period end is based on the company's average percentage of days complete on episodes as of the end of the year. As of March 31, 2018 and 2017, the difference between the cash received from Medicare for a request for anticipated payment (“RAP”) on episodes in progress and the associated estimated revenue was immaterial and, therefore, the resulting credits were recorded as a reduction to our outstanding patient accounts receivable in our condensed consolidated balance sheets for such periods.

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
Non-episodic based Revenue. Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to our established or estimated per-visit rates. Contractual adjustments are recorded for the difference between our standard rates and the contracted rates to be realized from patients, third parties and others for services provided and are deducted from gross revenue to determine net service revenue. We also make adjustments to non-episodic revenue for any implicit price concessions, based on historical experience, to reflect the estimated transaction price. We receive a minimal amount of our net service revenue from patients who are either self-insured or are obligated for an insurance co-payment.
Hospice Revenue Recognition
Hospice Medicare Revenue
Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the estimated payment rates. The estimated payment rates are predetermined daily or hourly rates for each of the four levels of care we deliver. The four levels of care are routine care, general inpatient care, continuous home care and respite care. Routine care accounts for 99% and 98% of our total net Medicare hospice service revenue for each of the three-month periods ended March 31, 2018, and 2017, respectively. There are two separate payment rates for routine care: payments for the first 60 days of care and care beyond 60 days. In addition to the two routine rates, we may also receive a service intensity add-on (“SIA”). The SIA is based on visits made in the last seven days of life by a registered nurse (“RN”) or medical social worker (“MSW”) for patients in a routine level of care.
The performance obligation is the delivery of hospice services to the patient, as determined by a physician, each day the patient is on hospice care.
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
Additionally, our hospice service revenue is subject to certain limitations on payments from Medicare which are considered variable consideration. We are subject to an inpatient cap limit and an overall Medicare payment cap for each provider number. We monitor these caps on a provider-by-provider basis and estimate amounts due back to Medicare if we estimate a cap has been exceeded. We record these adjustments as a reduction to revenue and an increase in other accrued liabilities. Beginning for the cap year ending October 31, 2017, providers are required to self-report and pay their estimated cap liability by February 28th of the following year. As of March 31, 2018, we have settled our Medicare hospice reimbursements for all fiscal years through October 31, 2012. As of March 31, 2018, we have recorded $0.8 million for estimated amounts due back to Medicare in other accrued liabilities for the Federal cap years ended October 31, 2013 through September 30, 2018. As of December 31, 2017, we had recorded $0.9 million for estimated amounts due back to Medicare in other accrued liabilities for the Federal cap years ended October 31, 2013 through September 30, 2018.
Hospice Non-Medicare Revenue
Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to our established rates or estimated per day rates, as applicable. Contractual adjustments are recorded for the difference between our established rates and the amounts estimated to be realizable from patients, third parties and others for services provided and are deducted from gross revenue to determine our net service revenue . We also make adjustments to non-Medicare revenue for any implicit price concessions, based on historical experience, to reflect the estimated transaction price.
Personal Care Revenue Recognition
Personal Care Revenue
We generate net service revenues by providing our services directly to patients primarily on a per hour, visit or unit basis. We receive payment for providing such services from our payor clients, including state and local governmental agencies, managed

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Patient Accounts Receivable
We report accounts receivable from services rendered at their estimated transaction price, which includes price concessions based on the estimated uncollectible amounts due from payors. Our patient accounts receivable are uncollateralized and consist of amounts due from Medicare, Medicaid, other third-party payors and patients. As of March 31, 2018, there is only one single payor, other than Medicare, that accounts for more than 10% of our total outstanding patient receivables (approximately 10.3%). Thus, we believe there are no other significant concentrations of receivables that would subject us to any significant credit risk in the collection of our patient accounts receivable. We write off accounts on a monthly basis once we have exhausted our collection efforts and deem an account to be uncollectible.
We believe the collectibility risk associated with our Medicare accounts, which represent 56% and 59% of our net patient accounts receivable at March 31, 2018 and December 31, 2017, respectively, is limited due to our historical collection rate of over 99% from Medicare and the fact that Medicare is a U.S. government payor. Accordingly, we do not record an allowance for doubtful accounts for our Medicare patient accounts receivable, which are recorded at their net realizable value after recording estimated revenue adjustments as discussed above. During the three-month periods ended March 31, 2018 and 2017, we recorded $1.6 million and $3.4 million, respectively, in estimated revenue adjustments to Medicare revenue.
We do not believe there are any significant concentrations of revenues from any payor that would subject us to any significant credit risk in the collection of our accounts receivable.
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
During the three-month period ended March 31, 2018, we reviewed the balances of our property and equipment and as a result, eliminated those asset balances for which the asset was fully depreciated and no longer in service. The following table summarizes the balances related to our property and equipment for the periods indicated (amounts in millions):

	As of March 31, 2018	As of December 31, 2017
Building and leasehold improvements	7.8	7.8
Equipment and furniture	63.0	72.9
Computer software	88.3	97.2
	159.1	177.9
Less: accumulated depreciation	(130.9)	(146.8)
	$28.2	$31.1

Fair Value of Financial Instruments
The following details our financial instruments where the carrying value and the fair value differ (amounts in millions):

	Fair Value at Reporting Date Using
Financial Instrument	Carrying Value as of March 31, 2018	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term obligations	$87.9	$—	$88.8	$—
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

	For the Three- Month Periods Ended March 31
	2018	2017
Weighted average number of shares outstanding - basic	33,971	33,443
Effect of dilutive securities:
Stock options	334	239
Non-vested stock and stock units	287	391
Weighted average number of shares outstanding - diluted	34,592	34,073
Anti-dilutive securities	182	332

Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which will require lessees to recognize a lease liability and right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. The ASU is effective for annual and interim periods beginning on or after December 15, 2018. Early adoption is permitted. The standard requires a modified retrospective transition method which requires recognition and disclosure under the new guidance for all periods presented. While the Company expects adoption of this standard to lead to a material increase in the assets and liabilities recorded on our balance sheet, we are still evaluating the overall impact on our consolidated financial statements and related disclosures and the effect of the standard on our ongoing financial reporting.

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
On March 1, 2018, we acquired the assets of Christian Care at Home which services the state of Kentucky for a total purchase price of $2.3 million. The purchase price was paid with cash on hand on the date of the transaction. During the three-month period ended March 31, 2018, we recorded goodwill of $2.3 million in connection with the acquisition.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. LONG-TERM OBLIGATIONS
Long-term debt consisted of the following for the periods indicated (amounts in millions):

	March 31, 2018	December 31, 2017
$100.0 million Term Loan; principal payments plus accrued interest payable quarterly; interest rate at ABR Rate plus applicable percentage or Eurodollar Rate plus the applicable percentage (3.88% at March 31, 2018); due August 28, 2020	$87.5	$90.0
$200.0 million Revolving Credit Facility; interest only payments; interest rate at ABR Rate plus applicable percentage or Eurodollar Rate plus the applicable percentage; due August 28, 2020	—	—
Promissory notes	0.4	0.7
Principal amount of long-term obligations	87.9	90.7
Deferred debt issuance costs	(1.7)	(1.9)
	86.2	88.8
Current portion of long-term obligations	(10.4)	(10.6)
Total	$75.8	$78.2
Our weighted average interest rate for our $100.0 million Term Loan, under our Credit Agreement, was 3.6% and 2.8% for the three-month periods ended March 31, 2018 and 2017, respectively.
As of March 31, 2018, our consolidated leverage ratio was 0.8, our consolidated fixed charge coverage ratio was 4.5 and we are in compliance with our Credit Agreement. In the event we are not in compliance with our debt covenants in the future, we would pursue various alternatives in an attempt to successfully resolve the non-compliance, which might include, among other things, seeking debt covenant waivers or amendments.
As of March 31, 2018, our availability under our $200.0 million Revolving Credit Facility was $162.3 million as we had $37.7 million outstanding in letters of credit.

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
Idaho and Wyoming Self-Report
During 2016, the Company engaged an independent auditing firm to perform a clinical audit of the hospice care centers acquired by Frontier Home Health and Hospice in April 2014. As of March 31, 2018, we have an accrual of $1.3 million for this matter. No assurances can be given as to the timing or outcome of the audit on the Company, its consolidated financial condition, results of operations or cash flows, which could be material, individually or in the aggregate.
Third Party Audits - Ongoing
From time to time, in the ordinary course of business, we are subject to audits under various governmental programs in which third party firms engaged by the Centers for Medicare and Medicaid Services (“CMS”) conduct extensive review of claims data to identify potential improper payments under the Medicare program.

In July 2010, our subsidiary that provides hospice services in Florence, South Carolina received from a Zone Program Integrity Contractor (“ZPIC”) a request for records regarding a sample of 30 beneficiaries who received services from the subsidiary during the period of January 1, 2008 through March 31, 2010 (the “Review Period”) to determine whether the underlying services met pertinent Medicare payment requirements. We acquired the hospice operations subject to this review on August 1, 2009; the Review Period covers time periods both before and after our ownership of these hospice operations. Based on the ZPIC’s findings for 16 beneficiaries, which were extrapolated to all claims for hospice services provided by the Florence subsidiary billed during the Review Period, on June 6, 2011, the Medicare Administrative Contractor (“MAC”) for the subsidiary issued a notice of overpayment seeking recovery from our subsidiary of an alleged overpayment. We dispute these findings, and our Florence subsidiary has filed appeals through the Original Medicare Standard Appeals Process, in which we are seeking to have those findings overturned. An administrative law judge ("ALJ") hearing was held in early January 2015. On January 18, 2016, we received a letter dated January 6, 2016 referencing the ALJ hearing decision for the overpayment issued on June 6, 2011. The decision was partially favorable with

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

a new overpayment amount of $3.7 million with a balance owed of $5.6 million including interest based on 9 disputed claims (originally 16). We filed an appeal to the Medicare Appeals Council on the remaining 9 disputed claims and also argued that the statistical method used to select the sample was not valid. No assurances can be given as to the timing or outcome of the Medicare Appeals Council decision. As of March 31, 2018, Medicare has withheld payments of $5.7 million (including additional interest) as part of their standard procedures once this level of the appeal process has been reached. In the event we are not able to recoup this alleged overpayment, we are indemnified by the prior owners of the hospice operations for amounts relating to the period prior to August 1, 2009. As of March 31, 2018, we have an indemnity receivable of approximately $4.9 million for the amount withheld related to the period prior to August 1, 2009.
In July 2016, the Company received a request for medical records from SafeGuard Services, L.L.C (“SafeGuard”), a ZPIC related to services provided by some of the care centers that the Company acquired from Infinity Home Care, L.L.C. The review period covers time periods both before and after our ownership of the care centers, which were acquired on December 31, 2015. In August 2017, the Company received Requests for Repayment from Palmetto GBA, LLC ("Palmetto") regarding Infinity Home Care of Lakeland, LLC, ("Lakeland Care Centers") and Infinity Home Care of Pinellas, LLC, (Clearwater Care Center"). The Palmetto letters are based on statistical extrapolation performed by SafeGuard which alleged an overpayment of $34.0 million for the Lakeland Care Centers on a universe of 72 Medicare claims totaling $0.2 million in actual claims payments using a 100% error rate and an overpayment of $4.8 million for the Clearwater Care Center on a universe of 70 Medicare claims totaling $0.2 million in actual claims payments using a 100% error rate.
The Lakeland Request for Repayment covers claims between January 2, 2014, and September 13, 2016. The Clearwater Request for Repayment covers claims between January 2, 2015, and December 9, 2016. As a result of Level I Administrative Appeals, also known as Redetermination, the alleged overpayment for the Lakeland Care Centers has been reduced to $27.0 million and the alleged overpayment for the Clearwater Care Center has been reduced to $3.3 million. The Company has filed Level II Administrative Appeals, also known as Reconsideration. The Company will continue to vigorously pursue its appeal rights which include contesting the methodology used by the ZPIC contractor to perform statistical extrapolation. The Company is contractually entitled to indemnification by the prior owners for all claims prior to December 31, 2015, for up to $12.6 million.
At this stage of the review, based on the information currently available to the Company, the Company cannot predict the timing or outcome of this review. The Company estimates a low-end potential range of loss related to this review of $6.5 million (assuming the Company is successful in seeking indemnity from the prior owners and unsuccessful in demonstrating that the extrapolation method used by SafeGuard was erroneous). The Company has reduced its high-end potential range of loss from $38.8 million (the maximum amount Palmetto claims has been overpaid for both the Lakeland Care Centers and the Clearwater Care Center of which amount is subject to indemnification by the prior owners) to $30.3 million based on the partial success achieved by the Company in prosecuting its Level I Administrative Appeals.
As of March 31, 2018, we have an accrued liability of approximately $17.4 million related to this matter. We expect to be indemnified by the prior owners for approximately $10.9 million of the total $12.6 million available indemnification related to this matter and have recorded this amount with other assets, net in our condensed consolidated balance sheet as of March 31, 2018. The net of these two amounts, $6.5 million, was recorded as a reduction in revenue in our condensed consolidated statements of operations during the three-month period ended September 30, 2017. As of March 31, 2018, $4.8 million of net receivables have been impacted by this payment suspension.
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
Our health insurance has an exposure limit of $1.0 million for any individual covered life. Our workers’ compensation insurance has a retention limit of $0.5 million per incident and our professional liability insurance has a retention limit of $0.3 million per incident.

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

	For the Three-Month Period Ended March 31, 2018
	Home Health	Hospice	Personal Care	Other	Total
Net service revenue	$284.1	$97.3	$17.9	$—	$399.3
Cost of service, excluding depreciation and amortization	174.4	50.1	13.8	—	238.3
General and administrative expenses	68.0	20.0	3.2	30.2	121.4
Depreciation and amortization	0.8	0.2	0.1	2.5	3.6
Operating expenses	243.2	70.3	17.1	32.7	363.3
Operating income (loss)	$40.9	$27.0	$0.8	$(32.7)	$36.0

	For the Three-Month Period Ended March 31, 2017
	Home Health	Hospice	Personal Care	Other	Total
Net service revenue	$267.6	$83.6	$13.5	$—	$364.7
Cost of service, excluding depreciation and amortization	163.0	42.9	10.4	—	216.3
General and administrative expenses	68.0	18.0	3.3	29.5	118.8
Depreciation and amortization	0.9	0.3	—	3.2	4.4
Operating expenses	231.9	61.2	13.7	32.7	339.5
Operating income (loss)	$35.7	$22.4	$(0.2)	$(32.7)	25.2
7. SUBSEQUENT EVENT
On May 1, 2018, we acquired certain personal care operations from East Tennessee Personal Care Services, LLC in Tennessee for a purchase price of $2.0 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition for the three-month period ended March 31, 2018. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included herein, and the consolidated financial statements and notes and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission (“SEC”) on February 28, 2018 (the “Form 10-K”), which are incorporated herein by this reference.
Unless otherwise provided, “Amedisys,” “we,” “our,” and the “Company” refer to Amedisys, Inc. and our consolidated subsidiaries.
Overview
We are a provider of high-quality in-home healthcare and related services to the chronic, co-morbid, aging American population, with approximately 74% and 77% of our revenue derived from Medicare for the three-month periods ended March 31, 2018 and 2017, respectively.
Our operations involve servicing patients through our three reportable business segments: home health, hospice and personal care. Our home health segment delivers a wide range of services in the homes of individuals who may be recovering from an illness, injury or surgery. Our hospice segment provides care that is designed to provide comfort and support for those who are facing a terminal illness. Our personal care segment provides patients with assistance with the essential activities of daily living. As of March 31, 2018, we owned and operated 322 Medicare-certified home health care centers, 83 Medicare-certified hospice care centers and 15 personal-care care centers in 34 states within the United States and the District of Columbia.
Owned and Operated Care Centers

	Home Health	Hospice	Personal Care
As of December 31, 2017	320	81	15
Closed/Consolidated	(1)	—	—
As of March 31, 2018	319	81	15
Unconsolidated Joint Ventures	3	2	—
Total Including Unconsolidated Joint Ventures as of March 31, 2018	322	83	15
Recent Developments
Governmental Inquiries and Investigations and Other Litigation
See Note 5 – Commitments and Contingencies to our condensed consolidated financial statements for additional information regarding our corporate integrity agreement and for a discussion of and updates regarding other legal proceedings and investigations we are involved in. No assurances can be given as to the timing or outcome of these items.
Payment
In April 2018, the Centers for Medicare and Medicaid Services ("CMS") issued a proposed rule to update hospice payment rates and the wage index for fiscal year 2019. CMS estimates hospices serving Medicare beneficiaries would see an estimated 1.8% increase in payments. This increase is the result of a 2.9% market basket adjustment less a 0.8% productivity adjustment, less 0.3% as required under Patient Protection and Affordable Health Care Act and the Health Care and Education Reconciliation Act (collectively, "PPACA"). We expect our impact of the 2019 proposed rule to be in line with that of the hospice industry.

Results of Operations
Three-Month Period Ended March 31, 2018 Compared to the Three-Month Period Ended March 31, 2017
Consolidated
The following table summarizes our consolidated results of operations (amounts in millions):

	For the Three- Month Periods Ended March 31,
	2018	2017
Net service revenue	$399.3	$364.7
Gross margin, excluding depreciation and amortization	161.0	148.4
% of revenue	40.3%	40.7%
Other operating expenses	125.0	123.2
% of revenue	31.3%	33.8%
Operating income	36.0	25.2
Total other income (expense), net	0.9	—
Income tax expense	(9.6)	(9.9)
Effective income tax rate	25.9%	39.5%
Net income	27.3	15.2
Net income attributable to noncontrolling interests	(0.2)	(0.1)
Net income attributable to Amedisys, Inc.	$27.2	$15.1
Overall our operating income increased $11 million on a revenue increase of $35 million. Our decline in gross margin as a percentage of revenue was the result of changes to home health and hospice reimbursement which reduced revenue and gross margin by approximately $1 million, net. Additionally, our results for the three-month period ended March 31, 2018 were impacted by planned wage increases during the three-month period ended September 30, 2017. The increase in operating income was driven by the improved performance of all three of our segments.
Our income tax expense as a percentage of our income before income taxes decreased due to the enactment of H.R. 1 (Tax Cuts and Jobs Act) on December 22, 2017.

Home Health Segment
The following table summarizes our home health segment results of operations:

	For the Three- Month Periods Ended March 31,
	2018	2017
Financial Information (in millions):
Medicare	$205.0	$198.7
Non-Medicare	79.1	68.9
Net service revenue	284.1	267.6
Cost of service	174.4	163.0
Gross margin	109.7	104.6
Other operating expenses	68.8	68.9
Operating income	$40.9	$35.7

Same Store Growth (1):
Medicare revenue	5%	(3%)
Non-Medicare revenue	14%	11%
Total admissions	4%	2%
Total volume (2)	7%	1%
Total Episodic admissions (3)	3%	3%
Total Episodic volume (4)	6%	2%
Key Statistical Data - Total (5):
Medicare:
Admissions	49,455	49,628
Recertifications	27,236	25,043
Total volume	76,691	74,671
Completed episodes	72,836	71,864
Visits	1,314,126	1,263,098
Average revenue per completed episode (6)	$2,792	$2,782
Visits per completed episode (7)	17.2	16.9
Non-Medicare:
Admissions	29,889	27,333
Recertifications	12,432	10,224
Total volume	42,321	37,557
Visits	660,933	555,548
Total (5):
Visiting Clinician Cost per Visit	$80.34	$81.08
Clinical Manager Cost per Visit	$7.99	$8.53
Total Cost per Visit	$88.33	$89.61
Visits	1,975,059	1,818,646

(1)
Same store information represents the percent increase (decrease) in our Medicare, Non-Medicare, Total and Episodic revenue, admissions or volume for the period as a percent of the Medicare, Non-Medicare, Total and Episodic revenue, admissions or volume of the prior period.

(2)	Total volume includes all admissions and recertifications.

(3)	Total Episodic admissions includes admissions for Medicare and Non-Medicare payors that bill on a 60-day episode of care basis.

(4)	Total Episodic volume includes admissions and recertifications for Medicare and Non-Medicare payors that bill on a 60-day episode of care basis.

(5)	Total includes acquisitions.

(6)	Average Medicare revenue per completed episode is the average Medicare revenue earned for each Medicare completed episode of care.

(7)	Medicare visits per completed episode are the home health Medicare visits on completed episodes divided by the home health Medicare episodes completed during the period.
Operating Results
Overall, our operating income increased $5 million on a $17 million increase in net service revenue. Our decrease in gross margin as a percentage of revenue was due to the impact of the 2018 changes in reimbursement which reduced net service revenue by approximately $2 million. Our growth in volumes and increases in clinician productivity helped to offset the impact of planned wage increases that became effective during the three-month period ended September 30, 2017, which impacted gross margin and other operating expenses.
Net Service Revenue
Our revenue increased $17 million on a 7% increase in total volumes which is inclusive of a 6% increase in episodic volumes. The volume growth was driven by 4% increase in admissions and a 260 basis point increase in our recertification rate. In addition to the increase in volumes, our revenue per episode is up approximately $10 per episode as a result of an increase in the acuity level of our patients which offset the 70 basis point reimbursement reduction effective January 1, 2018. Our non-Medicare revenue remains a mix of both per visit and episodic payors. We continue to focus on contract payors with significant concentrations in our markets and those that add incremental margin to our operations as we continue to evaluate our portfolio of managed care contracts. Our provision for estimated non-Medicare revenue adjustments, which was reclassified from other operating expenses to a reduction in net service revenue as a result of the implementation of Accounting Standard Updates 2014-09 and 2015-14 (collectively "ASC 606") on January 1, 2018, increased approximately $3 million offsetting the increase in our gross revenues.
Cost of Service, Excluding Depreciation and Amortization
Our cost per visit consists of costs associated with direct clinician care in the homes of our patients as well as the cost of clinical managers who monitor the overall delivery of care. Our cost of service increased 7% on a 9% increase in total visits. Our increase in total visits was driven by growth in volumes as well as an increase in visits per completed episode which is the result of an increase in the acuity level of our patients. Our cost per visit decreased 1% as an increase in clinician productivity offset planned wage increases.
Other Operating Expenses
Other operating expenses remained flat as increases in information technology expense, insurance, travel and training and personnel costs were offset by decreases in salaries and benefits expense and telecommunications expense.

Hospice Segment
The following table summarizes our hospice segment results of operations:

	For the Three- Month Periods Ended March 31,
	2018	2017
Financial Information (in millions):
Medicare	$91.8	$80.7
Non-Medicare	5.5	2.9
Net service revenue	97.3	83.6
Cost of service	50.1	42.9
Gross margin	47.2	40.7
Other operating expenses	20.2	18.3
Operating income	$27.0	$22.4
Same Store Growth (1):
Medicare revenue	12%	17%
Non-Medicare revenue	84%	(23%)
Hospice admissions	5%	20%
Average daily census	12%	16%
Key Statistical Data - Total (2):
Hospice admissions	6,933	6,505
Average daily census	7,214	6,365
Revenue per day, net	$149.80	$145.99
Cost of service per day	$77.17	$75.03
Average discharge length of stay	97	92

(1)
Same store information represents the percent increase (decrease) in our Medicare and Non-Medicare revenue, Hospice admissions or average daily census for the period as a percent of the Medicare and Non-Medicare revenue, Hospice admissions or average daily census of the prior period.

(2)	Total includes acquisitions.
Operating Results
Overall, our operating income increased $5 million on a $14 million increase in net service revenue offset by a $2 million increase in other operating expenses.
Net Service Revenue
Our hospice revenue increased $14 million on a 12% increase in our average daily census and a 1% increase in reimbursement effective for services provided from October 1, 2017. Our provision for estimated non-Medicare revenue adjustments which was reclassified from other operating expenses to a reduction in net service revenue as a result of the implementation of ASC 606 on January 1, 2018, decreased approximately $2 million and thus increased net service revenue.
Cost of Service, Excluding Depreciation and Amortization
Our hospice cost of service increased $7 million as the result of a 12% increase in average daily census. Our cost of service per day increased $2.14 primarily due to an increase in salary cost per day as a result of planned wage increases that became effective during the three-month period ended September 30, 2017 and additional clinicians added during the three-month period ended December 31, 2017 to support continued census growth.

Other Operating Expenses
Other operating expenses increased $2 million due to increases in other care center related expenses, primarily salaries and benefits expense, medical director fees and travel and training expense.

Personal Care Segment
The following table summarizes our personal care segment results of operations:

	For the Three- Month Periods Ended March 31,
	2018	2017
Financial Information (in millions):
Medicare	$—	$—
Non-Medicare	17.9	13.5
Net service revenue	17.9	13.5
Cost of service	13.8	10.4
Gross margin	4.1	3.1
Other operating expenses	3.3	3.3
Operating income (loss)	$0.8	$(0.2)
Key Statistical Data:
Billable hours	749,953	588,216
Clients served	12,536	8,543
Shifts	348,166	265,117
Revenue per hour	23.85	22.97
Revenue per shift	51.36	50.95
Hours per shift	2.2	2.2

On February 1, 2017, we acquired the assets of Home Staff LLC, which owned and operated three personal-care care centers, one of which was subsequently consolidated with one of our existing personal-care care centers. On October 1, 2017, we acquired the assets of Intercity Home Care, which owned and operated four personal-care care centers, three of which were subsequently consolidated with our existing personal-care care centers. Acquisitions are included in our consolidated financial statements from their respective acquisition dates. As a result, our personal care operating results for 2018 and 2017 are not fully comparable.
Operating income related to our personal care segment increased by approximately $1 million on a $1 million increase in gross margin; other operating expenses remained flat.
Corporate
The following table summarizes our corporate results of operations:

	For the Three- Month Periods Ended March 31,
	2018	2017
Financial Information (in millions):
Other operating expenses	$30.2	$29.5
Depreciation and amortization	2.5	3.2
Total operating expenses	$32.7	$32.7
Corporate expenses consist of costs relating to our executive management and corporate and administrative support functions, primarily information services, accounting, finance, billing and collections, legal, compliance, risk management, procurement, marketing, clinical administration, training, human resources and administration. Corporate operating expenses remained flat as an increase in salaries and benefits expense and a loss on disposal of assets were offset by decreases in personnel costs, information technology expense and professional fees.

Liquidity and Capital Resources
Cash Flows
The following table summarizes our cash flows for the periods indicated (amounts in millions):

	For the Three- Month Periods Ended March 31,
	2018	2017
Cash provided by operating activities	$40.3	$27.1
Cash used in investing activities	(3.3)	(8.2)
Cash used in financing activities	(3.4)	(0.8)
Net increase in cash and cash equivalents	33.6	18.1
Cash and cash equivalents at beginning of period	86.4	30.2
Cash and cash equivalents at end of period	$120.0	$48.3
Cash provided by operating activities increased $13.2 million during the three-month period ended March 31, 2018 compared to the three-month period ended March 31, 2017 primarily due to an increase in our cash collections as compared to 2017. For additional information regarding our operating performance and our days revenue outstanding, see “Results of Operations” and “Outstanding Patient Accounts Receivable”, respectively.
Cash used in investing activities decreased $4.9 million during the three-month period ended March 31, 2018 compared to the three-month period ended March 31, 2017 primarily due to a decrease in our acquisition activity ($1.8 million) and a decrease in capital expenditures ($2.9 million).
Cash used in financing activities increased $2.6 million during the three-month period ended March 31, 2018 compared to the three-month period ended March 31, 2017 primarily due to an increase in shares withheld upon stock vesting ($0.5 million) and an increase in the principal payments of long-term obligations ($1.6 million).
Liquidity
Typically, our principal source of liquidity is the collection of our patient accounts receivable, primarily through the Medicare program. In addition to our collection of patient accounts receivable, from time to time, we can and do obtain additional sources of liquidity by the incurrence of additional indebtedness.
During the three-month period ended March 31, 2018, we spent $1.5 million in capital expenditures as compared to $4.4 million during the three-month period ended March 31, 2017. Our capital expenditures for 2018 are expected to be approximately $7.0 million to $9.0 million.
As of March 31, 2018, we had $120.0 million in cash and cash equivalents and $162.3 million in availability under our $200.0 million Revolving Credit Facility.
Based on our operating forecasts and our debt service requirements, we believe we will have sufficient liquidity to fund our operations, capital requirements and debt service requirements.
Outstanding Patient Accounts Receivable
Our patient accounts receivable, net decreased $8.3 million from December 31, 2017 to March 31, 2018. Our cash collection as a percentage of revenue was 104% and 102% for the three-month periods ended March 31, 2018 and 2017, respectively. Our days revenue outstanding, net at March 31, 2018 was 41.4 days which is a decrease of 2.6 days from December 31, 2017. The Florida ZPIC audit (see Note 5 - Commitments and Contingencies to our condensed consolidated financial statements) has resulted in $4.8 million of net receivables being placed on payment suspension as of March 31, 2018.
Our patient accounts receivable includes unbilled receivables and are aged based upon our initial service date. We monitor unbilled receivables on a care center by care center basis to ensure that all efforts are made to bill claims within timely filing deadlines. Our unbilled patient accounts receivable can be impacted by acquisition activity, probe edits or regulatory changes which result in additional information or procedures needed prior to billing. The timely filing deadline for Medicare is one year from the date the episode was completed, varies by state for Medicaid-reimbursable services and among insurance companies and other private payors.
Our estimated price concessions (which are deducted from our service revenue to determine net service revenue) were as follows for the periods indicated (amounts in millions). Our policy is to record a reduction in revenue for amounts due from Medicare and other patient accounts receivable that are aged over 365 days and deemed probable of uncollection; however, we have elected to not apply this policy to those accounts impacted by the Florida ZPIC audit.

	For the Three- Month Periods Ended March 31,
	2018	2017
Provision for estimated Medicare revenue adjustments	$1.6	$3.4
Provision for estimated Non-Medicare revenue adjustments	7.5	6.3
Total	$9.1	$9.7
As a percent of revenue	2.3%	2.7%
The following schedules detail our patient accounts receivable, net of estimated revenue adjustments, by payor class, aged based upon initial date of service (amounts in millions, except days revenue outstanding, net):

	0-90	91-180	181-365	Over 365	Total
At March 31, 2018:
Medicare patient accounts receivable, net	$92.0	$8.9	$6.7	$1.3	$108.9
Other patient accounts receivable:
Medicaid, net	13.3	2.9	1.2	(1.2)	16.2
Private, net	55.2	6.2	3.8	2.6	67.8
Total	$68.5	$9.1	$5.0	$1.4	$84.0
Total patient accounts receivable, net					$192.9
Days revenue outstanding, net (1)					41.4
	0-90	91-180	181-365	Over 365	Total
At December 31, 2017:
Medicare patient accounts receivable, net	$95.9	$16.1	$6.6	$0.6	$119.2
Other patient accounts receivable:
Medicaid, net	13.8	3.2	1.3	(1.1)	17.2
Private, net	51.0	7.5	4.1	2.2	64.8
Total	$64.8	$10.7	$5.4	$1.1	$82.0
Total patient accounts receivable, net					$201.2
Days revenue outstanding, net (1)					44.0

(1)
Our calculation of days revenue outstanding, net is derived by dividing our ending net patient accounts receivable at March 31, 2018 and December 31, 2017 by our average daily net patient revenue for the three-month periods ended March 31, 2018 and December 31, 2017, respectively.

Indebtedness
Our weighted average interest rate for our $100.0 million Term Loan, under our Credit Agreement, was 3.6% and 2.8% for the three-month periods ended March 31, 2018 and 2017, respectively.
As of March 31, 2018, our consolidated leverage ratio was 0.8, our consolidated fixed charge coverage ratio was 4.5 and we are in compliance with our Credit Agreement.

As of March 31, 2018, our availability under our $200.0 million Revolving Credit Facility was $162.3 million as we had $37.7 million outstanding in letters of credit.
See Note 4 to our condensed consolidated financial statements and Note 6 of the financial statements included in our Form 10-K for additional details on our outstanding long-term obligations.
Inflation
We do not believe inflation has significantly impacted our results of operations.
Critical Accounting Estimates
See Part II, Item 7 – Critical Accounting Estimates and our consolidated financial statements and related notes in Part II, Item 8 of our 2017 Annual Report on Form 10-K, for accounting policies and related estimates we believe are the most critical to understanding our condensed consolidated financial statements, financial condition and results of operations and which require complex management judgment and assumptions, or involve uncertainties. These critical accounting estimates include revenue recognition; patient accounts receivable; insurance; goodwill and other intangible assets; and income taxes. There have not been any changes to our significant accounting policies or their application since we filed our 2017 Annual Report on Form 10-K except for the changes related to the implementation of Accounting Standards Updates 2014-19 and 2015-14 as disclosed in Note 2 to our condensed consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from fluctuations in interest rates. Our Revolving Credit Facility and Term Loan carry a floating interest rate which is tied to the Eurodollar rate (i.e. LIBOR) and the Prime Rate and therefore, our condensed consolidated statements of operations and our condensed consolidated statements of cash flows are exposed to changes in interest rates. As of March 31, 2018, the total amount of outstanding debt subject to interest rate fluctuations was $87.5 million. A 1.0% interest rate change would cause interest expense to change by approximately $0.9 million annually.
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
In connection with the preparation of this Quarterly Report on Form 10-Q, as of March 31, 2018, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.
Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2018, the end of the period covered by this Quarterly Report.
Changes in Internal Controls
There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have occurred during the quarter ended March 31, 2018, that have materially impacted, or are reasonably likely to materially impact, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and, based on an evaluation of our controls and procedures, our principal executive officer and our principal financial officer concluded our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2018, the end of the period covered by this Quarterly Report.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides the information with respect to purchases made by us of shares of our common stock during each of the months during the three-month period ended March 31, 2018:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
January 1, 2018 to January 31, 2018	2,362		$55.59	—	$—
February 1, 2018 to February 28, 2018	12,473		56.74	—	—
March 1, 2018 to March 31, 2018	7,640		61.08	—	—
	22,475	(1)	$58.09	—	$—

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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

3.1	Composite of Certificate of Incorporation of the Company inclusive of all amendments through June 14, 2007	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	0-24260	3.1

3.2	Composite of By-Laws of the Company inclusive of all amendments through April 20, 2016	The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016	0-24260	3.2

†*10.1	Confidential Separation Agreement and General Release between the Company and Stephen E. Seim

†31.1	Certification of Paul B. Kusserow, President and Chief Executive Officer (principal executive officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2	Certification of Scott G. Ginn, Chief Financial Officer (principal financial officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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
Date: May 8, 2018