Form 10-Q
period 2018-06-30
AMEDISYS INC
filed 2018-08-01
CIK 896262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, is as follows: Common stock, $0.001 par value, 31,836,002 shares outstanding as of July 27, 2018.

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
Available Information
Our company website address is www.amedisys.com. We use our website as a channel of distribution for important company information. Important information, including press releases, analyst presentations and financial information regarding our company, is routinely posted on and accessible on the Investor Relations subpage of our website, which is accessible by clicking on the tab labeled “Investors” on our website home page. Visitors to our website can also register to receive automatic e-mail and other notifications alerting them when new information is made available on the Investor Relations subpage of our website. In addition, we make available on the Investor Relations subpage of our website (under the link “SEC filings”) free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, ownership reports on Forms 3, 4 and 5 and any amendments to those reports as soon as practicable after we electronically file such reports with the SEC. Further, copies of our Certificate of Incorporation and Bylaws, our Code of Ethical Business Conduct, our Corporate Governance Guidelines and the charters for the Audit, Compensation, Quality of Care, Compliance and Ethics and Nominating and Corporate Governance Committees of our Board are also available on the Investor Relations subpage of our website (under the link “Governance”).
Additionally, the public may read and copy any of the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at (800) SEC-0330. Our electronically filed reports can also be obtained on the SEC’s internet site at http://www.sec.gov.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMEDISYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	June 30, 2018 (unaudited)	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$25,904	$86,363
Patient accounts receivable	197,592	201,196
Prepaid expenses	10,493	7,329
Other current assets	24,784	16,268
Total current assets	258,773	311,156
Property and equipment, net of accumulated depreciation of $101,128 and $146,814	27,998	31,122
Goodwill	324,145	319,949
Intangible assets, net of accumulated amortization of $31,864 and $30,610	44,888	46,061
Deferred income taxes	46,919	56,064
Other assets, net	50,601	49,130
Total assets	$753,324	$813,482
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$29,810	$25,384
Payroll and employee benefits	87,239	89,936
Accrued expenses	96,472	89,104
Current portion of long-term obligations	668	10,638
Total current liabilities	214,189	215,062
Long-term obligations, less current portion	123,937	78,203
Other long-term obligations	6,137	3,791
Total liabilities	344,263	297,056
Commitments and Contingencies—Note 5
Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized; 36,044,177 and 35,747,134 shares issued; and 31,801,357 and 33,964,767 shares outstanding	36	35
Additional paid-in capital	585,137	568,780
Treasury stock, at cost 4,242,820 and 1,782,367 shares of common stock	(237,947)	(53,713)
Accumulated other comprehensive income	15	15
Retained earnings	60,712	204
Total Amedisys, Inc. stockholders’ equity	407,953	515,321
Noncontrolling interests	1,108	1,105
Total equity	409,061	516,426
Total liabilities and equity	$753,324	$813,482
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	For the Three-Month Periods Ended June 30		For the Six-Month Periods Ended June 30
	2018	2017	2018	2017
Net service revenue	$411,603	$374,946	$810,865	$739,607
Cost of service, excluding depreciation and amortization	242,564	220,541	480,873	436,870
General and administrative expenses:
Salaries and benefits	77,215	74,943	152,846	149,402
Non-cash compensation	3,767	4,356	7,811	8,230
Other	42,104	41,617	83,784	82,034
Depreciation and amortization	3,125	4,537	6,718	8,954
Securities Class Action Lawsuit settlement, net	—	28,712	—	28,712
Operating expenses	368,775	374,706	732,032	714,202
Operating income	42,828	240	78,833	25,405
Other income (expense):
Interest income	114	41	234	60
Interest expense	(2,140)	(1,197)	(3,843)	(2,265)
Equity in earnings from equity method investments	2,976	2,355	4,836	2,249
Miscellaneous, net	359	1,127	960	2,239
Total other income, net	1,309	2,326	2,187	2,283
Income before income taxes	44,137	2,566	81,020	27,688
Income tax (expense) benefit	(10,596)	1,963	(20,159)	(7,960)
Net income	33,541	4,529	60,861	19,728
Net income attributable to noncontrolling interests	(192)	(68)	(353)	(137)
Net income attributable to Amedisys, Inc.	$33,349	$4,461	$60,508	$19,591
Basic earnings per common share:
Net income attributable to Amedisys, Inc. common stockholders	$1.00	$0.13	$1.80	$0.58
Weighted average shares outstanding	33,439	33,637	33,705	33,540
Diluted earnings per common share:
Net income attributable to Amedisys, Inc. common stockholders	$0.98	$0.13	$1.76	$0.57
Weighted average shares outstanding	34,179	34,329	34,391	34,203
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Six-Month Periods Ended June 30
	2018	2017
Cash Flows from Operating Activities:
Net income	$60,861	$19,728
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,718	8,954
Non-cash compensation	7,811	8,230
401(k) employer match	4,894	4,367
Loss on disposal of property and equipment	650	147
Deferred income taxes	9,145	7,582
Equity in earnings from equity method investments	(4,836)	(2,249)
Amortization of deferred debt issuance costs	355	370
Write off of deferred debt issuance costs	38	—
Return on equity investment	2,204	3,416
Changes in operating assets and liabilities, net of impact of acquisitions:
Patient accounts receivable	3,604	(6,833)
Other current assets	(11,680)	(6,892)
Other assets	688	(1,148)
Accounts payable	3,623	1,093
Securities Class Action Lawsuit settlement accrual, net	—	28,712
Accrued expenses	4,548	(2,743)
Other long-term obligations	2,347	607
Net cash provided by operating activities	90,970	63,341
Cash Flows from Investing Activities:
Proceeds from sale of deferred compensation plan assets	471	565
Proceeds from the sale of property and equipment	11	—
Purchase of investment	—	(436)
Purchases of property and equipment	(1,611)	(7,449)
Acquisitions of businesses, net of cash acquired	(4,074)	(24,128)
Net cash used in investing activities	(5,203)	(31,448)
Cash Flows from Financing Activities:
Proceeds from issuance of stock upon exercise of stock options and warrants	2,609	4,203
Proceeds from issuance of stock to employee stock purchase plan	1,157	1,187
Shares withheld upon stock vesting	(2,832)	(5,726)
Non-controlling interest distribution	(350)	(90)
Proceeds from borrowings under revolving line of credit	127,500	—
Principal payments of long-term obligations	(90,475)	(2,500)
Debt issuance costs	(2,433)	—
Purchase of company stock	(181,402)	—
Net cash used in financing activities	(146,226)	(2,926)
Net (decrease) increase in cash and cash equivalents	(60,459)	28,967
Cash and cash equivalents at beginning of period	86,363	30,197
Cash and cash equivalents at end of period	$25,904	$59,164
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$2,080	$1,172
Cash paid for income taxes, net of refunds received	$6,149	$284
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. NATURE OF OPERATIONS, CONSOLIDATION AND PRESENTATION OF FINANCIAL STATEMENTS
Amedisys, Inc., a Delaware corporation, (together with its consolidated subsidiaries, referred to herein as “Amedisys,” “we,” “us,” or “our”) is a multi-state provider of home health, hospice and personal care services with approximately 74% of our revenue derived from Medicare for the three and six-month periods ended June 30, 2018 and approximately 76% of our revenue derived from Medicare for the three and six-month periods ended June 30, 2017. As of June 30, 2018, we owned and operated 322 Medicare-certified home health care centers, 83 Medicare-certified hospice care centers and 15 personal-care care centers in 34 states within the United States and the District of Columbia.
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
Recently Adopted Accounting Pronouncements
On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) and ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (collectively, “ASC 606”), the new accounting standards issued by the Financial Accounting Standards Board (“FASB”) on revenue recognition, using the full retrospective method. ASC 606 outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers. The standards supersede existing revenue recognition requirements and eliminate most industry-specific guidance from U.S. GAAP. The core principle of the revenue recognition standard is to require an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. As a result of the Company's adoption of ASC 606, the revenue and related estimated uncollectible amounts owed to us by non-Medicare payors that were historically classified as a provision for doubtful accounts are now considered an implicit price concession in determining net service revenue. Accordingly, the Company reports uncollectible balances due from third-party payors and uncollectible balances associated with patient responsibility as a reduction of the transaction price and therefore, as a reduction in net service revenue (or as it relates to Hospice room and board, an increase in cost of service, excluding depreciation and amortization) when historically these amounts were classified as a provision for doubtful accounts within operating expenses within our condensed consolidated statements of operations. In addition, the adoption of ASC 606 resulted in increased disclosure, including qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides specific guidance on eight cash flow classification issues not specifically addressed by U.S. GAAP. The ASU is effective for annual and interim periods beginning after December 15, 2017. The standard should be applied using a retrospective transition method unless it is impractical to do so for some of the issues. In such case, the amendments for those issues would be applied prospectively as of the earliest date practicable. Our adoption of this standard on January 1, 2018, using a retrospective transition method for each period presented, did not have an effect on our condensed consolidated financial statements.
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
In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350)—Simplifying the Test for Goodwill Impairment, which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge (Step 2 of the goodwill impairment test). Instead, impairment will be measured using the difference between the carrying amount and the fair value of the reporting unit. The ASU is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted. We adopted this ASU effective January 1, 2018, on a prospective basis and will apply this guidance to our future tests of goodwill impairment.
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
Reclassifications and Comparability
Certain reclassifications have been made to prior periods’ financial statements in order to conform to the current period’s presentation. Effective January 1, 2018, we adopted ASC 606 on a full retrospective basis which required the reclassification of certain previously reported results. See Note 2 - Summary of Significant Accounting Policies for further details on the impact of the adoption of ASC 606.
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
We account for investments in entities in which we have the ability to exercise significant influence under the equity method if we hold 50% or less of the voting stock and the entity is not a variable interest entity in which we are the primary beneficiary. The book value of investments that we accounted for under the equity method of accounting was $29.0 million and $26.4 million as of June 30, 2018 and December 31, 2017, respectively. We account for investments in entities in which we have less than a 20% ownership interest under the cost method of accounting if we do not have the ability to exercise significant influence over the investee.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Revenue Recognition
Our adoption of ASC 606 on January 1, 2018, on a full retrospective basis, impacted the Company's previously reported results as follows (amounts in thousands, unaudited):

	As Previously Reported	Adjustment for the Adoption of ASC 606	As Adjusted
	As of December 31, 2017
Condensed Consolidated Balance Sheets
Patient accounts receivable	$201,196	$—	$201,196
Allowance for doubtful accounts	$20,866	$20,866	$—

	For the three-month period ended June 30, 2017
Condensed Consolidated Statements of Operations
Net service revenue	$378,821	$(3,875)	$374,946
Cost of service, excluding depreciation and amortization	$219,765	$776	$220,541
Provision for doubtful accounts	$4,651	$(4,651)	$—
Net income attributable to Amedisys, Inc.	$4,461	$—	$4,461

	For the six-month period ended June 30, 2017
Condensed Consolidated Statements of Operations
Net service revenue	$749,279	$(9,672)	$739,607
Cost of service, excluding depreciation and amortization	$435,550	$1,320	$436,870
Provision for doubtful accounts	$10,992	$(10,992)	$—
Net income attributable to Amedisys, Inc.	$19,591	$—	$19,591

Condensed Consolidated Statements of Cash Flows
Provision for doubtful accounts	$10,992	$(10,992)	$—
Changes in operating assets and liabilities, net of impact of acquisitions:
Patient accounts receivable	$(17,825)	$10,992	$(6,833)
We earn net service revenue through our home health, hospice and personal care segments through the delivery of a variety of services that best suit our patients' needs, whether that is home-based recovery and rehabilitation after an operation or injury, care that empowers patients to manage a chronic disease, hospice care at the end of life, or providing assistance with daily activities through our personal care segment. We account for revenue from contracts with customers in accordance with ASC 606, and as such, we recognize revenue in the period in which we satisfy our performance obligations under our contracts by transferring our promised services to our customers, in amounts that reflect the consideration to which we expect to be entitled in exchange for providing patient care, which are the transaction prices allocated to the distinct services. The Company's cost of obtaining contracts is not material.

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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

price allocated to performance obligations that are unsatisfied or partially unsatisfied as of the end of the reporting period. The unsatisfied or partially unsatisfied performance obligations are generally completed when the patients are discharged, which generally occurs within days or weeks of the end of the reporting period.

We determine the transaction price based on gross charges for services provided, reduced by contractual adjustments provided to third-party payors and estimates of implicit price concessions provided to self-pay or uninsured patients or other payors. The Company assesses the patient's ability to pay for their healthcare services at the time of patient admission based on the Company's verification of the patient's insurance coverage under Medicare, Medicaid, and other commercial or managed care insurance programs. Medicare contributes to approximately 74% of the Company's consolidated net service revenue. We determine our estimates of contractual adjustments and implicit price concessions by major payor class based on contractual agreements with individual third-party payors, our historical collection experience, aged accounts receivable by payor and current economic conditions. The implicit price concession included in estimating the transaction price represents the difference between amounts billed and amounts we expect to collect based on our collection history with similar payors. Subsequent changes to the estimate of the transaction price are recorded as adjustments to net service revenue in the period of change. Subsequent changes that are determined to be the result of an adverse change in the patient's ability to pay (i.e. change in credit risk) are recorded as a provision for doubtful accounts.

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
The base episode payment can be adjusted based on each patient's health including clinical condition, functional abilities, and service needs, as well as for the applicable geographic wage index, low utilization, patient transfers and other factors. The services covered by the episode payment include all disciplines of care in addition to medical supplies. Medicare can also make various adjustments to payments received if we are unable to produce appropriate billing documentation or acceptable authorizations. In addition, we make adjustments to Medicare revenue if we find we are unable to obtain appropriate billing documentation, authorizations or face-to-face documentation. We estimate the impact of such adjustments based on our historical experience,

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

which primarily includes a historical collection rate of over 99% on Medicare claims, and record this estimate during the period in which services are rendered as an estimated price concession and a corresponding reduction to patient accounts receivable.
A portion of reimbursement from each Medicare episode is billed near the start of each episode, and cash is typically received before all services are rendered. The amount of revenue recognized for episodes of care which are incomplete at period end is based on the company's average percentage of days complete on episodes as of the end of the year. As of June 30, 2018 and 2017, the difference between the cash received from Medicare for a request for anticipated payment (“RAP”) on episodes in progress and the associated estimated revenue was immaterial and, therefore, the resulting credits were recorded as a reduction to our outstanding patient accounts receivable in our condensed consolidated balance sheets for such periods.
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
Hospice Revenue Recognition
Hospice Medicare Revenue
Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the estimated payment rates. The estimated payment rates are predetermined daily or hourly rates for each of the four levels of care we deliver. The four levels of care are routine care, general inpatient care, continuous home care and respite care. Routine care accounts for 99% of our total net Medicare hospice service revenue for each of the three and six-month periods ended June 30, 2018, and 99% and 98% of our total net Medicare hospice service revenue for each of the three and six-month periods ended June 30, 2017, respectively. There are two separate payment rates for routine care: payments for the first 60 days of care and care beyond 60 days. In addition to the two routine rates, we may also receive a service intensity add-on (“SIA”). The SIA is based on visits made in the last seven days of life by a registered nurse (“RN”) or medical social worker (“MSW”) for patients in a routine level of care.
The performance obligation is the delivery of hospice services to the patient, as determined by a physician, each day the patient is on hospice care.
We make adjustments to Medicare revenue for an inability to obtain appropriate billing documentation or acceptable authorizations and other reasons unrelated to credit risk. We estimate the impact of these adjustments based on our historical experience, which primarily includes a historical collection rate of over 99% on Medicare claims, and record it during the period services are rendered as an estimated price concession and as a reduction to our outstanding patient accounts receivable.
Additionally, our hospice service revenue is subject to certain limitations on payments from Medicare which are considered variable consideration. We are subject to an inpatient cap limit and an overall Medicare payment cap for each provider number. We monitor these caps on a provider-by-provider basis and estimate amounts due back to Medicare if we estimate a cap has been exceeded. We record these adjustments as a reduction to revenue and an increase in other accrued liabilities. Beginning for the cap year ending October 31, 2017, providers are required to self-report and pay their estimated cap liability by February 28th of the following year. As of June 30, 2018, we have settled our Medicare hospice reimbursements for all fiscal years through October 31, 2012. As of June 30, 2018, we have recorded $1.1 million for estimated amounts due back to Medicare in other accrued liabilities for the Federal cap years ended October 31, 2013 through September 30, 2018. As of December 31, 2017, we had recorded $0.9 million for estimated amounts due back to Medicare in other accrued liabilities for the Federal cap years ended October 31, 2013 through September 30, 2018.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Hospice Non-Medicare Revenue
Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to our established rates or estimated per day rates, as applicable. Contractual adjustments are recorded for the difference between our established rates and the amounts estimated to be realizable from patients, third parties and others for services provided and are deducted from gross revenue to determine our net service revenue. We also make adjustments to non-Medicare revenue for any implicit price concessions, based on historical experience, to reflect the estimated transaction price.
Personal Care Revenue Recognition
Personal Care Revenue
We generate net service revenues by providing our services directly to patients based on authorized hours, visits or units determined by the relevant agency, at a rate that is either contractual or fixed by legislation, which are recognized as net service revenue at the time services are rendered. We receive payment for providing such services from payors, including state and local governmental agencies, managed care organizations, commercial insurers and private consumers. Payors include the following elder service agencies: Aging Services Access Points (ASAPs), Senior Care Options (SCOs), Program of All-Inclusive Care for the Elderly (PACE) and the Veterans Administration (VA).
Patient Accounts Receivable
We report accounts receivable from services rendered at their estimated transaction price, which includes price concessions based on the amounts expected to be due from payors. Our patient accounts receivable are uncollateralized and consist of amounts due from Medicare, Medicaid, other third-party payors and patients. As of June 30, 2018, there is only one single payor, other than Medicare, that accounts for more than 10% of our total outstanding patient receivables (approximately 11.8%). Thus, we believe there are no other significant concentrations of receivables that would subject us to any significant credit risk in the collection of our patient accounts receivable. We write off accounts on a monthly basis once we have exhausted our collection efforts and deem an account to be uncollectible.
We believe the collectibility risk associated with our Medicare accounts, which represent 56% and 59% of our patient accounts receivable at June 30, 2018 and December 31, 2017, respectively, is limited due to our historical collection rate of over 99% from Medicare and the fact that Medicare is a U.S. government payor. Accordingly, we do not record an allowance for doubtful accounts for our Medicare patient accounts receivable, which are recorded at their net realizable value after recording estimated price concessions as discussed above. During the three and six-month periods ended June 30, 2018, we recorded $2.5 million and $4.2 million, respectively, in estimated revenue adjustments to Medicare revenue as compared to $5.0 million and $8.4 million during the three and six-month periods ended June 30, 2017, respectively.
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
During the six-month period ended June 30, 2018, we reviewed the balances of our property and equipment and as a result, eliminated those asset balances for which the asset was no longer in service. The following table summarizes the balances related to our property and equipment for the periods indicated (amounts in millions):

	As of June 30, 2018	As of December 31, 2017
Building and leasehold improvements	$8.8	$7.8
Equipment and furniture	56.9	72.9
Computer software	63.4	97.2
	129.1	177.9
Less: accumulated depreciation	(101.1)	(146.8)
	$28.0	$31.1

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
Our deferred compensation plan assets are recorded at fair value and are considered a level 2 measurement. For our other financial instruments, including our cash and cash equivalents, patient accounts receivable, accounts payable, payroll and employee benefits and accrued expenses, we estimate the carrying amounts approximate fair value. As of June 30, 2018, the carrying amount of our long-term debt is subject to a variable rate of interest based on current market rates, and as such, the carrying values approximate fair value.

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

	For the Three- Month Periods Ended June 30,		For the Six- Month Periods Ended June 30,
	2018	2017	2018	2017
Weighted average number of shares outstanding - basic	33,439	33,637	33,705	33,540
Effect of dilutive securities:
Stock options	425	329	381	285
Non-vested stock and stock units	315	363	305	378
Weighted average number of shares outstanding - diluted	34,179	34,329	34,391	34,203
Anti-dilutive securities	57	169	88	248

3. ACQUISITIONS
We complete acquisitions from time to time in order to pursue our strategy of increasing our market presence by expanding our service base and enhancing our position in certain geographic areas as a leading provider of home health, hospice and personal care services. The purchase price paid for acquisitions is negotiated through arm’s length transactions, with consideration based on our analysis of, among other things, comparable acquisitions and expected cash flows. Acquisitions are accounted for as purchases and are included in our consolidated financial statements from their respective acquisition dates. Goodwill generated from acquisitions is recognized for the excess of the purchase price over tangible and identifiable intangible assets because of the expected contributions of the acquisitions to our overall corporate strategy. We typically engage outside appraisal firms to assist in the fair value determination of identifiable intangible assets. The preliminary purchase price allocation is adjusted, as necessary, up to one year after the acquisition closing date if management obtains more information regarding asset valuations and liabilities assumed.
On March 1, 2018, we acquired the assets of Christian Care at Home which provides home health services to the state of Kentucky for a total purchase price of $2.3 million. The purchase price was paid with cash on hand on the date of the transaction. Based on our preliminary purchase price allocation, we recorded goodwill of $2.3 million in connection with the acquisition during the three-month period ended March 31, 2018.
On May 1, 2018, we acquired the assets of East Tennessee Personal Care Services which owns and operates one personal-care care center servicing the state of Tennessee for a total purchase price of $2.0 million (subject to certain adjustments, of which $0.2 million was placed in a promissory note to be paid over 24 months, subject to any offsets or withholds for indemnification purposes). The purchase price was paid with cash on hand on the date of the transaction. During the three-month period ended June 30, 2018, we recorded goodwill of $1.9 million and other intangibles - non-compete agreements of $0.1 million in connection with the acquisition. The non-compete agreement will be amortized over a weighted-average period of 2.8 years.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. LONG-TERM OBLIGATIONS
Long-term debt consisted of the following for the periods indicated (amounts in millions):

	June 30, 2018	December 31, 2017
$100.0 million Term Loan; principal payments plus accrued interest payable quarterly; interest rate at Base Rate plus Applicable Rate or Eurodollar Rate plus the Applicable Rate; due August 28, 2020	$—	$90.0
$200.0 million Revolving Credit Facility; interest only payments; interest rate at Base Rate plus Applicable Rate or Eurodollar Rate plus the Applicable Rate; due August 28, 2020	—	—
$550.0 million Revolving Credit Facility; interest only payments; interest rate at Base Rate plus Applicable Rate or Eurodollar Rate plus the Applicable Rate (3.7% at June 30, 2018); due June 29, 2023	127.5	—
Promissory notes	0.9	0.7
Capital leases	0.1	—
Principal amount of long-term obligations	128.5	90.7
Deferred debt issuance costs	(3.9)	(1.9)
	124.6	88.8
Current portion of long-term obligations	(0.7)	(10.6)
Total	$123.9	$78.2

Credit Agreement
On June 29, 2018, we entered into our Amended and Restated Credit Agreement ("Credit Agreement") that provides for a senior secured revolving credit facility in an initial aggregate principal amount of up to $550.0 million (the “Revolving Credit Facility”). The Revolving Credit Facility provides for and includes within its $550.0 million limit a $25.0 million swingline facility and commitments for up to $60.0 million in letters of credit. Upon lender approval, we may increase the aggregate loan amount under the Revolving Credit Facility by either i) $125.0 million or ii) an unlimited amount subject to a leverage limit of 0.5x under the maximum allowable consolidated leverage ratio per the Credit Agreement.

The net proceeds of the Revolving Credit Facility were used to pay off our existing indebtedness under our prior credit agreement, dated as of August 28, 2015 (the "Prior Credit Agreement"), with a principal balance of $127.5 million. The final maturity of the Revolving Credit Facility is June 29, 2023 and there is no mandatory amortization on the outstanding principal balances which are payable in full upon maturity. The Revolving Credit Facility may be used to provide ongoing working capital and for general corporate purposes of the Company and our subsidiaries, including permitted acquisitions, as defined in the Credit Agreement.

The interest rate on borrowings under the Revolving Credit Facility shall be selected by us from the following: (i) the Base Rate plus the Applicable Rate or (ii) the Eurodollar Rate plus the Applicable Rate. The “Base Rate” means a fluctuating rate per annum equal to the highest of (a) the federal funds rate plus 0.50% per annum, (b) the prime rate of interest established by the Administrative Agent, and (c) the Eurodollar Rate plus 1% per annum. The “Eurodollar Rate” means the quoted rate per annum equal to the London Interbank Offered Rate (“LIBOR”) or a comparable successor rate approved by the Administrative Agent for an interest period of one, two, three or six months (as selected by us). The “Applicable Rate” is based on the consolidated leverage ratio and is presented in the table below. As of June 30, 2018, the Applicable Rate is 0.50% per annum for Base Rate Loans and 1.50% per annum for Eurodollar Rate Loans. We are also subject to a commitment fee and letter of credit fee under the terms of the Credit Agreement, as presented in the table below.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Pricing Tier	Consolidated Leverage Ratio	Commitment Fee	Letter of Credit Fee	Eurodollar Rate Loans	Base Rate Loans
I	> 3.00 to 1.0	0.35%	2.00%	2.25%	1.25%
II	≤ 3.00 to 1.0 but > 2.00 to 1.0	0.30%	1.75%	2.00%	1.00%
III	≤ 2.00 to 1.0 but > 1.00 to 1.0	0.25%	1.50%	1.75%	0.75%
IV	≤ 1.00 to 1.0	0.20%	1.25%	1.50%	0.50%

The Credit Agreement requires maintenance of two financial covenants: (i) a consolidated leverage ratio of funded indebtedness to EBITDA, as defined in the Credit Agreement, and (ii) a consolidated interest coverage ratio of EBITDA to cash interest charges, all as defined in the Credit Agreement. Each of these covenants is calculated over rolling four-quarter periods and also is subject to certain exceptions and baskets. The Credit Agreement also contains customary covenants, including, but not limited to, restrictions on: incurrence of liens; incurrence of additional debt; sales of assets and other fundamental corporate changes; investments; and declarations of dividends. These covenants contain customary exclusions and baskets as detailed in the Credit Agreement.

The Credit Facility is guaranteed by substantially all of our wholly-owned direct and indirect subsidiaries. The Credit Agreement requires at all times that we (i) provide guarantees from wholly-owned subsidiaries that in the aggregate represent not less than 95% of our consolidated net revenues and adjusted EBITDA from all wholly-owned subsidiaries and (ii) provide guarantees from subsidiaries that in the aggregate represent not less than 70% of consolidated adjusted EBITDA, subject to certain exceptions.

In connection with entering into the Credit Agreement, we entered into (i) a Security Agreement with the Administrative Agent dated June 29, 2018 and (ii) a Pledge Agreement with the Administrative Agent dated as of June 29, 2018 for the purpose of securing the payment of our obligations under the Credit Agreement. Pursuant to the Security Agreement and the Pledge Agreement, as of the effective date of the Credit Agreement, our obligations under the Credit Agreement are secured by (i) the grant of a first lien security interest in the non-real estate assets of substantially all of our direct and indirect, wholly-owned subsidiaries (subject to exceptions) and (ii) the pledge of the equity interests in (a) substantially all of our direct and indirect, wholly-owned corporate, limited liability company and limited partnership subsidiaries and (b) those joint ventures which constitute subsidiaries under the Credit Agreement (subject, in the case of the Pledge Agreement, to exceptions). In connection with our entry into the Credit Agreement, we recorded $2.4 million in deferred debt issuance costs as long-term obligations, less current portion within our condensed consolidated balance sheet.

Our weighted average interest rate for our $100.0 million Term Loan, under our Prior Credit Agreement, was 3.9% and 3.8% for the three and six-month periods ended June 30, 2018, respectively, and 3.0% and 2.9% for the three and six-month periods ended June 30, 2017, respectively. Our weighted average interest rate for our $550.0 million Revolving Credit Facility was 3.7% at June 30, 2018.
As of June 30, 2018, our consolidated leverage ratio was 0.8, our consolidated interest coverage ratio was 51.0 and we are in compliance with our covenants under the Credit Agreement. In the event we are not in compliance with our debt covenants in the future, we would pursue various alternatives in an attempt to successfully resolve the non-compliance, which might include, among other things, seeking debt covenant waivers or amendments.
As of June 30, 2018, our availability under our $550.0 million Revolving Credit Facility was $388.1 million as we have $127.5 million outstanding in borrowings and $34.4 million outstanding in letters of credit.

5. COMMITMENTS AND CONTINGENCIES
Legal Proceedings - Ongoing
We are involved in the following legal actions:

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Subpoena Duces Tecum Issued by the U.S. Department of Justice
On May 21, 2015, we received a Subpoena Duces Tecum (“Subpoena”) issued by the U.S. Department of Justice. The Subpoena requests the delivery of information regarding 53 identified hospice patients to the United States Attorney’s Office for the District of Massachusetts. It also requests the delivery of documents relating to our hospice clinical and business operations and related compliance activities. The Subpoena generally covers the period from January 1, 2011 through May 21, 2015. We are fully cooperating with the U.S. Department of Justice with respect to this investigation. Based on the information currently available to us, we cannot predict the timing or outcome of this investigation or reasonably estimate the amount or range of potential losses, if any, which may arise from this matter.
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
Legal Proceedings - Settled
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

On June 12, 2017, the Company reached an agreement-in-principle to settle this matter. All parties to the action executed a binding term sheet that, subject to final documentation and court approval, provided in part for a settlement payment of approximately

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

$43.7 million, which we accrued as of June 30, 2017, and the dismissal with prejudice of the litigation. Approximately $15.0 million of the settlement amount paid by the Company’s insurance carriers during the three-month period ended September 30, 2017, was previously recorded within other current assets in our condensed consolidated balance sheet as of June 30, 2017. The net of these two amounts, $28.7 million, was recorded as a charge in our condensed consolidated statements of operations during the three-month period ended June 30, 2017 and paid with cash on hand during the three-month period ended September 30, 2017. On December 19, 2017, the Court entered the final order and judgment on the case.
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

In July 2010, our subsidiary that provides hospice services in Florence, South Carolina received from a Zone Program Integrity Contractor (“ZPIC”) a request for records regarding a sample of 30 beneficiaries who received services from the subsidiary during the period of January 1, 2008 through March 31, 2010 (the “Review Period”) to determine whether the underlying services met pertinent Medicare payment requirements. We acquired the hospice operations subject to this review on August 1, 2009; the Review Period covers time periods both before and after our ownership of these hospice operations. Based on the ZPIC’s findings for 16 beneficiaries, which were extrapolated to all claims for hospice services provided by the Florence subsidiary billed during the Review Period, on June 6, 2011, the Medicare Administrative Contractor (“MAC”) for the subsidiary issued a notice of overpayment seeking recovery from our subsidiary of an alleged overpayment. We dispute these findings, and our Florence subsidiary has filed appeals through the Original Medicare Standard Appeals Process, in which we are seeking to have those findings overturned. An administrative law judge ("ALJ") hearing was held in early January 2015. On January 18, 2016, we received a letter dated January 6, 2016 referencing the ALJ hearing decision for the overpayment issued on June 6, 2011. The decision was partially favorable with a new overpayment amount of $3.7 million with a balance owed of $5.6 million, including interest, based on 9 disputed claims (originally 16). We filed an appeal to the Medicare Appeals Council on the remaining 9 disputed claims and also argued that the statistical method used to select the sample was not valid. No assurances can be given as to the timing or outcome of the Medicare Appeals Council decision. As of June 30, 2018, Medicare has withheld payments of $5.7 million (including additional interest) as part of their standard procedures once this level of the appeal process has been reached. In the event we are not able to recoup this alleged overpayment, we are entitled to be indemnified by the prior owners of the hospice operations for amounts relating to the period prior to August 1, 2009. As of June 30, 2018, we have an indemnity receivable of approximately $4.9 million for the amount withheld related to the period prior to August 1, 2009.
In July 2016, the Company received a request for medical records from SafeGuard Services, L.L.C (“SafeGuard”), a ZPIC related to services provided by some of the care centers that the Company acquired from Infinity Home Care, L.L.C. The review period covers time periods both before and after our ownership of the care centers, which were acquired on December 31, 2015. In August 2017, the Company received Requests for Repayment from Palmetto GBA, LLC ("Palmetto") regarding Infinity Home Care of

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Lakeland, LLC ("Lakeland Care Centers") and Infinity Home Care of Pinellas, LLC ("Clearwater Care Center"). The Palmetto letters are based on statistical extrapolation performed by SafeGuard which alleged an overpayment of $34.0 million for the Lakeland Care Centers on a universe of 72 Medicare claims totaling $0.2 million in actual claims payments using a 100% error rate and an overpayment of $4.8 million for the Clearwater Care Center on a universe of 70 Medicare claims totaling $0.2 million in actual claims payments using a 100% error rate.
The Lakeland Request for Repayment covers claims between January 2, 2014 and September 13, 2016. The Clearwater Request for Repayment covers claims between January 2, 2015 and December 9, 2016. As a result of Level I Administrative Appeals, also known as Redetermination, the alleged overpayment for the Lakeland Care Centers has been reduced to $27.0 million and the alleged overpayment for the Clearwater Care Center has been reduced to $3.3 million. The Company filed Level II Administrative Appeals, also known as Reconsideration, and has received the decision of the Qualified Independent Contractor ("QIC"), which was partially favorable and partially unfavorable. With regard to the extrapolation, the QIC found that although SafeGuard made certain mistakes in performing the extrapolation, it did not invalidate the extrapolation. The QIC directed Palmetto to ensure that the Company received credit for all payments made as a result of an extensive self-audit. We have requested that Palmetto recalculate the amount allegedly due consistent with the findings of the QIC. The Company will continue to vigorously pursue its appeal rights, which include contesting the methodology used by the ZPIC contractor to perform statistical extrapolation. The Company is contractually entitled to indemnification by the prior owners for all claims prior to December 31, 2015, for up to $12.6 million.
At this stage of the review, based on the information currently available to the Company, the Company cannot predict the timing or outcome of this review. The Company estimates a low-end potential range of loss related to this review of $6.5 million (assuming the Company is successful in seeking indemnity from the prior owners and unsuccessful in demonstrating that the extrapolation method used by SafeGuard was erroneous). The Company has reduced its high-end potential range of loss from $38.8 million (the maximum amount Palmetto claims has been overpaid for both the Lakeland Care Centers and the Clearwater Care Center of which amount $12.6 million is subject to indemnification by the prior owners) to $30.3 million based on the partial success achieved by the Company in prosecuting its Level I Administrative Appeals.
As of June 30, 2018, we have an accrued liability of approximately $17.4 million related to this matter. We expect to be indemnified by the prior owners for approximately $10.9 million of the total $12.6 million available indemnification related to this matter and have recorded this amount within other assets, net in our condensed consolidated balance sheet as of June 30, 2018. The net of these two amounts, $6.5 million, was recorded as a reduction in revenue in our condensed consolidated statements of operations during the three-month period ended September 30, 2017. As of June 30, 2018, $2.7 million of receivables have been impacted by this payment suspension.
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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

	For the Three-Month Period Ended June 30, 2018
	Home Health	Hospice	Personal Care	Other	Total
Net service revenue	$291.5	$101.4	$18.7	$—	$411.6
Cost of service, excluding depreciation and amortization	176.5	51.7	14.4	—	242.6
General and administrative expenses	68.4	20.3	3.3	31.1	123.1
Depreciation and amortization	0.8	0.3	—	2.0	3.1
Operating expenses	245.7	72.3	17.7	33.1	368.8
Operating income (loss)	$45.8	$29.1	$1.0	$(33.1)	$42.8

	For the Three-Month Period Ended June 30, 2017
	Home Health	Hospice	Personal Care	Other	Total
Net service revenue	$270.3	$90.3	$14.3	$—	$374.9
Cost of service, excluding depreciation and amortization	164.8	45.4	10.3	—	220.5
General and administrative expenses	68.9	19.1	3.0	30.0	121.0
Depreciation and amortization	1.0	0.2	—	3.3	4.5
Securities Class Action Lawsuit settlement, net	—	—	—	28.7	28.7
Operating expenses	234.7	64.7	13.3	62.0	374.7
Operating income (loss)	$35.6	$25.6	$1.0	$(62.0)	$0.2

	For the Six-Month Period Ended June 30, 2018
	Home Health	Hospice	Personal Care	Other	Total
Net service revenue	$575.6	$198.7	$36.6	$—	$810.9
Cost of service, excluding depreciation and amortization	350.9	101.8	28.2	—	480.9
General and administrative expenses	136.4	40.3	6.5	61.3	244.5
Depreciation and amortization	1.6	0.5	0.1	4.5	6.7
Operating expenses	488.9	142.6	34.8	65.8	732.1
Operating income (loss)	$86.7	$56.1	$1.8	$(65.8)	$78.8

	For the Six-Month Period Ended June 30, 2017
	Home Health	Hospice	Personal Care	Other	Total
Net service revenue	$537.9	$173.9	$27.8	$—	$739.6
Cost of service, excluding depreciation and amortization	327.8	88.4	20.7	—	436.9
General and administrative expenses	136.9	37.0	6.2	59.5	239.6
Depreciation and amortization	1.9	0.5	0.1	6.5	9.0
Securities Class Action Lawsuit settlement, net	—	—	—	28.7	28.7
Operating expenses	466.6	125.9	27.0	94.7	714.2
Operating income (loss)	$71.3	$48.0	$0.8	$(94.7)	$25.4

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. SHARE REPURCHASE
On June 4, 2018, we purchased 2,418,304 of our common shares from affiliates of KKR Credit Advisors (US) LLC ("KKR"), representing one-half of KKR's holdings in the Company and 7.1% of the aggregate outstanding shares of the Company's common stock for a total purchase price of $181.4 million including related direct costs. The Company repurchased the shares at $73.96 which represents 96% of the closing stock price of the Company's common stock on June 4, 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition for the three and six-month periods ended June 30, 2018. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included herein, and the consolidated financial statements and notes and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission (“SEC”) on February 28, 2018 (the “Form 10-K”), which are incorporated herein by this reference.
Unless otherwise provided, “Amedisys,” “we,” “our,” and the “Company” refer to Amedisys, Inc. and our consolidated subsidiaries.
Overview
We are a provider of high-quality in-home healthcare and related services to the chronic, co-morbid, aging American population, with approximately 74% of our revenue derived from Medicare for the three and six-month periods ended June 30, 2018 and approximately 76% of our revenue derived from Medicare for the three and six-month periods ended June 30, 2017.
Our operations involve servicing patients through our three reportable business segments: home health, hospice and personal care. Our home health segment delivers a wide range of services in the homes of individuals who may be recovering from an illness, injury or surgery. Our hospice segment provides care that is designed to provide comfort and support for those who are facing a terminal illness. Our personal care segment provides patients with assistance with the essential activities of daily living. As of June 30, 2018, we owned and operated 322 Medicare-certified home health care centers, 83 Medicare-certified hospice care centers and 15 personal-care care centers in 34 states within the United States and the District of Columbia.
Owned and Operated Care Centers

	Home Health	Hospice	Personal Care
As of December 31, 2017	320	81	15
Acquisitions/Startups	—	—	1
Closed/Consolidated	(1)	—	(1)
As of June 30, 2018	319	81	15
Unconsolidated Joint Ventures	3	2	—
Total Including Unconsolidated Joint Ventures as of June 30, 2018	322	83	15
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
Payment
In April 2018, the Centers for Medicare and Medicaid Services ("CMS") issued a proposed rule to update hospice payment rates and the wage index for fiscal year 2019. CMS estimates hospices serving Medicare beneficiaries would see an estimated 1.8% increase in payments. This increase is the result of a 2.9% market basket adjustment less a 0.8% productivity adjustment, less 0.3% as required under the Patient Protection and Affordable Health Care Act and the Health Care and Education Reconciliation Act (collectively, "PPACA"). We expect our impact of the 2019 proposed rule to be in line with that of the hospice industry.

In July 2018, CMS issued proposed payment changes for Medicare home health providers for 2019 and 2020. For 2019, CMS estimates that the net impact of the payment provisions of the proposed changes will result in an increase of 2.1% in reimbursement to home health providers. This increase is the result of a 2.8% market basket increase less a 0.7% productivity adjustment. Additionally, the proposed rule includes changes to the home health prospective payment system ("HHPPS") case-mix adjustment methodology through the use of a new Patient-Driven Grouping Model ("PDGM") for home health payments. This change is proposed to be implemented January 1, 2020 and also includes a change in the unit of payment from 60-day episodes of care to 30-day periods of care and eliminates the use of therapy visits in the determination of payments. While the proposed rule is to be implemented in a budget neutral manner to the industry, the ultimate impact will vary by provider based on factors including patient mix and admission source. Additionally, in arriving at the calculation of a rate that is budget neutral, CMS has made assumptions about behavioral changes. We are currently evaluating the proposed rule’s impact on our home health operations.

Results of Operations
Three-Month Period Ended June 30, 2018 Compared to the Three-Month Period Ended June 30, 2017
Consolidated
The following table summarizes our consolidated results of operations (amounts in millions):

	For the Three- Month Periods Ended June 30,
	2018	2017
Net service revenue	$411.6	$374.9
Gross margin, excluding depreciation and amortization	169.0	154.4
% of revenue	41.1%	41.2%
Other operating expenses	126.2	125.5
% of revenue	30.7%	33.5%
Securities Class Action Lawsuit settlement, net	—	28.7
Operating income	42.8	0.2
Total other income (expense), net	1.3	2.3
Income tax expense	(10.6)	2.0
Effective income tax rate	24.0%	(76.5%)
Net income	33.5	4.5
Net income attributable to noncontrolling interests	(0.2)	(0.1)
Net income attributable to Amedisys, Inc.	$33.3	$4.5
Overall, our operating income increased $43 million on a revenue increase of $37 million. Excluding the Securities Class Action Lawsuit settlement accrual in 2017 (see Note 5 - Commitments and Contingencies to our condensed consolidated financial statements), operating income increased $14 million, driven by growth within our home health and hospice segments. Our gross margin as a percentage of revenue was flat despite a net reduction of $1 million in net service revenue and gross margin due to the impact of the 2018 changes in reimbursement and planned wage increases that became effective during the three-month period ended September 30, 2017. Our home health segment continues to see improvement in clinician productivity which resulted in a decrease in cost per visit. We continue to remain focused on costs as our other operating expenses as a percentage of revenue declined significantly from prior year.
Our income tax expense as a percentage of our income before income taxes decreased due to the enactment of H.R. 1 (Tax Cuts and Jobs Act) on December 22, 2017.

Home Health Segment
The following table summarizes our home health segment results of operations:

	For the Three- Month Periods Ended June 30,
	2018	2017
Financial Information (in millions):
Medicare	$206.3	$198.3
Non-Medicare	85.2	72.0
Net service revenue	291.5	270.3
Cost of service	176.5	164.8
Gross margin	115.0	105.5
Other operating expenses	69.2	69.9
Operating income	$45.8	$35.6

Same Store Growth (1):
Medicare revenue	6%	(5%)
Non-Medicare revenue	18%	14%
Total admissions	6%	—%
Total volume (2)	8%	2%
Total Episodic admissions (3)	5%	(1%)
Total Episodic volume (4)	6%	2%
Key Statistical Data - Total (5):
Medicare:
Admissions	47,058	47,260
Recertifications	28,431	26,839
Total volume	75,489	74,099
Completed episodes	74,776	73,872
Visits	1,318,074	1,271,747
Average revenue per completed episode (6)	$2,874	$2,829
Visits per completed episode (7)	17.8	17.5
Non-Medicare:
Admissions	29,271	26,225
Recertifications	13,891	11,462
Total volume	43,162	37,687
Visits	690,548	579,328
Total (5):
Visiting Clinician Cost per Visit	$80.07	$80.61
Clinical Manager Cost per Visit	$7.76	$8.44
Total Cost per Visit	$87.83	$89.05
Visits	2,008,622	1,851,075

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
Operating Results
Overall, our operating income increased $10 million on a $21 million increase in net service revenue. Our growth in volumes and increases in clinician productivity positively impacted our gross margin as a percentage of revenue which increased despite the 2018 change in reimbursement and planned wage increases that became effective during the three-month period ended September 30, 2017. The impact of the 2018 change in reimbursement was a reduction in net service revenue and gross margin of approximately $2 million.
Net Service Revenue
Our revenue increased $21 million on an 8% increase in total volumes which is inclusive of a 6% increase in episodic volumes. The volume growth was driven by a 6% increase in admissions and a 170 basis point increase in our recertification rate. In addition to the increase in volumes, our revenue per episode is up approximately $45 per episode as a result of an increase in the acuity level of our patients which offset the 70 basis point reimbursement reduction effective January 1, 2018. Our non-Medicare revenue is a mix of both per visit and episodic payors. Our revenue was also impacted by revenue adjustments related to internal compliance reviews offset by a reduction in our Medicare revenue adjustments. Our provision for estimated non-Medicare revenue adjustments, which was reclassified from other operating expenses to a reduction in net service revenue as a result of the implementation of Accounting Standard Updates 2014-09 and 2015-14 (collectively "ASC 606") on January 1, 2018, increased approximately $1 million offsetting the increase in our gross revenues.
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
Other Operating Expenses
Other operating expenses decreased approximately $1 million due to decreases in salaries and benefits expense and telecommunications expense which were offset by increases in information technology expense and rent expense.

Hospice Segment
The following table summarizes our hospice segment results of operations:

	For the Three- Month Periods Ended June 30,
	2018	2017
Financial Information (in millions):
Medicare	$96.9	$85.8
Non-Medicare	4.5	4.5
Net service revenue	101.4	90.3
Cost of service	51.7	45.4
Gross margin	49.7	44.9
Other operating expenses	20.6	19.3
Operating income	$29.1	$25.6
Same Store Growth (1):
Medicare revenue	13%	19%
Non-Medicare revenue	(1%)	8%
Hospice admissions	7%	11%
Average daily census	12%	16%
Key Statistical Data - Total (2):
Hospice admissions	6,746	6,248
Average daily census	7,554	6,717
Revenue per day, net	$147.58	$147.74
Cost of service per day	$75.20	$74.34
Average discharge length of stay	97	89

(1)
Same store information represents the percent increase (decrease) in our Medicare and Non-Medicare revenue, Hospice admissions or average daily census for the period as a percent of the Medicare and Non-Medicare revenue, Hospice admissions or average daily census of the prior period.

(2)	Total includes acquisitions.
Operating Results
Overall, our operating income increased $4 million on an $11 million increase in net service revenue. We experienced a slight decrease in gross margin as a percentage of revenue primarily due to planned wage increases that became effective during the three-month period ended September 30, 2017 and increases in revenue adjustments.
Net Service Revenue
Our hospice revenue increased $11 million on a 12% increase in our average daily census and a 1% increase in reimbursement effective for services provided from October 1, 2017. The increase in revenue was offset by an increase in Medicare revenue adjustments. Our provision for estimated non-Medicare revenue adjustments, which was reclassified from other operating expenses to a reduction in net service revenue as a result of the implementation of ASC 606 on January 1, 2018, remained relatively flat for the three-month period ended June 30, 2018 compared to three-month period ended June 30, 2017.
Cost of Service, Excluding Depreciation and Amortization
Our hospice cost of service increased $6 million as the result of a 12% increase in average daily census. Our cost of service per day increased 1% primarily due to an increase in salary cost per day as a result of planned wage increases that became effective during the three-month period ended September 30, 2017.

Other Operating Expenses
Other operating expenses increased $1 million due to increases in other care center related expenses, primarily salaries and benefits expense and advertising expense.
Personal Care Segment
The following table summarizes our personal care segment results of operations:

	For the Three- Month Periods Ended June 30,
	2018	2017
Financial Information (in millions):
Medicare	$—	$—
Non-Medicare	18.7	14.3
Net service revenue	18.7	14.3
Cost of service	14.4	10.3
Gross margin	4.3	4.0
Other operating expenses	3.3	3.0
Operating income	$1.0	$1.0
Key Statistical Data:
Billable hours	797,228	618,401
Clients served	12,683	8,270
Shifts	356,874	283,130
Revenue per hour	$23.48	$23.12
Revenue per shift	$52.45	$50.50
Hours per shift	2.2	2.2

On October 1, 2017, we acquired the assets of Intercity Home Care, which owned and operated four personal-care care centers, three of which were subsequently consolidated with our existing personal-care care centers. On May 1, 2018, we acquired the assets of East Tennessee Personal Care Services, which owned and operated one personal-care care center. Acquisitions are included in our consolidated financial statements from their respective acquisition dates. As a result, our personal care operating results for 2018 and 2017 are not fully comparable.
Operating income related to our personal care segment remained flat on a $4 million increase in net service revenue. The increase in net service revenue includes revenues associated with our acquisitions. Gross margin also remained flat as the segment incurred additional costs associated with our acquisitions and the newly enacted Employer Medical Assistance Contribution ("EMAC") program that became effective in the state of Massachusetts on January 1, 2018. Other operating expenses increased less than $1 million on a 31% increase in net service revenue.

Corporate
The following table summarizes our corporate results of operations:

	For the Three- Month Periods Ended June 30,
	2018	2017
Financial Information (in millions):
Other operating expenses	$31.1	$30.0
Depreciation and amortization	2.0	3.3
Total operating expenses before Securities Class Action Lawsuit settlement, net	33.1	33.3
Securities Class Action Lawsuit settlement, net	—	28.7
Total operating expenses	$33.1	$62.0
Corporate expenses consist of costs relating to our executive management and corporate and administrative support functions, primarily information services, accounting, finance, billing and collections, legal, compliance, risk management, procurement, marketing, clinical administration, training, human resources and administration. Excluding the Securities Class Action Lawsuit settlement accrual during the three-month period ended June 30, 2017, corporate operating expenses remained flat due to increases in salaries and benefits expense and travel and training expense which were offset by decreases in information technology expense, depreciation and amortization and professional fees.

Six-Month Period Ended June 30, 2018 Compared to the Six-Month Period Ended June 30, 2017
Consolidated
The following table summarizes our consolidated results of operations (amounts in millions):

	For the Six- Month Periods Ended June 30,
	2018	2017
Net service revenue	$810.9	$739.6
Gross margin, excluding depreciation and amortization	330.0	302.7
% of revenue	40.7%	40.9%
Other operating expenses	251.2	248.6
% of revenue	31.0%	33.6%
Securities Class Action Lawsuit settlement, net	—	28.7
Operating income	78.8	25.4
Total other income (expense), net	2.2	2.3
Income tax expense	(20.1)	(8.0)
Effective income tax rate	24.9%	28.7%
Net income	60.9	19.7
Net income attributable to noncontrolling interests	(0.4)	(0.1)
Net income attributable to Amedisys, Inc.	$60.5	$19.6
Overall, our operating income increased $53 million on a revenue increase of $71 million. Excluding the Securities Class Action Lawsuit settlement accrual in 2017 (see Note 5 - Commitments and Contingencies to our condensed consolidated financial statements), operating income increased $25 million, driven by the improved performance of all three of our segments. Our gross margin as a percentage of revenue was relatively flat despite a net reduction of $2 million in net service revenue and gross margin due to the impact of the 2018 changes in reimbursement, planned wage increases during the three-month period ended September 30, 2017, and a net increase in revenue adjustments and additional reserves primarily related to our Florida self-audit. Our improvement in gross margin was driven by continued growth in our hospice segment and increases in clinical productivity in our home health segment. We continue to maintain cost discipline as our other operating expenses increased only 1% on a 10% increase in net service revenue.
Our income tax expense as a percentage of our income before income taxes decreased due to the enactment of H.R. 1 (Tax Cuts and Jobs Act) on December 22, 2017.

Home Health Segment
The following table summarizes our home health segment results of operations:

	For the Six- Month Periods Ended June 30,
	2018	2017
Financial Information (in millions):
Medicare	$411.3	$397.0
Non-Medicare	164.3	140.9
Net service revenue	575.6	537.9
Cost of service	350.9	327.8
Gross margin	224.7	210.1
Other operating expenses	138.0	138.8
Operating income	$86.7	$71.3

Same Store Growth (1):
Medicare revenue	5%	(4%)
Non-Medicare revenue	16%	12%
Total admissions	5%	1%
Total volume (2)	7%	2%
Total Episodic admissions (3)	4%	1%
Total Episodic volume (4)	6%	2%
Key Statistical Data - Total (5):
Medicare:
Admissions	96,513	96,888
Recertifications	55,667	51,882
Total volume	152,180	148,770
Completed episodes	147,612	145,736
Visits	2,632,200	2,534,845
Average revenue per completed episode (6)	$2,833	$2,806
Visits per completed episode (7)	17.5	17.2
Non-Medicare:
Admissions	59,160	53,558
Recertifications	26,323	21,686
Total volume	85,483	75,244
Visits	1,351,481	1,134,876
Total (5):
Visiting Clinician Cost per Visit	$80.20	$80.84
Clinical Manager Cost per Visit	$7.88	$8.49
Total Cost per Visit	$88.08	$89.33
Visits	3,983,681	3,669,721

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
Operating Results
Overall, our operating income increased $15 million on a $38 million increase in net service revenue. Our growth in volumes and increases in clinician productivity positively impacted our gross margin as a percentage of revenue, which remained flat despite the 2018 changes in reimbursement, a net increase in revenue adjustments and additional reserves primarily related to our Florida ZPIC audit and planned wage increases that became effective during the three-month period ended September 30, 2017. The impact of the 2018 changes in reimbursement was a reduction in net service revenue and gross margin of approximately $4 million.
Net Service Revenue
Our revenue increased $38 million on a 7% increase in total volumes which is inclusive of a 6% increase in episodic volumes. The volume growth was driven by a 5% increase in admissions and a 210 basis point increase in our recertification rate. In addition to the increase in volumes, our revenue per episode is up $27 per episode as a result of an increase in the acuity level of our patients which offset the 70 basis point reimbursement reduction effective January 1, 2018 as well as the reduction related to the increase in revenue adjustments and additional reserves primarily related to our Florida self-audit. Our provision for estimated non-Medicare revenue adjustments, which was reclassified from other operating expenses to a reduction in net service revenue as a result of the implementation of ASC 606 on January 1, 2018, increased approximately $4 million offsetting the increase in our gross revenues.
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
Other Operating Expenses
Other operating expenses decreased approximately $1 million on a 7% increase in net service revenue. Decreases in salaries and benefits expense and telecommunications expense were offset by an increase in information technology expense.

Hospice Segment
The following table summarizes our hospice segment results of operations:

	For the Six- Month Periods Ended June 30,
	2018	2017
Financial Information (in millions):
Medicare	$188.7	$166.5
Non-Medicare	10.0	7.4
Net service revenue	198.7	173.9
Cost of service	101.8	88.4
Gross margin	96.9	85.5
Other operating expenses	40.8	37.5
Operating income	$56.1	$48.0
Same Store Growth (1):
Medicare revenue	12%	18%
Non-Medicare revenue	33%	(7%)
Hospice admissions	6%	15%
Average daily census	12%	16%
Key Statistical Data - Total (2):
Hospice admissions	13,679	12,753
Average daily census	7,385	6,542
Revenue per day, net	$148.66	$146.89
Cost of service per day	$76.15	$74.68
Average discharge length of stay	97	90

(1)
Same store information represents the percent increase (decrease) in our Medicare and Non-Medicare revenue, Hospice admissions or average daily census for the period as a percent of the Medicare and Non-Medicare revenue, Hospice admissions or average daily census of the prior period.

(2)	Total includes acquisitions.
Operating Results
Overall, our operating income increased $8 million on a $25 million increase in net service revenue. The 14% increase in net service revenue was moderated by a lower gross margin as a percentage of revenue primarily related to planned wage increases that became effective during the three-month period ended September 30, 2017 and a 9% increase in other operating expenses.
Net Service Revenue
Our hospice revenue increased $25 million on a 12% increase in our average daily census and a 1% increase in reimbursement effective for services provided from October 1, 2017. Our provision for estimated non-Medicare revenue adjustments which was reclassified from other operating expenses to a reduction in net service revenue as a result of the implementation of ASC 606 on January 1, 2018, decreased approximately $2 million and thus increased net service revenue.
Cost of Service, Excluding Depreciation and Amortization
Our hospice cost of service increased $13 million as the result of a 12% increase in average daily census. Our cost of service per day increased 2% primarily due to an increase in salary cost per day as a result of planned wage increases that became effective during the three-month period ended September 30, 2017.

Other Operating Expenses
Other operating expenses increased $3 million on a 14% increase in net service revenue. The increase was related to other care center related expenses, primarily salaries and benefits expense, advertising expense and travel and training expense.

Personal Care Segment
The following table summarizes our personal care segment results of operations:

	For the Six- Month Periods Ended June 30,
	2018	2017
Financial Information (in millions):
Medicare	$—	$—
Non-Medicare	36.6	27.8
Net service revenue	36.6	27.8
Cost of service	28.2	20.7
Gross margin	8.4	7.1
Other operating expenses	6.6	6.3
Operating income	$1.8	$0.8
Key Statistical Data:
Billable hours	1,547,181	1,206,618
Clients served	14,350	9,845
Shifts	705,040	548,247
Revenue per hour	$23.66	$23.04
Revenue per shift	$51.91	$50.72
Hours per shift	2.2	2.2

Operating income related to our personal care segment increased approximately $1 million on a $9 million increase in net service revenue. The increase in net service revenue includes revenues associated with the acquisitions of Intercity Home Care and East Tennessee Personal Care Services, both of which occurred after June 30, 2017. The segment experienced a decrease in gross margin as a percentage of revenue related to additional costs associated with these acquisitions and the EMAC program that became effective in the state of Massachusetts on January1, 2018. Other operating expenses remained flat on a 32% increase in net service revenue.
Corporate
The following table summarizes our corporate results of operations:

	For the Six- Month Periods Ended June 30,
	2018	2017
Financial Information (in millions):
Other operating expenses	$61.3	$59.5
Depreciation and amortization	4.5	6.5
Total operating expenses before Securities Class Action Lawsuit settlement, net	65.8	66.0
Securities Class Action Lawsuit settlement, net	—	28.7
Total operating expenses	$65.8	$94.7
Excluding the Securities Class Action Lawsuit settlement accrual during the six-month period ended June 30, 2017, corporate operating expenses remained flat on a 10% increase in net service revenue. Increase in salaries and benefits expense, travel and training expense and a loss on disposal of assets were offset by decreases in personnel costs, telecommunications expense, information technology expense and professional fees.

Liquidity and Capital Resources
Cash Flows
The following table summarizes our cash flows for the periods indicated (amounts in millions):

	For the Six- Month Periods Ended June 30,
	2018	2017
Cash provided by operating activities	$90.9	$63.3
Cash used in investing activities	(5.2)	(31.4)
Cash used in financing activities	(146.2)	(2.9)
Net (decrease) increase in cash and cash equivalents	(60.5)	29.0
Cash and cash equivalents at beginning of period	86.4	30.2
Cash and cash equivalents at end of period	$25.9	$59.2
Cash provided by operating activities increased $27.6 million during the six-month period ended June 30, 2018 compared to the six-month period ended June 30, 2017 primarily due to an increase in our cash collections as compared to 2017. For additional information regarding our operating performance and our days revenue outstanding, see “Results of Operations” and “Outstanding Patient Accounts Receivable,” respectively.
Cash used in investing activities decreased $26.2 million during the six-month period ended June 30, 2018 compared to the six-month period ended June 30, 2017 primarily due to a decrease in our acquisition activity ($20.1 million) and a decrease in capital expenditures ($5.8 million).
Cash used in financing activities increased $143.3 million during the six-month period ended June 30, 2018 compared to the six-month period ended June 30, 2017 primarily due to our repurchase of company stock and the repayment of borrowings under our Term Loan offset by borrowings under our new Credit Agreement.
Liquidity
Typically, our principal source of liquidity is the collection of our patient accounts receivable, primarily through the Medicare program. In addition to our collection of patient accounts receivable, from time to time, we can and do obtain additional sources of liquidity by the incurrence of additional indebtedness.
During the six-month period ended June 30, 2018, we spent $1.6 million in capital expenditures as compared to $7.4 million during the six-month period ended June 30, 2017. Our capital expenditures for 2018 are expected to be approximately $7.0 million to $9.0 million.
As of June 30, 2018, we had $25.9 million in cash and cash equivalents and $388.1 million in availability under our $550.0 million Revolving Credit Facility.
Based on our operating forecasts and our debt service requirements, we believe we will have sufficient liquidity to fund our operations, capital requirements and debt service requirements.
Outstanding Patient Accounts Receivable
Our patient accounts receivable decreased $3.6 million from December 31, 2017 to June 30, 2018. Our cash collection as a percentage of revenue was 102% and 101% for the six-month periods ended June 30, 2018 and 2017, respectively. Our days revenue outstanding at June 30, 2018 was 41.1 days which is a decrease of 2.9 days from December 31, 2017.
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

	For the Three- Month Periods Ended June 30,		For the Six- Month Periods Ended June 30,
	2018	2017	2018	2017
Provision for estimated Medicare revenue adjustments	$2.5	$5.0	$4.2	$8.4
Provision for estimated Non-Medicare revenue adjustments	5.9	4.7	13.4	11.0
Total	$8.4	$9.7	$17.6	$19.4
As a percent of revenue	2.0%	2.6%	2.2%	2.6%
The following schedules detail our patient accounts receivable, by payor class, aged based upon initial date of service (amounts in millions, except days revenue outstanding):

	0-90	91-180	181-365	Over 365	Total
At June 30, 2018:
Medicare patient accounts receivable	$93.9	$10.3	$4.1	$1.6	$109.9
Other patient accounts receivable:
Medicaid	12.6	2.4	1.3	(1.4)	14.9
Private	57.6	9.8	3.1	2.3	72.8
Total	$70.2	$12.2	$4.4	$0.9	$87.7
Total patient accounts receivable					$197.6
Days revenue outstanding (1)					41.1
	0-90	91-180	181-365	Over 365	Total
At December 31, 2017:
Medicare patient accounts receivable	$95.9	$16.1	$6.6	$0.6	$119.2
Other patient accounts receivable:
Medicaid	13.8	3.2	1.3	(1.1)	17.2
Private	51.0	7.5	4.1	2.2	64.8
Total	$64.8	$10.7	$5.4	$1.1	$82.0
Total patient accounts receivable					$201.2
Days revenue outstanding (1)					44.0

(1)
Our calculation of days revenue outstanding is derived by dividing our ending patient accounts receivable at June 30, 2018 and December 31, 2017 by our average daily patient revenue for the three-month periods ended June 30, 2018 and December 31, 2017, respectively.

Indebtedness
Credit Agreement
On June 29, 2018, we entered into our Amended and Restated Credit Agreement ("Credit Agreement") that provides for a senior secured revolving credit facility in an initial aggregate principal amount of up to $550.0 million (the “Revolving Credit Facility”). The net proceeds of the Revolving Credit Facility were used to pay off our existing indebtedness under our prior credit agreement, dated as of August 28, 2015 (the "Prior Credit Agreement"), with a principal balance of $127.5 million.

The final maturity of the Revolving Credit Facility is June 29, 2023 and there is no mandatory amortization on the outstanding principal balances which are payable in full upon maturity. The Revolving Credit Facility may be used to provide ongoing working capital and for general corporate purposes of the Company and our subsidiaries, including permitted acquisitions, as defined in the Credit Agreement.
Our weighted average interest rate for our $100.0 million Term Loan, under our Prior Credit Agreement, was 3.9% and 3.8% for the three and six-month periods ended June 30, 2018, respectively, and 3.0% and 2.9% for the three and six-month periods ended June 30, 2017, respectively. Our weighted average interest rate for our $550.0 million Revolving Credit Facility was 3.7% at June 30, 2018.
As of June 30, 2018, our consolidated leverage ratio was 0.8, our consolidated interest coverage ratio was 51.0 and we are in compliance with our covenants under the Credit Agreement.
As of June 30, 2018, our availability under our $550.0 million Revolving Credit Facility was $388.1 million as we have $127.5 million outstanding in borrowings and $34.4 million outstanding in letters of credit.
See Note 4 - Long Term Obligations to our condensed consolidated financial statements and Note 6 - Long Term Obligations of the financial statements included in our Form 10-K for additional details on our outstanding long-term obligations.
Share Repurchase
On June 4, 2018, we purchased 2,418,304 of our common shares from affiliates of KKR Credit Advisors (US) LLC ("KKR"), representing one-half of KKR's holdings in the Company and 7.1% of the aggregate outstanding shares of the Company's common stock for a total purchase price of $181.4 million including related direct costs. The Company repurchased the shares at $73.96 which represents 96% of the closing stock price of the Company's common stock on June 4, 2018.
Inflation
We do not believe inflation has significantly impacted our results of operations.
Critical Accounting Estimates
See Part II, Item 7 – Critical Accounting Estimates and our consolidated financial statements and related notes in Part II, Item 8 of our 2017 Annual Report on Form 10-K, for accounting policies and related estimates we believe are the most critical to understanding our condensed consolidated financial statements, financial condition and results of operations and which require complex management judgment and assumptions, or involve uncertainties. These critical accounting estimates include revenue recognition; patient accounts receivable; insurance; goodwill and other intangible assets; and income taxes. There have not been any changes to our significant accounting policies or their application since we filed our 2017 Annual Report on Form 10-K except for the changes related to the implementation of Accounting Standards Updates 2014-19 and 2015-14 as disclosed in Note 2 - Summary of Significant Accounting Policies to our condensed consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from fluctuations in interest rates. Our Revolving Credit Facility carries a floating interest rate which is tied to the Eurodollar rate (i.e. LIBOR) and the Prime Rate and therefore, our condensed consolidated statements of operations and our condensed consolidated statements of cash flows are exposed to changes in interest rates. As of June 30, 2018, the total amount of outstanding debt subject to interest rate fluctuations was $127.5 million. A 1.0% interest rate change would cause interest expense to change by approximately $1.3 million annually.
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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of June 30, 2018, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.
Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2018, the end of the period covered by this Quarterly Report.
Changes in Internal Controls
There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have occurred during the quarter ended June 30, 2018, that have materially impacted, or are reasonably likely to materially impact, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and, based on an evaluation of our controls and procedures, our principal executive officer and our principal financial officer concluded our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2018, the end of the period covered by this Quarterly Report.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 5 - Commitments and Contingencies to the condensed consolidated financial statements for information concerning our legal proceedings.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides the information with respect to purchases made by us of shares of our common stock during each of the months during the three-month period ended June 30, 2018:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
April 1, 2018 to April 30, 2018	3,812		$60.34	—	$—
May 1, 2018 to May 31, 2018	—		—	—	—
June 1, 2018 to June 30, 2018	2,434,166		75.06	—	—
	2,437,978	(1) (2)	$75.03	—	$—

(1)
Includes 2,418,304 shares of common stock we repurchased from KKR on June 4, 2018 in a private transaction at a price per share equal to $73.96, which represents a 4% discount to the closing price of our common stock on June 4, 2018.

(2)
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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

3.1	Composite of Certificate of Incorporation of the Company inclusive of all amendments through June 14, 2007	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	0-24260	3.1

3.2	Composite of By-Laws of the Company inclusive of all amendments through April 20, 2016	The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016	0-24260	3.2

†10.1	First Amendment to Equity Purchase Agreement, dated May 18, 2018, by and among the Company, Amedisys Personal Care, LLC, Associated Home Care, LLC, Elder Home Options, LLC and Michael Trigilio

10.2	Share Repurchase Agreement, dated as of June 4, 2018, by and among the Company and the selling stockholders set forth on Schedule I thereto	The Company's current Report on Form 8-K filed on June 4, 2018	0-24260	2.1

10.3
Amended and Restated Credit Agreement, dated as of June 29, 2018, among the Company and Amedisys Holding, L.L.C, as borrowers, certain subsidiaries of the Company party thereto as guarantors, Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, JPMorgan Chase Bank, N.A., as Syndication Agent, Capital One Bank, National Association, Citizens Bank, N.A., Compass Bank, Fifth Third Bank, Hancock Whitney Bank, Regions Bank, and Wells Fargo Bank, National Association, as Co-Documentation Agents, the lenders party thereto, Merrill, Lynch, Pierce Fenner & Smith Incorporated, Citizens Bank N.A., Fifth Third Bank, and JPMorgan Chase Bank, N.A., as Joint Lead Arrangers, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and JPMorgan Chase Bank, N.A., as Joint Bookrunners
		The Company's current Report on Form 8-K filed on July 2, 2018	0-24260	10.1

10.4	Amended and Restated Security Agreement, dated as of June 29, 2018, among the Company and Amedisys Holding, L.L.C., as borrowers, certain other parties identified as “grantors” on the signature pages thereto and Bank of America, N.A., in its capacity as Administrative Agent	The Company's current Report on Form 8-K filed on July 2, 2018	0-24260	10.2

10.5	Amended and Restated Pledge Agreement, dated as of June 29, 2018, among the Company and Amedisys Holding, L.L.C., as borrowers, certain other parties identified as “pledgors” on the signature pages thereto, and Bank of America, N.A., in its capacity as Administrative Agent	The Company's current Report on Form 8-K filed on July 2, 2018	0-24260	10.3

*10.6	Amedisys, Inc. 2018 Omnibus Incentive Compensation Plan	The Company's Definitive Proxy Statement filed on April 25, 2018	0-24260	Appendix A

†31.1	Certification of Paul B. Kusserow, President and Chief Executive Officer (principal executive officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2	Certification of Scott G. Ginn, Chief Financial Officer (principal financial officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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
Principal Financial Officer and
Duly Authorized Officer
Date: August 1, 2018