Form 10-Q
period 2018-09-30
AMEDISYS INC
filed 2018-10-30
CIK 896262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, is as follows: Common stock, $0.001 par value, 31,888,599 shares outstanding as of October 26, 2018.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMEDISYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	September 30, 2018 (unaudited)	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$14,010	$86,363
Patient accounts receivable	195,030	201,196
Prepaid expenses	11,679	7,329
Other current assets	11,949	16,268
Total current assets	232,668	311,156
Property and equipment, net of accumulated depreciation of $93,432 and $146,814	30,215	31,122
Goodwill	324,145	319,949
Intangible assets, net of accumulated amortization of $32,443 and $30,610	44,309	46,061
Deferred income taxes	41,149	56,064
Other assets	53,406	49,130
Total assets	$725,892	$813,482
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$24,519	$25,384
Payroll and employee benefits	92,385	89,936
Accrued expenses	101,177	89,104
Current portion of long-term obligations	1,209	10,638
Total current liabilities	219,290	215,062
Long-term obligations, less current portion	54,853	78,203
Other long-term obligations	6,253	3,791
Total liabilities	280,396	297,056
Commitments and Contingencies—Note 5
Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized; 36,146,649 and 35,747,134 shares issued; and 31,877,278 and 33,964,767 shares outstanding	36	35
Additional paid-in capital	592,539	568,780
Treasury stock, at cost 4,269,371 and 1,782,367 shares of common stock	(240,536)	(53,713)
Accumulated other comprehensive income	15	15
Retained earnings	92,089	204
Total Amedisys, Inc. stockholders’ equity	444,143	515,321
Noncontrolling interests	1,353	1,105
Total equity	445,496	516,426
Total liabilities and equity	$725,892	$813,482
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	For the Three-Month Periods Ended September 30		For the Nine-Month Periods Ended September 30
	2018	2017	2018	2017
Net service revenue	$417,335	$373,704	$1,228,200	$1,113,311
Cost of service, excluding depreciation and amortization	249,739	227,269	730,612	664,139
General and administrative expenses:
Salaries and benefits	79,367	77,130	232,213	226,532
Non-cash compensation	4,842	3,558	12,653	11,788
Other	40,335	38,189	124,119	120,223
Depreciation and amortization	3,164	4,185	9,882	13,139
Securities Class Action Lawsuit settlement, net	—	—	—	28,712
Operating expenses	377,447	350,331	1,109,479	1,064,533
Operating income	39,888	23,373	118,721	48,778
Other income (expense):
Interest income	29	44	263	104
Interest expense	(1,991)	(1,335)	(5,834)	(3,600)
Equity in earnings from equity method investments	1,625	900	6,461	3,149
Miscellaneous, net	1,822	1,043	2,782	3,282
Total other income, net	1,485	652	3,672	2,935
Income before income taxes	41,373	24,025	122,393	51,713
Income tax expense	(9,825)	(9,364)	(29,984)	(17,324)
Net income	31,548	14,661	92,409	34,389
Net income attributable to noncontrolling interests	(171)	(103)	(524)	(240)
Net income attributable to Amedisys, Inc.	$31,377	$14,558	$91,885	$34,149
Basic earnings per common share:
Net income attributable to Amedisys, Inc. common stockholders	$0.99	$0.43	$2.78	$1.02
Weighted average shares outstanding	31,815	33,838	33,075	33,640
Diluted earnings per common share:
Net income attributable to Amedisys, Inc. common stockholders	$0.96	$0.42	$2.71	$1.00
Weighted average shares outstanding	32,691	34,363	33,852	34,255
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Nine-Month Periods Ended September 30
	2018	2017
Cash Flows from Operating Activities:
Net income	$92,409	$34,389
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,882	13,139
Non-cash compensation	12,653	11,788
401(k) employer match	6,934	6,547
Loss (gain) on disposal of property and equipment	738	(22)
Deferred income taxes	14,916	17,228
Equity in earnings from equity method investments	(6,461)	(3,149)
Amortization of deferred debt issuance costs/debt discount	596	555
Return on equity investment	4,373	4,656
Changes in operating assets and liabilities, net of impact of acquisitions:
Patient accounts receivable	6,166	(10,846)
Other current assets	(32)	(5,896)
Other assets	726	(12,202)
Accounts payable	(670)	(5,430)
Accrued expenses	14,758	22,584
Other long-term obligations	2,462	201
Net cash provided by operating activities	159,450	73,542
Cash Flows from Investing Activities:
Proceeds from sale of deferred compensation plan assets	563	622
Proceeds from the sale of property and equipment	51	118
Investments in equity method investees	(3,477)	(436)
Purchases of property and equipment	(5,684)	(9,074)
Acquisitions of businesses, net of cash acquired	(4,074)	(24,128)
Net cash used in investing activities	(12,621)	(32,898)
Cash Flows from Financing Activities:
Proceeds from issuance of stock upon exercise of stock options and warrants	2,749	4,214
Proceeds from issuance of stock to employee stock purchase plan	1,787	1,798
Shares withheld upon stock vesting	(5,421)	(6,454)
Noncontrolling interest distribution	(530)	(216)
Proceeds from borrowings under revolving line of credit	127,500	—
Repayments of borrowings under revolving line of credit	(70,000)	—
Principal payments of long-term obligations	(91,071)	(4,069)
Debt issuance costs	(2,433)	—
Purchase of company stock	(181,402)	—
Repurchase of noncontrolling interest	(361)	—
Net cash used in financing activities	(219,182)	(4,727)
Net (decrease) increase in cash and cash equivalents	(72,353)	35,917
Cash and cash equivalents at beginning of period	86,363	30,197
Cash and cash equivalents at end of period	$14,010	$66,114
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$2,989	$2,188
Cash paid for income taxes, net of refunds received	$11,017	$315
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. NATURE OF OPERATIONS, CONSOLIDATION AND PRESENTATION OF FINANCIAL STATEMENTS
Amedisys, Inc., a Delaware corporation, (together with its consolidated subsidiaries, referred to herein as “Amedisys,” “we,” “us,” or “our”) is a multi-state provider of home health, hospice and personal care services with approximately 73% and 74% of our revenue derived from Medicare for the three and nine-month periods ended September 30, 2018, respectively, and approximately 76% of our revenue derived from Medicare for the three and nine-month periods ended September 30, 2017. As of September 30, 2018, we owned and operated 323 Medicare-certified home health care centers, 83 Medicare-certified hospice care centers and 15 personal-care care centers in 34 states within the United States and the District of Columbia.
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
Recently Adopted Accounting Pronouncements
On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) and ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (collectively, “ASC 606”), the new accounting standards issued by the Financial Accounting Standards Board (“FASB”) on revenue recognition, using the full retrospective method. ASC 606 outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers. The standards supersede existing revenue recognition requirements and eliminate most industry-specific guidance from U.S. GAAP. The core principle of the revenue recognition standard is to require an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. As a result of the Company's adoption of ASC 606, the revenue and related estimated uncollectible amounts owed to us by non-Medicare payors that were historically classified as a provision for doubtful accounts are now considered a price concession in determining net service revenue. Accordingly, the Company reports uncollectible balances due from third-party payors and uncollectible balances associated with patient responsibility as a reduction of the transaction price and therefore, as a reduction in net service revenue (or as it relates to Hospice room and board, an increase in cost of service, excluding depreciation and amortization) when historically these amounts were classified as a provision for doubtful accounts within operating expenses within our condensed consolidated statements of operations. In addition, the adoption of ASC 606 resulted in increased disclosure, including qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.
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
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which will require lessees to recognize a lease liability and right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. The ASU is effective for annual and interim periods beginning on or after December 15, 2018. Early adoption is permitted. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides for a prospective transition method for the recognition and disclosure requirements under the new guidance. While the Company expects adoption of this standard to lead to a material increase in the assets and liabilities recorded on our balance sheet, we are still evaluating the overall impact on our consolidated financial statements and related disclosures and the effect of the standard on our ongoing financial reporting.
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
We account for investments in entities in which we have the ability to exercise significant influence under the equity method if we hold 50% or less of the voting stock and the entity is not a variable interest entity in which we are the primary beneficiary. During the three-month period ended September 30, 2018, we made a $3.3 million investment in a healthcare analytics company; this investment will be accounted for under the equity method. The book value of investments that we account for under the equity method of accounting was $31.9 million and $26.4 million as of September 30, 2018 and December 31, 2017, respectively and is reflected in other assets within our condensed consolidated balance sheets. We account for investments in entities in which we have less than a 20% ownership interest under the cost method of accounting if we do not have the ability to exercise significant influence over the investee.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Revenue Recognition
Our adoption of ASC 606 on January 1, 2018, on a full retrospective basis, impacted the Company's previously reported results as follows (amounts in thousands, unaudited):

	As Previously Reported	Adjustment for the Adoption of ASC 606	As Adjusted
	As of December 31, 2017
Condensed Consolidated Balance Sheets
Patient accounts receivable	$201,196	$—	$201,196
Allowance for doubtful accounts	$20,866	$20,866	$—

	For the three-month period ended September 30, 2017
Condensed Consolidated Statements of Operations
Net service revenue	$380,163	$(6,459)	$373,704
Cost of service, excluding depreciation and amortization	$226,642	$627	$227,269
Provision for doubtful accounts	$7,086	$(7,086)	$—
Net income attributable to Amedisys, Inc.	$14,558	$—	$14,558

	For the nine-month period ended September 30, 2017
Condensed Consolidated Statements of Operations
Net service revenue	$1,129,442	$(16,131)	$1,113,311
Cost of service, excluding depreciation and amortization	$662,192	$1,947	$664,139
Provision for doubtful accounts	$18,078	$(18,078)	$—
Net income attributable to Amedisys, Inc.	$34,149	$—	$34,149

Condensed Consolidated Statements of Cash Flows
Provision for doubtful accounts	$18,078	$(18,078)	$—
Changes in operating assets and liabilities, net of impact of acquisitions:
Patient accounts receivable	$(28,924)	$18,078	$(10,846)
We earn net service revenue through our home health, hospice and personal care segments through the delivery of a variety of services that best suit our patients' needs, whether that is home-based recovery and rehabilitation after an operation or injury, care that empowers patients to manage a chronic disease, hospice care at the end of life, or providing assistance with daily activities through our personal care segment. We account for revenue from contracts with customers in accordance with ASC 606, and as such, we recognize revenue in the period in which we satisfy our performance obligations under our contracts by transferring our promised services to our customers in amounts that reflect the consideration to which we expect to be entitled in exchange for providing patient care, which are the transaction prices allocated to the distinct services. The Company's cost of obtaining contracts is not material.

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

We determine the transaction price based on gross charges for services provided, reduced by estimates for price concessions, which include items such as contractual adjustments provided to third-party payors, reserves provided for self-pay or uninsured patients or other payors, adjustments resulting from payment reviews and adjustments arising from our inability to obtain appropriate billing documentation, authorizations or face-to-face documentation. Subsequent changes to the estimate of the transaction price are recorded as adjustments to net service revenue in the period of change. Subsequent changes that are determined to be the result of an adverse change in the patient's ability to pay (i.e. change in credit risk) are recorded as a provision for doubtful accounts.

We determine our estimates of contractual adjustments and reserves for self-pay, uninsured patients and other payors by major payor class based on contractual agreements with individual third-party payors, our historical collection experience, aged accounts receivable by payor and current economic conditions. The Company assesses its ability to collect for the healthcare services provided at the time of patient admission based on the Company's verification of the patient's insurance coverage under Medicare, Medicaid, and other commercial or managed care insurance programs. Medicare contributes to approximately 74% of the Company's consolidated net service revenue. The price concession included in estimating the transaction price represents the difference between amounts billed and amounts we expect to collect based on our collection history with similar payors.

Amounts due from third-party payors, primarily commercial health insurers and government programs (Medicare and Medicaid), include variable consideration for retroactive revenue adjustments due to settlements of audits and reviews. We determine our estimates for price concessions related to payment reviews based on our historical experience and success rates in the claim appeals and adjudication process. Revenue is recorded at amounts we estimate to be realizable for services provided.

We determine our estimates for price concessions related to our inability to obtain appropriate billing documentation, authorizations, or face-to-face documentation based on our historical experience, which primarily includes a historical collection rate of over 99% on Medicare claims.

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
A portion of reimbursement from each Medicare episode is billed near the start of each episode, and cash is typically received before all services are rendered. The amount of revenue recognized for episodes of care which are incomplete at period end is based on the company's average percentage of days complete on episodes as of the end of the year. As of September 30, 2018 and 2017, the difference between the cash received from Medicare for a request for anticipated payment (“RAP”) on episodes in progress and the associated estimated revenue was immaterial and, therefore, the resulting credits were recorded as a reduction to our outstanding patient accounts receivable in our condensed consolidated balance sheets for such periods.
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
Hospice Revenue Recognition
Hospice Medicare Revenue
Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the estimated payment rates. The estimated payment rates are predetermined daily or hourly rates for each of the four levels of care we deliver. The four levels of care are routine care, general inpatient care, continuous home care and respite care. Routine care accounted for 98% and 97% of our total net Medicare hospice service revenue for each of the three and nine-month periods ended September 30, 2018, respectively, and 97% of our total net Medicare hospice service revenue for each of the three and nine-month periods ended September 30, 2017. There are two separate payment rates for routine care: payments for the first 60 days of care and care beyond 60 days. In addition to the two routine rates, we may also receive a service intensity add-on (“SIA”). The SIA is based on visits made in the last seven days of life by a registered nurse (“RN”) or medical social worker (“MSW”) for patients in a routine level of care.
The performance obligation is the delivery of hospice services to the patient, as determined by a physician, each day the patient is on hospice care.
We make adjustments to Medicare revenue for our inability to obtain appropriate billing documentation or acceptable authorizations and other reasons unrelated to credit risk. We estimate the impact of these adjustments based on our historical experience, which primarily includes a historical collection rate of over 99% on Medicare claims, and record it during the period services are rendered as an estimated price concession and as a reduction to our outstanding patient accounts receivable.
Additionally, our hospice service revenue is subject to certain limitations on payments from Medicare which are considered variable consideration. We are subject to an inpatient cap limit and an overall Medicare payment cap for each provider number. We monitor these caps on a provider-by-provider basis and estimate amounts due back to Medicare if we estimate a cap has been exceeded. We record these adjustments as a reduction to revenue and an increase in accrued expenses within our condensed consolidated balance sheet. Beginning for the cap year ending October 31, 2017, providers are required to self-report and pay their estimated cap liability by February 28th of the following year. As of September 30, 2018, we have settled our Medicare hospice reimbursements for all fiscal years through October 31, 2012. As of September 30, 2018, we have recorded $1.6 million for estimated amounts due back to Medicare in accrued expenses for the Federal cap years ended October 31, 2013 through September 30, 2018. As of December 31,

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2017, we had recorded $0.9 million for estimated amounts due back to Medicare in accrued expenses for the Federal cap years ended October 31, 2013 through September 30, 2018.

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
Personal Care Revenue Recognition
Personal Care Revenue
We generate net service revenues by providing our services directly to patients based on authorized hours, visits or units determined by the relevant agency, at a rate that is either contractual or fixed by legislation. Net service revenue is recognized at the time services are rendered based on gross charges for the services provided, reduced by estimates for price concessions. We receive payment for providing such services from payors, including state and local governmental agencies, managed care organizations, commercial insurers and private consumers. Payors include the following elder service agencies: Aging Services Access Points (ASAPs), Senior Care Options (SCOs), Program of All-Inclusive Care for the Elderly (PACE) and the Veterans Administration (VA).
Patient Accounts Receivable
We report accounts receivable from services rendered at their estimated transaction price, which includes price concessions based on the amounts expected to be due from payors. Our patient accounts receivable are uncollateralized and consist of amounts due from Medicare, Medicaid, other third-party payors and patients. As of September 30, 2018, there is only one single payor, other than Medicare, that accounts for more than 10% of our total outstanding patient receivables (approximately 11%). Thus, we believe there are no other significant concentrations of receivables that would subject us to any significant credit risk in the collection of our patient accounts receivable. We write off accounts on a monthly basis once we have exhausted our collection efforts and deem an account to be uncollectible. We believe the collectibility risk associated with our Medicare accounts, which represent 55% and 59% of our patient accounts receivable at September 30, 2018 and December 31, 2017, respectively, is limited due to our historical collection rate of over 99% from Medicare and the fact that Medicare is a U.S. government payor.
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
During the nine-month period ended September 30, 2018, we reviewed the balances of our property and equipment and as a result, eliminated those asset balances for which the asset was no longer in service. The following table summarizes the balances related to our property and equipment for the periods indicated (amounts in millions):

	As of September 30, 2018	As of December 31, 2017
Building and leasehold improvements	$8.7	$7.8
Equipment and furniture	55.9	72.9
Computer software	59.0	97.2
	123.6	177.9
Less: accumulated depreciation	(93.4)	(146.8)
	$30.2	$31.1

Fair Value of Financial Instruments
The following details our financial instruments where the carrying value and the fair value differ (amounts in millions):

	Fair Value at Reporting Date Using
Financial Instrument	Carrying Value as of September 30, 2018	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term obligations	$58.1	$—	$60.2	$—

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

	For the Three- Month Periods Ended September 30,		For the Nine- Month Periods Ended September 30,
	2018	2017	2018	2017
Weighted average number of shares outstanding - basic	31,815	33,838	33,075	33,640
Effect of dilutive securities:
Stock options	561	271	464	279
Non-vested stock and stock units	315	254	313	336
Weighted average number of shares outstanding - diluted	32,691	34,363	33,852	34,255
Anti-dilutive securities	51	337	76	279

3. ACQUISITIONS
We complete acquisitions from time to time in order to pursue our strategy of increasing our market presence by expanding our service base and enhancing our position in certain geographic areas as a leading provider of home health, hospice and personal care services. The purchase price paid for acquisitions is negotiated through arm’s length transactions, with consideration based on our analysis of, among other things, comparable acquisitions and expected cash flows. Acquisitions are accounted for as purchases and are included in our consolidated financial statements from their respective acquisition dates. Goodwill generated from acquisitions is recognized for the excess of the purchase price over tangible and identifiable intangible assets because of the expected contributions of the acquisitions to our overall corporate strategy. We typically engage outside appraisal firms to assist in the fair value determination of identifiable intangible assets for significant acquisitions. The preliminary purchase price allocation is adjusted, as necessary, up to one year after the acquisition closing date if management obtains more information regarding asset valuations and liabilities assumed.
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
4. LONG-TERM OBLIGATIONS
Long-term debt consisted of the following for the periods indicated (amounts in millions):

	September 30, 2018	December 31, 2017
$100.0 million Term Loan; principal payments plus accrued interest payable quarterly; interest rate at Base Rate plus Applicable Rate or Eurodollar Rate plus the Applicable Rate; due August 28, 2020	$—	$90.0
$550.0 million Revolving Credit Facility; interest only payments; interest rate at Base Rate plus Applicable Rate or Eurodollar Rate plus the Applicable Rate (3.7% at September 30, 2018); due June 29, 2023	57.5	—
Promissory notes	0.6	0.7
Capital leases	1.7	—
Principal amount of long-term obligations	59.8	90.7
Deferred debt issuance costs	(3.7)	(1.9)
	56.1	88.8
Current portion of long-term obligations	(1.2)	(10.6)
Total	$54.9	$78.2

Credit Agreement
On June 29, 2018, we entered into our Amended and Restated Credit Agreement ("Credit Agreement") that provides for a senior secured revolving credit facility in an initial aggregate principal amount of up to $550.0 million (the “Revolving Credit Facility”). The Revolving Credit Facility provides for and includes within its $550.0 million limit a $25.0 million swingline facility and commitments for up to $60.0 million in letters of credit. Upon lender approval, we may increase the aggregate loan amount under the Revolving Credit Facility by either i) $125.0 million or ii) an unlimited amount subject to a leverage limit of 0.5x under the maximum allowable consolidated leverage ratio which is currently 3.0x per the Credit Agreement.

The funds available under the Revolving Credit Facility were used to pay off our existing indebtedness under our prior credit agreement, dated as of August 28, 2015 (the "Prior Credit Agreement"), with a principal balance of $127.5 million. The final maturity of the Revolving Credit Facility is June 29, 2023 and there is no mandatory amortization on the outstanding principal balances which are payable in full upon maturity. The Revolving Credit Facility may be used to provide ongoing working capital and for general corporate purposes of the Company and our subsidiaries, including permitted acquisitions, as defined in the Credit Agreement.

The interest rate on borrowings under the Revolving Credit Facility shall be selected by us from the following: (i) the Base Rate plus the Applicable Rate or (ii) the Eurodollar Rate plus the Applicable Rate. The “Base Rate” means a fluctuating rate per annum equal to the highest of (a) the federal funds rate plus 0.50% per annum, (b) the prime rate of interest established by the Administrative Agent, and (c) the Eurodollar Rate plus 1% per annum. The “Eurodollar Rate” means the quoted rate per annum equal to the London Interbank Offered Rate (“LIBOR”) or a comparable successor rate approved by the Administrative Agent for an interest period of one, two, three or six months (as selected by us). The “Applicable Rate” is based on the consolidated leverage ratio and is presented in the table below. As of September 30, 2018, the Applicable Rate is 0.50% per annum for Base Rate Loans and 1.50% per annum for Eurodollar Rate Loans. We are also subject to a commitment fee and letter of credit fee under the terms of the Credit Agreement, as presented in the table below.

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

The Credit Agreement requires maintenance of two financial covenants: (i) a consolidated leverage ratio of funded indebtedness to EBITDA, as defined in the Credit Agreement, and (ii) a consolidated interest coverage ratio of EBITDA to cash interest charges, as defined in the Credit Agreement. Each of these covenants is calculated over rolling four-quarter periods and also is subject to certain exceptions and baskets. The Credit Agreement also contains customary covenants, including, but not limited to, restrictions on: incurrence of liens, incurrence of additional debt, sales of assets and other fundamental corporate changes, investments, and declarations of dividends. These covenants contain customary exclusions and baskets as detailed in the Credit Agreement.

The Revolving Credit Facility is guaranteed by substantially all of our wholly-owned direct and indirect subsidiaries. The Credit Agreement requires at all times that we (i) provide guarantees from wholly-owned subsidiaries that in the aggregate represent not less than 95% of our consolidated net revenues and adjusted EBITDA from all wholly-owned subsidiaries and (ii) provide guarantees from subsidiaries that in the aggregate represent not less than 70% of consolidated adjusted EBITDA, subject to certain exceptions.

In connection with entering into the Credit Agreement, we entered into (i) a Security Agreement with the Administrative Agent dated June 29, 2018 and (ii) a Pledge Agreement with the Administrative Agent dated as of June 29, 2018 for the purpose of securing the payment of our obligations under the Credit Agreement. Pursuant to the Security Agreement and the Pledge Agreement, as of the effective date of the Credit Agreement, our obligations under the Credit Agreement are secured by (i) the grant of a first lien security interest in the non-real estate assets of substantially all of our direct and indirect, wholly-owned subsidiaries (subject to exceptions) and (ii) the pledge of the equity interests in (a) substantially all of our direct and indirect, wholly-owned corporate, limited liability company and limited partnership subsidiaries and (b) those joint ventures which constitute subsidiaries under the Credit Agreement (subject, in the case of the Pledge Agreement, to exceptions). In connection with our entry into the Credit Agreement, we recorded $2.4 million in deferred debt issuance costs as long-term obligations, less current portion within our condensed consolidated balance sheet during the three-month period ended June 30, 2018.

Our weighted average interest rate for our $100.0 million Term Loan, under our Prior Credit Agreement, was 3.2% and 3.0% for the three and nine-month periods ended September 30, 2017, respectively. Our weighted average interest rate for borrowings under our $550.0 million Revolving Credit Facility was 3.6% and 3.8% for the three and nine-month periods ended September 30, 2018, respectively.
As of September 30, 2018, our consolidated leverage ratio was 0.4, our consolidated interest coverage ratio was 57.6 and we are in compliance with our covenants under the Credit Agreement. In the event we are not in compliance with our debt covenants in the future, we would pursue various alternatives in an attempt to successfully resolve the non-compliance, which might include, among other things, seeking debt covenant waivers or amendments.
As of September 30, 2018, our availability under our $550.0 million Revolving Credit Facility was $458.1 million as we have $57.5 million outstanding in borrowings and $34.4 million outstanding in letters of credit.

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

The Plaintiffs were granted leave to file a First Amended Consolidated Complaint (the “First Amended Securities Complaint”) on behalf of all purchasers or acquirers of Amedisys’ securities between August 2, 2005 and September 30, 2011. The First Amended Securities Complaint alleged that the Company and seven individual defendants violated Section 10(b), Section 20(a), and Rule 10b-5 of the Securities Exchange Act of 1934 by materially misrepresenting the Company’s financial results and concealing a scheme to obtain higher Medicare reimbursements and additional patient referrals by (1) providing medically unnecessary care to patients, including certifying and re-certifying patients for medically unnecessary 60-day treatment episodes; (2) implementing clinical tracks such as “Balanced for Life” and wound care programs that provided a pre-set number of therapy visits irrespective of medical need; (3) “upcoding” patients’ Medicare forms to attribute a “primary diagnosis” to a medical condition associated with higher billing rates; and (4) providing improper and illegal remuneration to physicians to obtain patient certifications or re-certifications. The First Amended Securities Complaint sought certification of the case as a class action and an unspecified amount of damages, as well as interest and an award of attorneys’ fees.

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

In July 2010, our subsidiary that provides hospice services in Florence, South Carolina received from a Zone Program Integrity Contractor (“ZPIC”) a request for records regarding a sample of 30 beneficiaries who received services from the subsidiary during the period of January 1, 2008 through March 31, 2010 (the “Review Period”) to determine whether the underlying services met pertinent Medicare payment requirements. We acquired the hospice operations subject to this review on August 1, 2009; the Review Period covers time periods both before and after our ownership of these hospice operations. Based on the ZPIC’s findings for 16 beneficiaries, which were extrapolated to all claims for hospice services provided by the Florence subsidiary billed during the Review Period, on June 6, 2011, the Medicare Administrative Contractor (“MAC”) for the subsidiary issued a notice of overpayment seeking recovery from our subsidiary of an alleged overpayment. We dispute these findings, and our Florence subsidiary has filed appeals through the Original Medicare Standard Appeals Process, in which we are seeking to have those findings overturned. An administrative law judge ("ALJ") hearing was held in early January 2015. On January 18, 2016, we received a letter dated January 6, 2016 referencing the ALJ hearing decision for the overpayment issued on June 6, 2011. The decision was partially favorable with a new overpayment amount of $3.7 million with a balance owed of $5.6 million, including interest, based on 9 disputed claims (originally 16). We filed an appeal to the Medicare Appeals Council on the remaining 9 disputed claims and also argued that the statistical method used to select the sample was not valid. No assurances can be given as to the timing or outcome of the Medicare Appeals Council decision. As of September 30, 2018, Medicare has withheld payments of $5.7 million (including additional interest) as part of their standard procedures once this level of the appeal process has been reached. In the event we are not able to recoup this alleged overpayment, we are entitled to be indemnified by the prior owners of the hospice operations for amounts relating to the period prior to August 1, 2009. As of September 30, 2018, we have an indemnity receivable of approximately $4.9 million for the amount withheld related to the period prior to August 1, 2009.
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
The Lakeland Request for Repayment covers claims between January 2, 2014 and September 13, 2016. The Clearwater Request for Repayment covers claims between January 2, 2015 and December 9, 2016. As a result of partially successful Level I and Level II Administrative Appeals, the alleged overpayment for the Lakeland Care Centers has been reduced to $26.0 million and the alleged overpayment for the Clearwater Care Center has been reduced to $3.3 million. The Company has now filed Level III Administrative Appeals, and will continue to vigorously pursue its appeal rights, which include contesting the methodology used by the ZPIC contractor to perform statistical extrapolation. The Company is contractually entitled to indemnification by the prior owners for all claims prior to December 31, 2015, for up to $12.6 million.
At this stage of the review, based on the information currently available to the Company, the Company cannot predict the timing or outcome of this review. The Company estimates a low-end potential range of loss related to this review of $6.5 million (assuming the Company is successful in seeking indemnity from the prior owners and unsuccessful in demonstrating that the extrapolation method used by SafeGuard was erroneous). The Company has reduced its high-end potential range of loss from $38.8 million (the maximum amount Palmetto claims has been overpaid for both the Lakeland Care Centers and the Clearwater Care Center of which amount $12.6 million is subject to indemnification by the prior owners) to $29.3 million based on the partial success achieved by the Company in prosecuting its Level I and II Administrative Appeals.
As of September 30, 2018, we have an accrued liability of approximately $17.4 million related to this matter. We expect to be indemnified by the prior owners for approximately $10.9 million of the total $12.6 million available indemnification related to this matter and have recorded this amount within other assets in our condensed consolidated balance sheet as of September 30, 2018. The net of these two amounts, $6.5 million, was recorded as a reduction in revenue in our condensed consolidated statements of operations during the three-month period ended September 30, 2017. As of September 30, 2018, $1.6 million of receivables have been impacted by this payment suspension.
Compliance
From time to time, the Company performs internal reviews of claims data to identify potential improper payments under the Medicare program. Any overpayments are recorded as a reduction in revenue in our condensed consolidated statements of operations. As of September 30, 2018, we have recorded $6.5 million to accrued expenses in our condensed consolidated balance sheet as a result of these reviews.
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

	For the Three-Month Period Ended September 30, 2018
	Home Health	Hospice	Personal Care	Other	Total
Net service revenue	$294.9	$103.4	$19.0	$—	$417.3
Cost of service, excluding depreciation and amortization	181.8	53.4	14.5	—	249.7
General and administrative expenses	68.8	21.4	3.0	31.3	124.5
Depreciation and amortization	0.8	0.3	0.1	2.0	3.2
Operating expenses	251.4	75.1	17.6	33.3	377.4
Operating income (loss)	$43.5	$28.3	$1.4	$(33.3)	$39.9

	For the Three-Month Period Ended September 30, 2017
	Home Health	Hospice	Personal Care	Other	Total
Net service revenue	$264.1	$95.9	$13.7	$—	$373.7
Cost of service, excluding depreciation and amortization	168.3	48.4	10.6	—	227.3
General and administrative expenses	70.8	19.0	3.1	25.9	118.8
Depreciation and amortization	0.9	0.2	—	3.1	4.2
Operating expenses	240.0	67.6	13.7	29.0	350.3
Operating income (loss)	$24.1	$28.3	$—	$(29.0)	$23.4

	For the Nine-Month Period Ended September 30, 2018
	Home Health	Hospice	Personal Care	Other	Total
Net service revenue	$870.5	$302.1	$55.6	$—	$1,228.2
Cost of service, excluding depreciation and amortization	532.7	155.2	42.7	—	730.6
General and administrative expenses	205.2	61.7	9.5	92.6	369.0
Depreciation and amortization	2.4	0.8	0.2	6.5	9.9
Operating expenses	740.3	217.7	52.4	99.1	1,109.5
Operating income (loss)	$130.2	$84.4	$3.2	$(99.1)	$118.7

	For the Nine-Month Period Ended September 30, 2017
	Home Health	Hospice	Personal Care	Other	Total
Net service revenue	$802.0	$269.8	$41.5	$—	$1,113.3
Cost of service, excluding depreciation and amortization	496.1	136.7	31.3	—	664.1
General and administrative expenses	207.8	56.2	9.2	85.4	358.6
Depreciation and amortization	2.7	0.7	0.1	9.6	13.1
Securities Class Action Lawsuit settlement, net	—	—	—	28.7	28.7
Operating expenses	706.6	193.6	40.6	123.7	1,064.5
Operating income (loss)	$95.4	$76.2	$0.9	$(123.7)	$48.8

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
8. SUBSEQUENT EVENTS
On October 1, 2018, we acquired certain personal care operations from Bring Care Home in Massachusetts for a purchase price of $5.8 million.
On October 9, 2018, we signed a definitive agreement to acquire Compassionate Care Hospice, a national hospice care provider headquartered in New Jersey, for a purchase price of $340 million, which is inclusive of $50 million in payments related to a tax asset and working capital. The acquisition is expected to close by February 1, 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition for the three and nine-month periods ended September 30, 2018. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included herein, and the consolidated financial statements and notes and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission (“SEC”) on February 28, 2018 (the “Form 10-K”), which are incorporated herein by this reference. Historical results that appear in the condensed consolidated financial statements should not be interpreted as being indicative of future operations.
Unless otherwise provided, “Amedisys,” “we,” “our,” and the “Company” refer to Amedisys, Inc. and our consolidated subsidiaries.
Overview
We are a provider of high-quality in-home healthcare and related services to the chronic, co-morbid, aging American population, with approximately 73% and 74% of our revenue derived from Medicare for the three and nine-month periods ended September 30, 2018, respectively, and approximately 76% of our revenue derived from Medicare for the three and nine-month periods ended September 30, 2017.
Our operations involve servicing patients through our three reportable business segments: home health, hospice and personal care. Our home health segment delivers a wide range of services in the homes of individuals who may be recovering from an illness, injury or surgery. Our hospice segment provides care that is designed to provide comfort and support for those who are facing a terminal illness. Our personal care segment provides patients with assistance with the essential activities of daily living. As of September 30, 2018, we owned and operated 323 Medicare-certified home health care centers, 83 Medicare-certified hospice care centers and 15 personal-care care centers in 34 states within the United States and the District of Columbia.
Owned and Operated Care Centers (Includes Unconsolidated Joint Ventures)

	Home Health	Hospice	Personal Care
As of December 31, 2017	323	83	15
Acquisitions/Startups	1	—	1
Closed/Consolidated	(1)	—	(1)
As of September 30, 2018	323	83	15
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
Payment
On August 6, 2018, the Centers for Medicare and Medicaid Services ("CMS") issued a final rule to update hospice payment rates and the wage index for fiscal year 2019. CMS estimates hospices serving Medicare beneficiaries would see an estimated 1.8% increase in payments. This increase is the result of a 2.9% market basket adjustment less a 0.8% productivity adjustment, less 0.3% as required under the Patient Protection and Affordable Health Care Act and the Health Care and Education Reconciliation Act (collectively, "PPACA"). CMS also increased the aggregate cap amount by 1.8% to $29,205.44. We expect our impact of the 2019 final rule to be in line with that of the hospice industry.

In July 2018, CMS issued proposed payment changes for Medicare home health providers for 2019 and 2020. For 2019, CMS estimates that the net impact of the payment provisions of the proposed changes will result in an increase of 2.1% in reimbursement to home health providers. This increase is the result of a 2.8% market basket increase less a 0.7% productivity adjustment. Additionally, the proposed rule includes changes to the home health prospective payment system ("HHPPS") case-mix adjustment methodology through the use of a new Patient-Driven Grouping Model ("PDGM") for home health payments. This change is proposed to be implemented January 1, 2020 and also includes a change in the unit of payment from 60-day episodes of care to

30-day periods of care and eliminates the use of therapy visits in the determination of payments. While the proposed rule is to be implemented in a budget neutral manner to the industry, the ultimate impact will vary by provider based on factors including patient mix and admission source. Additionally, in arriving at the calculation of a rate that is budget neutral, CMS has made assumptions about behavioral changes. We are currently evaluating the proposed rule's impact on our home health operations.
Acquisitions
On March 1, 2018, we acquired the assets of Christian Care at Home which provides home health services to the state of Kentucky.
On May 1, 2018, we acquired the assets of East Tennessee Personal Care Services which provides personal care services to the state of Tennessee.
On October 1, 2018, we acquired certain personal care operations from Bring Care Home in Massachusetts.
On October 9, 2018, we signed a definitive agreement to acquire Compassionate Care Hospice, a national hospice care provider headquartered in New Jersey. The acquisition is expected to close by February 1, 2019.
Results of Operations
Three-Month Period Ended September 30, 2018 Compared to the Three-Month Period Ended September 30, 2017
Consolidated
The following table summarizes our consolidated results of operations (amounts in millions):

	For the Three- Month Periods Ended September 30,
	2018	2017
Net service revenue	$417.3	$373.7
Gross margin, excluding depreciation and amortization	167.6	146.4
% of revenue	40.2%	39.2%
Other operating expenses	127.7	123.0
% of revenue	30.6%	32.9%
Operating income	39.9	23.4
Total other income, net	1.5	0.7
Income tax expense	(9.8)	(9.4)
Effective income tax rate	23.7%	39.0%
Net income	31.6	14.7
Net income attributable to noncontrolling interests	(0.2)	(0.1)
Net income attributable to Amedisys, Inc.	$31.4	$14.6
Overall, our operating income increased $16 million on a revenue increase of $44 million driven by growth within all three of our segments. Our 2017 operating results were negatively impacted $9 million; these impacts included a $7 million reduction in revenue as a result of the Florida ZPIC audit (see Note 5 - Commitments and Contingencies to our condensed consolidated financial statements for additional information regarding this matter) and approximately $2 million in severance costs related to our home health closures and restructuring plan. Excluding the 2017 revenue reduction, our gross margin as a percentage of revenue remained flat despite a net reduction of $1 million in net service revenue and gross margin due to the impact of the 2018 changes in reimbursement and planned wage increases that became effective during the three-month period ended September 30, 2018. Our home health segment continues to see improvement in clinician productivity which positively impacted our gross margin. We also continue to remain focused on costs as our other operating expenses as a percentage of revenue declined significantly from prior year.
Our income tax expense as a percentage of our income before income taxes decreased due to the enactment of H.R. 1 (Tax Cuts and Jobs Act) on December 22, 2017.

Home Health Segment
The following table summarizes our home health segment results of operations:

	For the Three- Month Periods Ended September 30,
	2018	2017
Financial Information (in millions):
Medicare	$208.0	$191.4
Non-Medicare	86.9	72.7
Net service revenue	294.9	264.1
Cost of service	181.8	168.3
Gross margin	113.1	95.8
Other operating expenses	69.6	71.7
Operating income	$43.5	$24.1

Same Store Growth (1):
Medicare revenue	10%	(7%)
Non-Medicare revenue	20%	18%
Total admissions	4%	1%
Total volume (2)	6%	5%
Total Episodic admissions (3)	3%	1%
Total Episodic volume (4)	5%	3%
Key Statistical Data - Total (5):
Medicare:
Admissions	46,371	46,823
Recertifications	28,551	26,996
Total volume	74,922	73,819
Completed episodes	73,114	71,454
Visits	1,301,090	1,259,156
Average revenue per completed episode (6)	$2,855	$2,820
Visits per completed episode (7)	17.6	17.4
Non-Medicare:
Admissions	29,325	26,686
Recertifications	14,539	12,263
Total volume	43,864	38,949
Visits	698,181	592,742
Total (5):
Visiting Clinician Cost per Visit	$82.78	$82.53
Clinical Manager Cost per Visit	8.18	8.30
Total Cost per Visit	$90.96	$90.83
Visits	1,999,271	1,851,898

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
Operating Results
Overall, our operating income increased $19 million on a $31 million increase in net service revenue. The $19 million increase includes the $7 million reduction in revenue related to the Florida ZPIC audit in 2017 (see Note 5 - Commitments and Contingencies to our condensed consolidated financial statements for additional information regarding this matter). Our growth in volumes and increases in clinician productivity positively impacted our gross margin as a percentage of revenue which increased despite the 2018 change in reimbursement and planned wage increases that became effective during the three-month period ended September 30, 2018. The impact of the 2018 change in reimbursement was a reduction in net service revenue and gross margin of approximately $2 million.
Net Service Revenue
Our revenue increased $31 million on a 6% increase in total volumes which is inclusive of a 5% increase in episodic volumes. The volume growth was driven by a 4% increase in admissions and a 120 basis point increase in our Medicare recertification rate. In addition to the increase in volumes, our revenue per episode is up approximately $35 per episode as a result of an increase in the acuity level of our patients which offset the 70 basis point reimbursement reduction effective January 1, 2018. The increase in revenue for the three-month period ended September 30, 2018 was also positively impacted by a $9 million reduction in our revenue price concessions which is inclusive of the $7 million reduction in revenue related to the Florida ZPIC audit during the three-month period ended September 30, 2017.
Cost of Service, Excluding Depreciation and Amortization
Our cost per visit consists of costs associated with direct clinician care in the homes of our patients as well as the cost of clinical managers who monitor the overall delivery of care. Our cost of service increased 8% on an 8% increase in total visits. Our increase in total visits was driven by growth in volumes as well as an increase in visits per completed episode which is the result of an increase in the acuity level of our patients. Our cost per visit remained relatively flat as an increase in clinician productivity offset planned wage increases.
Other Operating Expenses
Other operating expenses decreased approximately $2 million primarily due to a decrease in salaries and benefits expense as 2017 operating expenses included approximately $2 million in severance costs related to our home health restructuring plan.

Hospice Segment
The following table summarizes our hospice segment results of operations:

	For the Three- Month Periods Ended September 30,
	2018	2017
Financial Information (in millions):
Medicare	$98.0	$91.4
Non-Medicare	5.4	4.5
Net service revenue	103.4	95.9
Cost of service	53.4	48.4
Gross margin	50.0	47.5
Other operating expenses	21.7	19.2
Operating income	$28.3	$28.3
Same Store Growth (1):
Medicare revenue	7%	17%
Non-Medicare revenue	19%	11%
Hospice admissions	8%	7%
Average daily census	11%	14%
Key Statistical Data - Total (2):
Hospice admissions	6,765	6,257
Average daily census	7,768	7,026
Revenue per day, net	$144.71	$148.43
Cost of service per day	$74.72	$74.96
Average discharge length of stay	101	95

(1)
Same store information represents the percent increase (decrease) in our Medicare and Non-Medicare revenue, Hospice admissions or average daily census for the period as a percent of the Medicare and Non-Medicare revenue, Hospice admissions or average daily census of the prior period.

(2)	Total includes acquisitions.
Operating Results
Overall, our operating income remained flat on an $8 million increase in net service revenue. We experienced a decrease in gross margin as a percentage of revenue primarily due to planned wage increases that became effective during the three-month period ended September 30, 2018 and an increase in our estimated price concessions and amounts due back to Medicare for hospice caps.
Net Service Revenue
Our hospice revenue increased $8 million on an 11% increase in our average daily census and a 1% increase in reimbursement effective for services provided from October 1, 2017. We experienced a $3 million increase in our revenue price concessions and cap which negatively impacted our revenue for the three-month period ended September 30, 2018.
Cost of Service, Excluding Depreciation and Amortization
Our hospice cost of service increased $5 million (10%) as the result of an 11% increase in average daily census. Our cost of service per day decreased despite an increase in salary cost per day as a result of planned wage increases that became effective during the three-month period ended September 30, 2018.

Other Operating Expenses
Other operating expenses increased $3 million due to increases in other care center related expenses, primarily salaries and benefits expense and travel and training expense.
Personal Care Segment
The following table summarizes our personal care segment results of operations:

	For the Three- Month Periods Ended September 30,
	2018	2017
Financial Information (in millions):
Medicare	$—	$—
Non-Medicare	19.0	13.7
Net service revenue	19.0	13.7
Cost of service	14.5	10.6
Gross margin	4.5	3.1
Other operating expenses	3.1	3.1
Operating income	$1.4	$—
Key Statistical Data:
Billable hours	810,427	616,036
Clients served	12,380	7,978
Shifts	357,382	281,904
Revenue per hour	$23.40	$22.21
Revenue per shift	$53.06	$48.54
Hours per shift	2.3	2.2
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
Operating income related to our personal care segment increased $1 million on a $5 million increase in net service revenue. The increase in net service revenue includes revenues associated with our acquisitions. Gross margin increased despite the incurrence of additional costs associated with our acquisitions and the newly enacted Employer Medical Assistance Contribution ("EMAC") program that became effective in the state of Massachusetts on January 1, 2018. Other operating expenses remained flat on a 39% increase in net service revenue.
Corporate
The following table summarizes our corporate results of operations:

	For the Three- Month Periods Ended September 30,
	2018	2017
Financial Information (in millions):
Other operating expenses	$31.3	$25.9
Depreciation and amortization	2.0	3.1
Total operating expenses	$33.3	$29.0

Corporate expenses consist of costs relating to our executive management and corporate and administrative support functions, primarily information services, accounting, finance, billing and collections, legal, compliance, risk management, procurement, marketing, clinical administration, training, human resources and administration.
During the three-month period ended September 30, 2018, corporate operating expenses increased $4 million due to increases in salaries and benefits expense, professional fees and travel and training expense which were offset by a decrease in depreciation and amortization.

Nine-Month Period Ended September 30, 2018 Compared to the Nine-Month Period Ended September 30, 2017
Consolidated
The following table summarizes our consolidated results of operations (amounts in millions):

	For the Nine- Month Periods Ended September 30,
	2018	2017
Net service revenue	$1,228.2	$1,113.3
Gross margin, excluding depreciation and amortization	497.6	449.2
% of revenue	40.5%	40.3%
Other operating expenses	378.9	371.7
% of revenue	30.9%	33.4%
Securities Class Action Lawsuit settlement, net	—	28.7
Operating income	118.7	48.8
Total other income (expense), net	3.7	2.9
Income tax expense	(30.0)	(17.3)
Effective income tax rate	24.5%	33.5%
Net income	92.4	34.4
Net income attributable to noncontrolling interests	(0.5)	(0.2)
Net income attributable to Amedisys, Inc.	$91.9	$34.1
Overall, our operating income increased $70 million on a revenue increase of $115 million. Our 2017 operating results were negatively impacted $38 million; these impacts included our Securities Class Action Lawsuit settlement, a $7 million reduction in revenue as a result of the Florida ZPIC audit and approximately $2 million in severance costs related to our home health closures and restructuring plan. Excluding these 2017 impacts, operating income increased $32 million, driven by the improved performance of all three of our segments. In addition, our gross margin as a percentage of revenue was relatively flat despite a net reduction of $2 million in net service revenue and gross margin due to the impact of the 2018 changes in reimbursement and planned wage increases during the three-month period ended September 30, 2018. Our improvement in gross margin was driven by continued growth in our home health and hospice segments and increases in clinical productivity in our home health segment. We continue to maintain cost discipline as our other operating expenses increased only 2% on a 10% increase in net service revenue.
Our income tax expense as a percentage of our income before income taxes decreased due to the enactment of H.R. 1 (Tax Cuts and Jobs Act) on December 22, 2017.

Home Health Segment
The following table summarizes our home health segment results of operations:

	For the Nine- Month Periods Ended September 30,
	2018	2017
Financial Information (in millions):
Medicare	$619.3	$588.4
Non-Medicare	251.2	213.6
Net service revenue	870.5	802.0
Cost of service	532.7	496.1
Gross margin	337.8	305.9
Other operating expenses	207.6	210.5
Operating income	$130.2	$95.4

Same Store Growth (1):
Medicare revenue	7%	(5%)
Non-Medicare revenue	18%	14%
Total admissions	4%	1%
Total volume (2)	7%	3%
Total Episodic admissions (3)	3%	1%
Total Episodic volume (4)	6%	3%
Key Statistical Data - Total (5):
Medicare:
Admissions	142,884	143,711
Recertifications	84,218	78,878
Total volume	227,102	222,589
Completed episodes	220,726	217,190
Visits	3,933,290	3,794,001
Average revenue per completed episode (6)	$2,841	$2,811
Visits per completed episode (7)	17.5	17.3
Non-Medicare:
Admissions	88,485	80,244
Recertifications	40,862	33,949
Total volume	129,347	114,193
Visits	2,049,662	1,727,618
Total (5):
Visiting Clinician Cost per Visit	$81.06	$81.41
Clinical Manager Cost per Visit	7.98	8.42
Total Cost per Visit	$89.04	$89.83
Visits	5,982,952	5,521,619

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
Operating Results
Overall, our operating income increased $35 million on a $69 million increase in net service revenue. The $35 million increase includes the $7 million reduction in revenue related to the Florida ZPIC audit in 2017. Our growth in volumes and increases in clinician productivity positively impacted our gross margin as a percentage of revenue, which increased despite the 2018 changes in reimbursement and planned wage increases that became effective during the three-month period ended September 30, 2018. The impact of the 2018 changes in reimbursement was a reduction in net service revenue and gross margin of approximately $5 million.
Net Service Revenue
Our revenue increased $69 million on a 7% increase in total volumes which is inclusive of a 6% increase in episodic volumes. The volume growth was driven by a 4% increase in admissions and a 190 basis point increase in our Medicare recertification rate. In addition to the increase in volumes, our revenue per episode is up $30 per episode as a result of an increase in the acuity level of our patients which offset the 70 basis point reimbursement reduction effective January 1, 2018. The increase in revenue for the nine-month period ended September 30, 2018 was also positively impacted by a $5 million decrease in our revenue price concessions. Excluding the $7 million reduction in revenue related to the Florida ZPIC audit in 2017, our revenue price concessions increased approximately $2 million during the nine-month period ended September 30, 2018.
Cost of Service, Excluding Depreciation and Amortization
Our cost of service increased 7% on an 8% increase in total visits. Our increase in total visits was driven by growth in volumes as well as an increase in visits per completed episode which is the result of an increase in the acuity level of our patients. Our cost per visit decreased 1% as an increase in clinician productivity offset planned wage increases.
Other Operating Expenses
Other operating expenses decreased approximately $3 million on a 9% increase in net service revenue primarily due to a decrease in salaries and benefits expense as 2017 operating expenses included approximately $2 million in severance costs related to our home health restructuring plan. Additionally, we experienced decreases in professional fees and telecommunications expense which were offset by increases in information technology expense and travel and training expense.

Hospice Segment
The following table summarizes our hospice segment results of operations:

	For the Nine- Month Periods Ended September 30,
	2018	2017
Financial Information (in millions):
Medicare	$286.7	$257.9
Non-Medicare	15.4	11.9
Net service revenue	302.1	269.8
Cost of service	155.2	136.7
Gross margin	146.9	133.1
Other operating expenses	62.5	56.9
Operating income	$84.4	$76.2
Same Store Growth (1):
Medicare revenue	11%	18%
Non-Medicare revenue	28%	(1%)
Hospice admissions	7%	13%
Average daily census	12%	15%
Key Statistical Data - Total (2):
Hospice admissions	20,444	19,010
Average daily census	7,514	6,705
Revenue per day, net	$147.28	$147.43
Cost of service per day	$75.65	$74.78
Average discharge length of stay	98	92

(1)
Same store information represents the percent increase (decrease) in our Medicare and Non-Medicare revenue, Hospice admissions or average daily census for the period as a percent of the Medicare and Non-Medicare revenue, Hospice admissions or average daily census of the prior period.

(2)	Total includes acquisitions.
Operating Results
Overall, our operating income increased $8 million on a $32 million increase in net service revenue. The 12% increase in net service revenue was partially offset by a lower gross margin as a percentage of revenue primarily related to planned wage increases that became effective during the three-month period ended September 30, 2018, an increase in revenue price concessions and amounts due back to Medicare for hospice caps and an increase in other operating expenses.
Net Service Revenue
Our hospice revenue increased $32 million on a 12% increase in our average daily census and a 1% increase in reimbursement effective for services provided from October 1, 2017. We experienced a $3 million increase in our revenue price concessions and cap which negatively impacted our revenue for the nine-month period ended September 30, 2018.
Cost of Service, Excluding Depreciation and Amortization
Our hospice cost of service increased $18 million (14%) as the result of a 12% increase in average daily census. Our cost of service per day increased 1% primarily due to an increase in salary cost per day as a result of planned wage increases that became effective during the three-month period ended September 30, 2018.

Other Operating Expenses
Other operating expenses increased $6 million on a 12% increase in net service revenue. The increase was related to other care center related expenses, primarily salaries and benefits expense, advertising expense, information technology expense, professional fees and travel and training expense as a result of the addition of resources to support census growth.
Personal Care Segment
The following table summarizes our personal care segment results of operations:

	For the Nine- Month Periods Ended September 30,
	2018	2017
Financial Information (in millions):
Medicare	$—	$—
Non-Medicare	55.6	41.5
Net service revenue	55.6	41.5
Cost of service	42.7	31.3
Gross margin	12.9	10.2
Other operating expenses	9.7	9.3
Operating income	$3.2	$0.9
Key Statistical Data:
Billable hours	2,357,608	1,822,653
Clients served	15,731	10,980
Shifts	1,062,422	830,151
Revenue per hour	$23.57	$22.76
Revenue per shift	$52.30	$49.98
Hours per shift	2.2	2.2

Operating income related to our personal care segment increased approximately $2 million on a $14 million increase in net service revenue. The increase in net service revenue includes revenues associated with the acquisitions of Intercity Home Care and East Tennessee Personal Care Services, both of which occurred after September 30, 2017. The segment experienced a decrease in gross margin as a percentage of revenue related to additional costs associated with these acquisitions and the EMAC program that became effective in the state of Massachusetts on January 1, 2018. Other operating expenses remained relatively flat on a 34% increase in net service revenue.
Corporate
The following table summarizes our corporate results of operations:

	For the Nine- Month Periods Ended September 30,
	2018	2017
Financial Information (in millions):
Other operating expenses	$92.6	$85.4
Depreciation and amortization	6.5	9.6
Total operating expenses before Securities Class Action Lawsuit settlement, net	99.1	95.0
Securities Class Action Lawsuit settlement, net	—	28.7
Total operating expenses	$99.1	$123.7

Excluding the Securities Class Action Lawsuit settlement accrual during the nine-month period ended September 30, 2017, corporate operating expenses increased 4% on a 10% increase in net service revenue. Increases in salaries and benefits expense, travel and training expense and a loss on disposal of assets were offset by decreases in personnel costs, telecommunications expense, professional fees and depreciation and amortization.

Liquidity and Capital Resources
Cash Flows
The following table summarizes our cash flows for the periods indicated (amounts in millions):

	For the Nine- Month Periods Ended September 30,
	2018	2017
Cash provided by operating activities	$159.4	$73.5
Cash used in investing activities	(12.6)	(32.9)
Cash used in financing activities	(219.2)	(4.7)
Net (decrease) increase in cash and cash equivalents	(72.4)	35.9
Cash and cash equivalents at beginning of period	86.4	30.2
Cash and cash equivalents at end of period	$14.0	$66.1
Cash provided by operating activities increased $85.9 million during the nine-month period ended September 30, 2018 compared to the nine-month period ended September 30, 2017 primarily due to an increase in our net income and cash collections as compared to 2017. In addition, during 2017, operating cash flows were negatively impacted by $28.7 million related to the Securities Class Action Lawsuit settlement (see Note 5 - Commitments and Contingencies to our condensed consolidated financial statements). For additional information regarding our operating performance and our days revenue outstanding, see “Results of Operations” and “Outstanding Patient Accounts Receivable,” respectively.
Cash used in investing activities decreased $20.3 million during the nine-month period ended September 30, 2018 compared to the nine-month period ended September 30, 2017 primarily due to a decrease in our acquisition activity ($20.1 million) and a decrease in capital expenditures ($3.4 million) offset by an increase in equity method investments ($3.0 million).
Cash used in financing activities increased $214.5 million during the nine-month period ended September 30, 2018 compared to the nine-month period ended September 30, 2017 primarily due to our repurchase of company stock and the repayment of borrowings under our Term Loan and Revolving Credit Facility offset by borrowings under our new Credit Agreement.
Liquidity
Typically, our principal source of liquidity is the collection of our patient accounts receivable, primarily through the Medicare program. In addition to our collection of patient accounts receivable, from time to time, we can and do obtain additional sources of liquidity by the incurrence of additional indebtedness.
During the nine-month period ended September 30, 2018, we spent $5.7 million in capital expenditures as compared to $9.1 million during the nine-month period ended September 30, 2017. Our capital expenditures for 2018 are expected to be approximately $7.0 million to $9.0 million.
As of September 30, 2018, we had $14.0 million in cash and cash equivalents and $458.1 million in availability under our $550.0 million Revolving Credit Facility.
Based on our operating forecasts and our debt service requirements, we believe we will have sufficient liquidity to fund our operations, capital requirements and debt service requirements.
Outstanding Patient Accounts Receivable
Our patient accounts receivable decreased $6.2 million from December 31, 2017 to September 30, 2018. Our cash collection as a percentage of revenue was 104% and 102% for the nine-month periods ended September 30, 2018 and 2017, respectively. Our days revenue outstanding at September 30, 2018 was 40.6 days which is a decrease of 3.4 days from December 31, 2017.

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
The following schedules detail our patient accounts receivable, by payor class, aged based upon initial date of service (amounts in millions, except days revenue outstanding):

	0-90	91-180	181-365	Over 365	Total
At September 30, 2018:
Medicare patient accounts receivable	$93.3	$9.2	$2.6	$1.8	$106.9
Other patient accounts receivable:
Medicaid	14.2	2.4	1.2	(1.4)	16.4
Private	56.7	8.5	4.3	2.2	71.7
Total	$70.9	$10.9	$5.5	$0.8	$88.1
Total patient accounts receivable					$195.0
Days revenue outstanding (1)					40.6
	0-90	91-180	181-365	Over 365	Total
At December 31, 2017:
Medicare patient accounts receivable	$95.9	$16.1	$6.6	$0.6	$119.2
Other patient accounts receivable:
Medicaid	13.8	3.2	1.3	(1.1)	17.2
Private	51.0	7.5	4.1	2.2	64.8
Total	$64.8	$10.7	$5.4	$1.1	$82.0
Total patient accounts receivable					$201.2
Days revenue outstanding (1)					44.0

(1)
Our calculation of days revenue outstanding is derived by dividing our ending patient accounts receivable at September 30, 2018 and December 31, 2017 by our average daily patient revenue for the three-month periods ended September 30, 2018 and December 31, 2017, respectively.

Indebtedness
Credit Agreement
On June 29, 2018, we entered into our Amended and Restated Credit Agreement ("Credit Agreement") that provides for a senior secured revolving credit facility in an initial aggregate principal amount of up to $550.0 million (the “Revolving Credit Facility”). The funds available under the Revolving Credit Facility were used to pay off our existing indebtedness under our prior credit agreement, dated as of August 28, 2015 (the "Prior Credit Agreement"), with a principal balance of $127.5 million.
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
Our weighted average interest rate for our $100.0 million Term Loan, under our Prior Credit Agreement, was 3.2% and 3.0% for the three and nine-month periods ended September 30, 2017, respectively. Our weighted average interest rate for borrowings under our $550.0 million Revolving Credit Facility was 3.6% and 3.8% for the three and nine-month periods ended September 30, 2018, respectively.

As of September 30, 2018, our consolidated leverage ratio was 0.4, our consolidated interest coverage ratio was 57.6 and we are in compliance with our covenants under the Credit Agreement.
As of September 30, 2018, our availability under our $550.0 million Revolving Credit Facility was $458.1 million as we have $57.5 million outstanding in borrowings and $34.4 million outstanding in letters of credit.
See Note 4 - Long Term Obligations to our condensed consolidated financial statements for additional details on our outstanding long-term obligations.
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
Critical Accounting Estimates
See Part II, Item 7 – Critical Accounting Estimates and our consolidated financial statements and related notes in Part II, Item 8 of our 2017 Annual Report on Form 10-K, for accounting policies and related estimates we believe are the most critical to understanding our condensed consolidated financial statements, financial condition and results of operations and which require complex management judgment and assumptions, or involve uncertainties. These critical accounting estimates include revenue recognition, patient accounts receivable, insurance, goodwill and other intangible assets, and income taxes. There have not been any changes to our significant accounting policies or their application since we filed our 2017 Annual Report on Form 10-K except for the changes related to the implementation of Accounting Standards Updates 2014-09 and 2015-14 as disclosed in Note 2 - Summary of Significant Accounting Policies to our condensed consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from fluctuations in interest rates. Our Revolving Credit Facility carries a floating interest rate which is tied to the Eurodollar rate (i.e. LIBOR) and the Prime Rate and therefore, our condensed consolidated statements of operations and our condensed consolidated statements of cash flows are exposed to changes in interest rates. As of September 30, 2018, the total amount of outstanding debt subject to interest rate fluctuations was $57.5 million. A 1.0% interest rate change would cause interest expense to change by approximately $0.6 million annually.
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
In connection with the preparation of this Quarterly Report on Form 10-Q, as of September 30, 2018, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.
Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2018, the end of the period covered by this Quarterly Report.
Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have occurred during the quarter ended September 30, 2018, that have materially impacted, or are reasonably likely to materially impact, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and, based on an evaluation of our controls and procedures, our principal executive officer and our principal financial officer concluded our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2018, the end of the period covered by this Quarterly Report.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides the information with respect to purchases made by us of shares of our common stock during each of the months during the three-month period ended September 30, 2018:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
July 1, 2018 to July 31, 2018	24,094		$94.97	—	$—
August 1, 2018 to August 31, 2018	—		—	—	—
September 1, 2018 to September 30, 2018	2,457		122.22	—	—
	26,551	(1)	$97.50	—	$—

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

†2.1
Stock Purchase Agreement, dated as of October 9, 2018, by and among Milton Heching, the Heching 2012 Exempt Irrevocable Trust, Amedisys Hospice, L.L.C., Compassionate Care Hospice Group, Inc., and solely for purposes of Sections 3.4, 4.3(a), 4.15 and Article VIII thereof, Amedisys, Inc. (Schedules and other similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules and attachments upon request by the SEC.)

3.1	Composite of Certificate of Incorporation of the Company inclusive of all amendments through June 14, 2007	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	0-24260	3.1

3.2	Composite of By-Laws of the Company inclusive of all amendments through April 20, 2016	The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016	0-24260	3.2

*†10.1	Amendment to the Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan, dated September 25, 2018

*†10.2	Amedment to the Amedisys, Inc. 2018 Omnibus Incentive Compensation Plan, dated September 25, 2018

*10.3	Amended and Restated Employment Agreement, dated as of September 27, 2018, by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Paul B. Kusserow	The Company's Current Report on Form 8-K filed on October 3, 2018	0-24260	10.1

†31.1	Certification of Paul B. Kusserow, President and Chief Executive Officer (principal executive officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2	Certification of Scott G. Ginn, Chief Financial Officer (principal financial officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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
Date: October 30, 2018