Form 10-K
period 2018-12-31
AMEDISYS INC
filed 2019-02-28
CIK 896262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2018
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the last sale price as quoted by the NASDAQ Global Select Market on June 29, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter) was $2.3 billion. For purposes of this determination shares beneficially owned by executive officers, directors and ten percent stockholders have been excluded, which does not constitute a determination that such persons are affiliates.
As of February 22, 2019, the registrant had 32,010,292 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2019 Annual Meeting of Stockholders (the “2019 Proxy Statement”) to be filed pursuant to the Securities Exchange Act of 1934 with the Securities and Exchange Commission within 120 days of December 31, 2018 are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

SPECIAL CAUTION CONCERNING FORWARD-LOOKING STATEMENTS
When included in this Annual Report on Form 10-K, or in other documents that we file with the Securities and Exchange Commission (“SEC”) or in statements made by or on behalf of the Company, words like “believes,” “belief,” “expects,” “plans,” “anticipates,” “intends,” “projects,” “estimates,” “may,” “might,” “would,” “should” and similar expressions are intended to identify forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a variety of risks and uncertainties that could cause actual results to differ materially from those described therein. These risks and uncertainties include, but are not limited to the following: changes in or our failure to comply with existing federal and state laws or regulations or the inability to comply with new government regulations on a timely basis, changes in Medicare and other medical payment levels, our ability to open care centers, acquire additional care centers and integrate and operate these care centers effectively, competition in the healthcare industry, changes in the case mix of patients and payment methodologies, changes in estimates and judgments associated with critical accounting policies, our ability to maintain or establish new patient referral sources, our ability to consistently provide high-quality care, our ability to attract and retain qualified personnel, changes in payments and covered services by federal and state governments, future cost containment initiatives undertaken by third-party payors, our access to financing, our ability to meet debt service requirements and comply with covenants in debt agreements, business disruptions due to natural disasters or acts of terrorism, our ability to integrate, manage and keep our information systems secure, our ability to comply with the requirements stipulated in our corporate integrity agreement, our ability to realize the anticipated benefits of the acquisition of Compassionate Care Hospice, changes in law or developments with respect to any litigation relating to the Company, including various other matters, many of which are beyond our control, and such other factors as discussed throughout Part I, Item 1A. "Risk Factors" of this Annual Report on Form 10-K.
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
Unless otherwise provided, “Amedisys,” “we,” “us,” “our,” and the “Company” refer to Amedisys, Inc. and our consolidated subsidiaries and when we refer to 2018, 2017 and 2016, we mean the twelve month period then ended December 31, unless otherwise provided.
A copy of this Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC, including all exhibits, is available on our internet website at http://www.amedisys.com on the “Investors” page under the “SEC Filings” link.

PART I
ITEM 1. BUSINESS
Overview
Amedisys, Inc. is a leading healthcare services company focused on providing care in the home. Our operations involve serving patients across the United States through our three operating divisions: home health, hospice and personal care. We deliver clinically distinct care that best suits our patients' needs, whether that is home-based recovery and rehabilitation after an operation or injury, care that empowers patients to manage a chronic disease, hospice care at the end of life, or providing assistance with daily activities through our personal care division.
We are among the largest, pure play providers of home health and hospice care in the United States, with 472 care centers in 38 states within the United States and the District of Columbia. Our 21,000 employees deliver the highest quality care making more than ten million visits to more than 376,000 patients annually. Over 3,000 hospitals and 65,000 physicians nationwide have chosen us as a partner in post-acute care.
Due to the age demographics of our patient base, our services are primarily paid for by Medicare which has represented approximately 73% to 79% of our net service revenue over the last three years. We also remain focused on maintaining a profitable and strategically important managed care contract portfolio.
Amedisys is headquartered in Baton Rouge, Louisiana, with an executive office in Nashville, Tennessee. Our common stock is currently traded on the NASDAQ Global Select Market under the trading symbol “AMED.” Founded and incorporated in Louisiana in 1982, Amedisys was reincorporated as a Delaware corporation prior to becoming a publicly traded company in August 1994.
Our strategy is to become the best choice for care wherever our patients call home. We accomplish this by providing clinically distinct care, being the employer of choice and delivering operational excellence and efficiency, which when combined, drive growth. Our mission is to provide best-in-class home health, hospice and personal care services allowing our patients to maintain a sense of independence, quality of life and dignity while delivering industry leading outcomes. We believe that our unwavering dedication to clinical quality and constant focus on both our patients and our employees differentiates us from our competitors.
Our Home Health Segment:
Amedisys Home Health provides compassionate healthcare to help our patients recover from surgery or illness, live with chronic diseases, and prevent avoidable hospital readmissions. Our home health footprint includes 323 care centers located in 34 states within the United States and the District of Columbia. Within these care centers, we deploy our care teams which include skilled nurses who are trained, licensed and certified to administer medications, care for wounds, monitor vital signs and provide a wide range of other nursing services; rehabilitation therapists specialized in physical, speech and occupational therapy; and social workers and aides who assist our patients with completing important personal tasks.
We take an empowering approach to helping our patients and their families understand their medical conditions, how to manage them and how to maximize the quality of their lives while living with a chronic disease or other health condition. Our clinicians are trained to understand the whole patient – not just their medical diagnosis.
This commitment to clinical distinction is most evident in our clinical quality measures such as Star Ratings. In the Center for Medicare and Medicaid Services (“CMS”) reports for the January 2019 release, the Quality of Patient Care star average across all Amedisys providers is 4.40 with 94% of our providers at 4+ stars and 69 care centers rated at 5+ stars. Our Patient Satisfaction average as of the last known release was 3.96, outperforming the industry average of 3.70. Our goal is to have all care centers achieve a 4.0 Quality Star Rating, and we are implementing targeted action plans to continue to improve the quality of care we deliver for our patients and further our culture of quality.
Our Hospice Segment:
Hospice care is designed to provide comfort and support for those who are dealing with a terminal illness. It is a benevolent form of care that promotes dignity and affirms quality of life for the patient, family members and other loved ones. Individuals with a terminal illness such as heart disease, pulmonary disease, Alzheimer’s, HIV/AIDS or cancer may be eligible for hospice care, if they have a life expectancy of six months or less.
We operate 84 hospice care centers in 22 states within the United States. Within these care centers, we deploy our care teams which include nurse practitioners and other skilled nurses, social workers, aides, bereavement counselors and chaplains.

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
By working to accept every eligible patient who seeks end-of-life care, we fulfill our hospice mission and strengthen our standing in the community.
On February 1, 2019, we acquired Compassionate Care Hospice ("CCH"), a hospice provider headquartered in Parsippany, New Jersey with 2,300 employees and 53 locations nationwide. With this acquisition, Amedisys now cares for more than 11,000 hospice patients daily with 137 hospice care centers in 33 states, making us the third largest hospice provider in America.
Our Personal Care Segment:
On March 1, 2016, Amedisys acquired its first personal care company – an important step in executing our strategy of improving the continuity of care our patients receive as their clinical needs change. We continued our strategy to expand our personal care segment in 2017 and 2018 as we completed four additional acquisitions and currently operate 10 personal-care care centers in Massachusetts and one personal-care care center in both Florida and Tennessee. We are continually looking to expand our personal care footprint to states where we have a strong home health and hospice presence.
Personal care provides assistance with the essential activities of daily living. We believe that personal care services are highly synergistic with our core skilled home health and hospice businesses, and that by acquiring these capabilities we will be able to provide our patients and payor partners with a true continuum of care.
Responding to the Changing Regulatory and Reimbursement Environment:
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
Acquisitions:
On March 1, 2018, we acquired the assets of Christian Care at Home for a total purchase price of $2.3 million. Christian Care at Home provided home health services to the state of Kentucky.
On May 1, 2018, we acquired the assets of East Tennessee Personal Care Services for a total purchase price of $2.0 million. East Tennessee Personal Care Services owned and operated one personal-care care center servicing the state of Tennessee.
On October 1, 2018, we acquired the assets of Bring Care Home, a personal care provider which serviced the state of Massachusetts for a total purchase price of $5.7 million.
On February 1, 2019, we acquired 100% of the ownership interests in Compassionate Care Hospice, a nationwide hospice provider headquartered in Parsippany, New Jersey, for a purchase price of $340 million, which is inclusive of approximately $50 million in payments related to a tax asset and working capital.
Financial Information:
Financial information for our home health, hospice and personal care segments can be found in our consolidated financial statements included in this Annual Report on Form 10-K.
Our Employees
As of February 22, 2019, we employed approximately 21,000 employees, consisting of approximately 11,000 home health care employees, 6,000 hospice care employees, 3,000 personal care employees and 1,000 corporate and divisional support employees.

Payment for Our Services
Home Health Medicare
The Medicare home health benefit is available both for patients who need home care following discharge from a hospital and patients who suffer from chronic conditions that require ongoing, but intermittent, care.
As a condition of participation under Medicare, beneficiaries must be homebound (meaning that the beneficiary is unable to leave his/her home without a considerable and taxing effort), require intermittent skilled nursing, physical therapy or speech therapy services, and receive treatment under a plan of care established and periodically reviewed by a physician.
Medicare payment rates are based on the severity of the patient’s condition, his or her service needs and other factors relating to the cost of providing services and supplies, bundled into 60-day episodes of care. An episode starts with the first day a billable visit is performed and ends 60 days later or upon discharge, if earlier. If a patient is still in treatment on the 60th day, a recertification assessment is undertaken to determine whether the patient needs additional care. If the patient’s physician determines that further care is necessary, another episode begins on the 61st day (regardless of whether a billable visit is rendered on that day) and ends 60 days later. The first day of a consecutive episode, therefore, is not necessarily the new episode’s first billable visit.
Annually, the Medicare program base episodic rates are set through federal legislation, as follows:

Period	Base Episode Payment
January 1, 2016 through December 31, 2016	$2,965
January 1, 2017 through December 31, 2017	$2,990
January 1, 2018 through December 31, 2018	$3,040
January 1, 2019 through December 31, 2019	$3,154
Medicare payments may be adjusted up or down as a result of one or more of the following: (a) an outlier payment if a patient’s care was unusually costly (capped at 10% of total reimbursement per provider number); (b) a low utilization payment adjustment (“LUPA”) if the number of visits during the episode was four or fewer; (c) a partial payment if a patient transferred to another provider or we admitted a patient transferring from another provider before an episode was complete; (d) a payment adjustment based upon the level of therapy services required (with various incremental adjustments made for additional visits, with larger payment increases associated with the sixth, fourteenth and twentieth visit thresholds); (e) the number of episodes of care provided to a patient, regardless of whether the same home health provider provided care for the entire series of episodes; (f) changes in the base episode payments established by the Medicare program and (g) adjustments to the base episode payments for case mix and geographic wages.
CMS issued a final rule that updates the Medicare Home Health Prospective Payment System ("HHPPS") rates and wage index for calendar year ("CY") 2019. The final rule results in a 2.2 percent increase ($420 million) in payments to Home Health agencies ("HHA") in CY 2019. In addition, the most recent regulation from CMS finalizes the implementation of an alternative case-mix adjustment methodology, the Patient Drive Groupings Model ("PDGM"). The PDGM will be implemented in a budget neutral manner on January 1, 2020. See "Home Health Payment Reform" below for additional information on the most recent regulation from CMS.
As a Medicare provider, we are subject to periodic audits by the Medicare program, and that program has various rights and remedies against us if they assert that we have overcharged the program or failed to comply with program requirements. Home Health providers are subject to pre- and post-payment reviews for compliance with Medicare coverage guidelines and medical necessity. Adjustments on this basis may include individual claims adjustments or overpayment determinations based on an extrapolated sample of claims. Medical necessity reviews evaluate whether services are clinically appropriate in terms of frequency, type, extent, site and duration. Technical billing and documentation reviews focus on documentation of services. Medicare and other payors may reject or deny claims for payment if the underlying paperwork does not support the medical necessity of services or fails to establish satisfaction of a coverage rule; such as if a provider is unable to perform periodic therapy assessments required by coverage criteria or cannot provide appropriate billing documentation, acceptable physician authorizations or face-to-face meeting documentation.
Medicare can reopen previously filed and reviewed claims and require us to repay any overcharges, as well as make deductions from future amounts due to us. In the ordinary course of business, we appeal the Medicare and Medicaid program's denial of costs claimed to seek recovery of those denied costs.

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
Hospice Medicare
The Medicare hospice benefit is available when a physician and specific clinical findings support a diagnosis of a terminal condition where the patient has a terminal timeline of six months or less. Hospice care is evaluated in benefit periods; two 90-day benefit periods followed by an unlimited number of 60-day benefit periods. Payments are based on daily rates for each day a beneficiary is enrolled in the hospice benefit. The daily payment rates are intended to cover costs that hospices incur in furnishing services identified in patients' care plans, based on specific levels of care. Payments are adjusted by a wage index to reflect health care labor costs across the country and are established annually through federal legislation. Payments are made according to a fee schedule that has four different levels of care: routine home care, continuous home care, inpatient respite care and general inpatient care.
Medicare payment is provided for two separate payment rates for routine care: payments for the first 60 days of care and care beyond 60 days. In addition to the two routine rates, on January 1, 2016, Medicare also began reimbursing for a service intensity add-on (“SIA”). The SIA is based on visits made in the last seven days of life by a registered nurse (“RN”) or medical social worker (“MSW”) for patients in a routine level of care.
Adjustments for medical necessity and technical billing requirements may be made to Medicare revenue based on the same claims processing or medical necessity reviews described above for Home Health services when we find we are unable to obtain appropriate billing documentation, authorizations or face-to-face documentation and other reasons unrelated to credit risk.
Two caps limit the amount and cost of care that any individual hospice provider number provides in a single year. Generally, each hospice care center has its own provider number. However, where we have created branch care centers to help our parent care centers serve a geographic location, the parent and branch have the same provider number.

•
Inpatient Cap - One cap limits the number of days of inpatient care an agency may provide to not more than 20 percent of its total patient care days. The daily Medicare payment rate for any inpatient days of service that exceed the cap is set at the routine home care rate, and the provider is required to reimburse Medicare for any amounts it receives in excess of the cap.

•
Overall Payment Cap - The other cap is an absolute dollar limit on the average annual payment per beneficiary a hospice agency can receive. This cap is calculated by the Medicare fiscal intermediary at the end of each hospice cap period to determine the maximum allowable payments per provider number. We estimate our potential cap exposure using information available for both inpatient day limits as well as per beneficiary cap amounts. The total cap amount for each provider is calculated by multiplying the number of beneficiaries electing hospice care during the period by a statutory amount that is indexed for inflation.

Payment rates for hospice care, the hospice cap amount, and the hospice wage index are updated annually according to Section 1814(i)(1)(C)(ii)(VII) of the Social Security Act, which requires CMS to use the inpatient hospital market basket, adjusted for multifactor productivity (MFP) and other adjustments as specified in the Social Security Act, to determine the hospice payment update percentage. The caps are subject to annual and retroactive adjustments, which can cause providers to be required to reimburse the Medicare program if such caps are exceeded. Our ability to stay within these caps depends on a number of factors, each determined on a provider number basis, including the average length of stay and mix in level of care.
Our revenues are derived in large part from governmental third-party payors. There are budget pressures from government and other payors to control health care costs and to reduce or limit increases in reimbursement rates for health care services. Governmental payment programs are subject to statutory and regulatory changes, retroactive rate adjustments, administrative or executive orders and government funding restrictions, all of which may materially increase or decrease the rate of program payments to us for our services. It is possible that future budget cuts in Medicare and Medicaid may be enacted by Congress and implemented by CMS. Therefore, we cannot assure you that payments from governmental or private payors will remain at levels comparable to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs.

Hospice Non-Medicare
Non-Medicare payors pay at rates that differ from established Medicare rates for hospice services, and are based on separate, negotiated agreements. We bill and are paid by these non-Medicare payors based on such negotiated agreements.
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

•
Coding – Specified international classification of disease ("ICD") diagnosis codes are assigned to each of our patients based on their particular health conditions (such as diabetes, coronary artery disease or congestive heart failure). Because coding regulations are complex and are subject to frequent change, we maintain controls surrounding our coding process. To reduce associated risk of coding failures, we provide coding training and annual update training to clinical managers and provide training during orientation for new employees to ensure accurate information is gathered and provided to our coding team. For home health, we also provide monthly specialized coding education, obtain outside expert coding instruction, have certified clinician coders review all patient outcome and assessment information sets (“OASIS”) and assign the appropriate ICD code. Our electronic medical records system (Homecare Homebase) includes automated home health coding edits based on pre-defined compliance metrics.

•
Clinical Operations – Regulatory requirements allow patients to be eligible for home health care benefits if they are considered homebound and require skilled nursing, physical therapy or speech therapy services. These clinical services may include: educating the patient about their disease, assessment and observation of disease status, delivery of clinical skills such as wound care, administration of injections or intravenous fluids, management and evaluation of a patient’s plan of care, physical therapy services to assist patients with functional limitations and speech therapy services for speech or swallowing disorders. Patients eligible for hospice care are terminally ill (with a life expectancy of six months or less if the illness runs its normal course). Our hospice program provides care and support to our patients and their families with services including physical care, counseling, medication management and needed equipment and supplies for the terminal illness and related condition. To help monitor and promote compliance with regulatory requirements, we provide education on Medicare Guidelines for Coverage and Conditions of Participation, hold recurrent homecare regulatory education, utilize outside expert regulatory services, and have a toll-free hotline to offer additional assistance.

•
Billing – We maintain controls over our billing processes to help promote accurate and complete billing. To promote the accuracy and completeness of our billing, we have annual billing compliance testing; use formalized billing attestations; limit access to billing systems; use automated daily billing operational indicators; and take prompt corrective action with employees who knowingly fail to follow our billing policies and procedures in accordance with a well-publicized “Zero Tolerance Policy.”

•
Patient Recertification – In order to be recertified for an additional episode of care, a patient must continue to meet qualifying criteria and have a continuing medical need. Changes in the patient’s condition may require changes to the patient’s medical regimen or modified care protocols within the episode of care. The patient’s progress towards established goals is evaluated prior to recertification. As with the initial episode of care, a recertification requires orders from the patient’s physician. Before any employee recommends recertification to a physician, we conduct a care center level, multidisciplinary care team conference. Specific tools are used to ensure that the patient continues to meet coverage criteria prior to recertifying.

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
Our home health and hospice subsidiaries are certified by CMS and therefore are subject to the rules and regulations of the Medicare system. Additionally, all of our business lines are likewise subject to federal, state and local laws and regulations dealing with issues such as occupational safety, employment, medical leave, insurance, civil rights, discrimination, building codes, privacy, and recordkeeping. We have set forth below a discussion of the regulations that we believe most significantly affect our home health and hospice businesses.
Licensure, Certificates of Need (CON) and Permits of Approval (POA)
Home health and hospice care centers operate under licenses granted by the health authorities of their respective states. Some states require health care providers (including hospice and home health agencies) to obtain prior state approval for the purchase, construction or expansion of health care locations, capital expenditures exceeding a prescribed amount, or changes in services. For those states that require a CON or POA, the provider must also complete a separate application process establishing a location, and must receive required approvals.
Certain states, including a number in which we operate, carefully restrict new entrants into the market based on demographic and/or demonstrative usage of additional providers. These states limit the entry of new providers or services and the expansion of existing providers or services in their markets through a CON process, which is periodically evaluated and updated as required by applicable state law.
To the extent that we require a CON or other similar approvals to expand our operations, our expansion could be adversely affected by the inability to obtain the necessary approvals, changes in the standards applicable to those approvals, and possible delays and expenses associated with obtaining those approvals.
In every state where required, our care centers possess a license and/or CON or POA issued by the state health authority that determines the local service area for the home health or hospice care centers. Currently, state health authorities in 20 states and the District of Columbia require a CON or, in the State of Arkansas, a POA, in order to establish and operate a home health care center, and state health authorities in 16 states and the District of Columbia require a CON to operate a hospice care center.
We operate home health care centers in the following CON states: Arkansas (POA), California, Georgia, Kentucky, Maryland, Mississippi, Missouri, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, Tennessee, Washington and West Virginia, as well as the District of Columbia. We provide hospice related services in the following CON states: Alabama, Maryland, North Carolina, Rhode Island, Tennessee and West Virginia.
Medicare Participation: Licensing, Certification and Accreditation
All providers are subject to compliance with various federal, state and local statues and regulations in the U.S. and receive periodic inspection by state licensing agencies to review standards of medical care, equipment and safety.
Our care centers must comply with regulations promulgated by the United States Department of Health and Human Services and CMS in order to participate in the Medicare program and receive Medicare payments. Section 1861(o) and 1891 of the SSA, 42 CFR 484.1. et seq., establish the conditions that an HHA must meet in order to participate in the Medicare program. Among other things, these regulations, known as “Conditions of Participation (“COPs”),” relate to the type of facility, its personnel and its standards of medical care, as well as its compliance with state and local laws and regulations.
New COPs, which went into effect on January 13, 2018, focus on the safe delivery of quality care provided to patients and the impact of that care on patient outcomes through the protection and promotion of patients' rights, care planning, delivery and coordination of services, and streamlining of regulatory requirements.
CMS has adopted alternative sanction enforcement options which allow CMS (i) to impose temporary management, direct plans of correction or direct training and (ii) to impose payment suspensions and civil monetary penalties in each case on providers out of compliance with the COPs. CMS has engaged a number of third party contractors, including Recovery Audit Contractors (“RACs”), Program Safeguard Contractors (“PSCs”), Zone Program Integrity Contractors (“ZPICs”), Uniform Program Integrity Contractors ("UPICs") and Medicaid Integrity Contributors (“MICs”), to conduct extensive reviews of claims data and state and Federal Government health care program laws and regulations applicable to healthcare providers. These audits evaluate the appropriateness of billings submitted for payment. In addition to identifying overpayments, audit contractors can refer suspected violations of law to government enforcement authorities.

If we fail to comply with applicable laws and regulations, we could be subjected to liabilities, including criminal penalties, civil penalties (including the loss of our licenses to operate one or more of our businesses) and exclusion of a facility from participation in the Medicare, Medicaid, and other federal and state health care programs. If any of our facilities were to lose its accreditation or otherwise lose its certification under the Medicare and Medicaid programs, the facility may be unable to receive reimbursement from the Medicare and Medicaid programs and other payors. We believe our facilities are in substantial compliance with current applicable federal, state, local and independent review body regulations and standards. The requirements for licensure, certification and accreditation are subject to change and, in order to remain qualified, it may become necessary for us to make changes in our facilities, equipment, personnel and services in the future, which could have a material adverse impact on operations.
Regulations and Other Factors
The healthcare industry is subject to numerous laws, regulations and rules including, among others, those related to government healthcare participation requirements, various licensure and accreditations, reimbursement for patient services, health information privacy and security rules, and Medicare and Medicaid fraud and abuse provisions (including, but not limited to, federal statutes and regulations prohibiting kickbacks and other illegal inducements to potential referral sources, false claims submitted to federal health care programs and self-referrals by physicians).
Providers that are found to have violated any of these laws and regulations may be excluded from participating in government healthcare programs, subjected to significant fines or penalties and/or required to repay amounts received from the government for previously billed patient services. Although we believe our policies, procedures and practices comply with governmental regulations, no assurance can be given that we will not be subjected to additional governmental inquiries or actions, or that we would not be faced with sanctions, fines or penalties if so subjected.
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
Subject to certain exceptions, these laws prohibit any offer, payment, solicitation or receipt of any form of remuneration to induce or reward the referral of business payable under a government health care program or in return for the purchase, lease, order, arranging for, or recommendation of items or services covered under a government health care program. A related law forbids the offer or transfer of anything of value, including certain waivers of co-payment obligations and deductible amounts, to a beneficiary of Medicare or Medicaid that is likely to influence the beneficiary’s selection of health care providers, again, subject to certain exceptions. Violations of the anti-fraud and abuse laws can result in the imposition of substantial civil and criminal penalties and, potentially, exclusion from furnishing services under any government health care program. In addition, the states in which we operate generally have laws that prohibit certain direct or indirect payments or fee-splitting arrangements between health care providers where they are designed to obtain the referral of patients from a particular provider.
Stark Laws
The Social Security Act includes a provision commonly known as the “Stark Law.” This law prohibits physicians from referring Medicare and Medicaid patients to entities with which they or any of their immediate family members have a financial relationship, unless an exception is met. These types of referrals are known as “self-referrals.” Sanctions for violating the Stark Law include civil penalties up to $15,000 for each violation, up to $100,000 for sham arrangements, up to $10,000 for each day an entity fails to report required information and exclusion from the federal health care programs. There are a number of exceptions to the self-referral prohibition, including employment contracts, leases and recruitment agreements that adhere to certain enumerated requirements.
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
We monitor all aspects of our business and have developed a comprehensive ethics and compliance program that is designed to meet or exceed applicable federal guidelines and industry standards. Nonetheless, because the law in this area is complex and constantly evolving, there can be no assurance that federal regulatory authorities will not determine that any of our arrangements with physicians violate the Stark Law.
Federal and State Privacy and Security Laws
The Health Insurance Portability and Accountability Act of 1996, or HIPAA, requires us to comply with standards for the exchange of health information within our company and with third parties, such as payors, business associates and patients. These include standards for common health care transactions, such as: claims information, plan eligibility, payment information and the use of electronic signatures; unique identifiers for providers, employers, health plans and individuals; and security, privacy and enforcement.
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
The American Recovery and Economic Reinvestment Act of 2009 (“ARRA”) increased the amount of civil monetary penalties that can be imposed for violations of HIPAA. ARRA also authorized state attorneys general to bring civil enforcement actions under HIPAA. ARRA also requires that the Department of Health and Human Services ("HHS") promulgate regulations requiring that certain notifications be made to individuals, to HHS and potentially to the media in the event of breaches of the privacy of protected health information.
The Health Information Technology for Economic and Clinical Health (“HITECH”) Act was enacted in conjunction with ARRA. Among other things, the HITECH Act makes business associates of covered entities directly liable for compliance with certain HIPAA requirements, strengthens the limitations on the use and disclosure of protected health information without individual authorizations, and adopts the additional HITECH Act enhancements, including enforcement of noncompliance with HIPAA due to willful neglect. The changes to HIPAA enacted as part of ARRA reflect a Congressional intent that HIPAA’s privacy and security provisions be more strictly enforced. These changes have stimulated increased enforcement activity and enhanced the potential that health care providers will be subject to financial penalties for violations of HIPAA.
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
The False Claims Act
The Federal False Claims Act ("FCA") prohibits false claims or requests for payment for health care services. Under the FCA, the government may penalize any person who knowingly submits, or participates in submitting, claims for payment to the Federal Government which are false or fraudulent, or which contain false or misleading information. Any person who knowingly makes or uses a false record or statement to avoid paying the Federal Government, or knowingly conceals or avoids an obligation to pay money to the Federal Government, may also be subject to fines under the FCA. Under the FCA, the term “person” means an individual, company, or corporation.
The Federal Government has used the FCA to prosecute Medicare and other governmental program fraud in areas such as violations of the Federal anti-kickback statute or the Stark Laws, coding errors, billing for services not provided, and submitting false cost reports. The FCA has also been used to prosecute people or entities that bill services at a higher reimbursement rate than is allowed and that bill for care that is not medically necessary. In addition to government enforcement, the FCA authorizes private citizens to bring qui tam or “whistleblower” lawsuits, greatly extending the practical reach of the FCA. In 2018, the Department of Justice ("DOJ") announced that the FCA penalties would once again be increasing. The minimum per-claim penalty will be set for 2019 at $11,181 to $22,363.
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
In the Patient Protection and Affordable Care Act (discussed in more detail below), Congress enacted requirements related to identifying and returning overpayments made under Medicare and Medicaid. CMS finalized regulations regarding this so-called “60-day rule,” which requires providers to report and return Medicare and Medicaid overpayments within 60 days of identifying the same. A provider who retains identified overpayments beyond 60 days may be liable under the False Claims Act. “Identification” occurs when a person “has, or should have through the exercise of reasonable diligence,” identified and quantified the amount of an overpayment. The final rule also established a six year lookback period, meaning overpayments must be reported and returned if a person identifies the overpayment within six years of the date the overpayment was received. Providers must report and return overpayments even if they did not cause the overpayment.
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
Civil Monetary Penalties
The United States Department of Health and Human Services may impose civil monetary penalties ("CMP") for a variety of civil offenses related to federal health care programs. They may be imposed upon any person or entity who presents, or causes to be presented, certain ineligible claims for medical items or services, for providing improper inducements to beneficiaries to obtain services, for payments to limit services to patients, and for offenses related to relationships with excluded individuals, among other things.
Maximum CMP amounts have been increased significantly as a result of the Bipartisan Budget Act of 2018, which was signed into law on February 9, 2018. The maximum CMP has increased from $55,262 to $100,000 for: (1) knowingly making or causing to be made a false statement, omission or misrepresentation of a material fact in any application, bid, or contract to participate or enroll as a provider or supplier (42 CFR 1003.210(a)(6)), and (2) making or using a false record or statement that is material to a false or fraudulent claim (42 CFR 1003.210(a)(7)).
FDA Regulation
The U.S. Food and Drug Administration (“FDA”) regulates medical device user facilities, which include home health care providers. FDA regulations require user facilities to report patient deaths and serious injuries to the FDA and/or the manufacturer of a device used by the facility if the device may have caused or contributed to the death or serious injury of any patient. FDA regulations also require user facilities to maintain files related to adverse events and to establish and implement appropriate procedures to ensure compliance with the above reporting and recordkeeping requirements. User facilities are subject to FDA inspection, and noncompliance with applicable requirements may result in warning letters or sanctions including civil monetary penalties, injunction, product seizure, criminal fines and/or imprisonment.
Patient Protection and Affordable Care Act
In March 2010, comprehensive health care reform legislation was signed into law in the United States through the passage of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively, “PPACA”). Since the 2016 election, it has been widely discussed that the PPACA will be “repealed and replaced.” PPACA calls for a number of changes to HHA reimbursement, many of which were outlined in the 2019 regulations. These changes are discussed in greater detail below.

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
See discussion of the effects of this law on our operations below.
Pre-Claim Review Demonstration for Home Health Services
On June 8, 2016, CMS announced the implementation of a three year Medicare pre-claim review ("PCR") demonstration for home health services provided to beneficiaries in the states of Illinois, Florida, Texas, Michigan and Massachusetts. The pre-claim review is a process through which a request for provisional affirmation of coverage is submitted for review before a final claim is submitted for payment. On April 1, 2017, CMS paused the PCR Demonstration for Home Health Services while CMS considered a number of changes. CMS revised the demonstration to incorporate more flexibility and choices for providers, as well as risk-based changes to reward providers who show compliance with Medicare home health policies.
On May 31, 2018, CMS issued a notice indicating its intention to re-launch an HHA pre-claim review demonstration project. The original program had drawn criticism that it created significant administrative burdens and reduced access to care. Now called the Review Choice Demonstration for Home Health Services, the revised demonstration will give HHAs in the demonstration states 3 options: pre-claim review of all claims, post-payment review of all claims, or minimal post-payment review with a 25% payment reduction for all home health services. The demonstration initially will apply to HHA providers in Florida, Illinois, North Carolina, Ohio, and Texas, with the option to expand after 5 years to other states in the Medicare Administrative Contractor Jurisdiction M (Palmetto). As of December 2018, CMS is continuing the process for Paperwork Reduction Act (PRA) approval for the restarted program. After PRA approval is received, CMS will provide a start date for home health agencies in Illinois and instructions on the choice selection process. CMS will later provide notice before phasing in the other demonstration states: Ohio, North Carolina, Florida, and Texas.
Home Health Value-Based Purchasing
On January 1, 2016, CMS implemented Home Health Value-Based Purchasing ("HHVBP"). The HHVBP model was designed to give Medicare-certified home health agencies incentives or penalties, through payment bonuses, to give higher quality and more efficient care. HHVBP was rolled out to nine pilot states: Arizona, Florida, Iowa, Maryland, Massachusetts, Nebraska, North Carolina, Tennessee and Washington, seven of which Amedisys currently has home health operations. Bonuses and penalties began in 2018 with the maximum of plus or minus 3% growing to plus or minus 8% by 2022. Payment adjustments are calculated based on performance in 20 measures which include current Quality of Patient Care and Patient Satisfaction star measures, as well as measures based on submission of data to a CMS web portal. The measures used may be subject to modification or change by CMS.
Under the demonstration, agencies with higher performance receive bonuses, while those with lower scores receive lower payments relative to current levels. Agency performance is evaluated against separate improvement and attainment scores, with payment tied to the higher of these two scores. CMS used 2015 as the baseline year for performance, with 2016 as the first year for performance measurement. The first payment adjustment began January 1, 2018, based on 2016 performance data. Between 2018 and 2022, the payment adjustment increases from 3 percent to 8 percent. Based on the CMS published Total Performance Score results, we received a net positive adjustment in 2018 and are anticipating a net positive adjustment in 2019 as well.

Home Health Payment Reform
On February 9, 2018, Congress passed the Bipartisan Budget Act of 2018 ("BBA of 2018"), which funded government operations, set two-year government spending limits and enacted a variety of healthcare related policies. Specific to home health, the BBA of 2018 provides for a targeted extension of the home health rural add-on payment, a reduction of the 2020 market basket update, modification of eligibility documentation requirements and reform to the HHPPS. The HHPPS reform included the following parameters: for home health units of service beginning on January 1, 2020, a 30-day payment system will apply; the transition to the 30-day payment system must be budget neutral; and CMS must conduct at least one Technical Expert Panel during 2018, prior to any notice and comment rulemaking process, related to the design of any new case-mix adjustment model.
The final HHA regulations introduced by CMS (CMS-1689-FC) that updates the Medicare HHPPS and finalizes the implementation of an alternative case-mix adjustment methodology, PDGM, will be implemented on January 1, 2020. The PDGM will adjust payments to home health agencies providing home health services under Medicare Fee-For-Service based on patient characteristics for 30-day periods of care and will also eliminate the use of therapy visits in the determination of payments. While the changes are to be implemented in a budget neutral manner to the industry, the ultimate impact will vary by provider based on factors including patient mix and admission source. Additionally, in arriving at the calculation of a rate that is budget neutral, CMS has made assumptions about behavioral changes which have not yet been finalized.
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
Our net service revenue is primarily derived from Medicare, which accounted for 73%, 76% and 79% of our revenue during 2018, 2017 and 2016, respectively. Payments received from Medicare are subject to changes made through federal legislation. When such changes are implemented, we must also modify our internal billing processes and procedures accordingly, which can require significant time and expense. These changes, as further detailed in Part I, Item 1, “Business: Payment for Our Services,” can include changes to base episode payments and adjustments for home health services, changes to cap limits and per diem rates for hospice services and changes to Medicare eligibility and documentation requirements or changes designed to restrict utilization. Any such changes, including retroactive adjustments, adopted in the future by the Center for Medicare and Medicaid Services (“CMS”) could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.
In April of 2015, Congress passed and President Obama signed the so-called “doc fix” in the form of the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”). This law replaces a long-standing physician reimbursement formula with statutorily prescribed physician payment updates and provisions. MACRA provides for an increase of 3% of the payment amount otherwise made for home health services furnished in rural areas and sets Medicare reimbursements for post-acute care providers to increase by 1.0% in fiscal year 2018.
On February 2, 2016, CMS published a final rule, which is currently in effect, adding new requirements for Medicaid home health services. Among other things, the final rule requires that for the initial ordering of home health services, the physician must document that a face-to-face encounter that is related to the primary reason the beneficiary requires home health services occurred no more than 90 days before or 30 days after the start of services. The final rule also requires that for the initial ordering of certain medical equipment, the physician or authorized non-physician practitioner must document that a face-to-face encounter that is related to the primary reason the beneficiary requires medical equipment occurred no more than six months prior to the start of services. The requirements for face-to-face encounters continue to be one of the most complex issues in the industry and can be the source of claims denials if not fulfilled.
On August 6, 2018, CMS published annual changes in Medicare hospice payment rates. As finalized, CMS estimates hospices will see a 1.8% increase in Medicare payments for fiscal year 2019. This increase is the result of a 2.9% market basket adjustment less a 0.8% productivity adjustment, less 0.3% as required under the Patient Protection and Affordable Health Care Act and the Heath Care and Education Reconciliation Act (collectively, "PPACA"). CMS also increased the aggregate cap amount by 1.8% to $29,205.44. As of December 31, 2018, we expect the impact of the 2019 final rule on us to be in line with that of the hospice industry.
On November 1, 2018, CMS issued a final rule to update and revise Medicare home health reimbursement rates for calendar year 2019. CMS estimated that the net impact of the payment provisions of the final rule will result in an increase of 2.2% in reimbursement to home health providers. This increase is the result of a 3.0% market basket increase less a 0.8% productivity adjustment. As of December 31, 2018, we expect the impact of the 2019 final rule on us to be an increase of 1.2%.
Additionally, CMS proposed changes to the Home Health Prospective Payment System (“HHPPS”) case-mix adjustment methodology through the use of a new Patient-Driven Groupings Model ("PDGM") for home health payments. This change is proposed to be implemented January 1, 2020 and also includes a change in the unit of payment from a 60-day payment period to a 30-day payment period and eliminates the use of therapy visits in the determination of payments. While the proposed changes are to be implemented in a budget neutral manner to the industry, the ultimate impact will vary by provider based on factors including patient mix and admission source. Additionally, in arriving at the calculation of a rate that is budget neutral, CMS has made assumptions about behavioral changes which have not been finalized. The finalization of these assumptions could negatively impact our 2020 rate of reimbursement and have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.
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
Similarly, in the Calendar Year 2015 Home Health Final Rule, CMS proposed to establish a new “Pay-for-Reporting Performance Requirement” with which provider compliance with quality reporting program requirements can be measured. Home health agencies that do not submit quality measure data to CMS are subject to a 2.0% reduction in their annual home health payment update percentage. Home health agencies are required to report prescribed quality assessment data for a minimum of 70.0% of all patients with episodes of care that occur on or after July 1, 2015. This compliance threshold increased by 10.0% in each of two subsequent periods - i.e., for episodes beginning on or after July 1, 2016 and before June 30, 2017, home health agencies must score at least 80%, and for episodes beginning on or after July 1, 2017 and thereafter, the required performance level is at least 90%.
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
Adverse developments in the United States could lead to a reduction in Federal Government expenditures, including governmentally funded programs in which we participate, such as Medicare and Medicaid. In addition, if at any time the Federal Government is not able to meet its debt payments unless the federal debt ceiling is raised, and legislation increasing the debt ceiling is not enacted, the Federal Government may stop or delay making payments on its obligations, including funding for government programs in which we participate, such as Medicare and Medicaid. Failure of the government to make payments under these programs could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. Further, any failure by the United States Congress to complete the federal budget process and fund government operations may result in a Federal Government shutdown, potentially causing us to incur substantial costs without reimbursement under the Medicare program, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. As an example, the failure of the 2011 Joint Select Committee to meet its Deficit Reduction goal resulted in an automatic reduction in Medicare home health and hospice payments of 2% beginning April 1, 2013.
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
As a result of our participation in the Medicare and Medicaid programs, we are subject to various governmental reviews, audits and investigations to verify our compliance with these programs and applicable laws and regulations. We also are subject to audits under various government programs, including the RAC, ZPIC, UPIC, PSC and MIC programs as well as in accordance with the requirements of our CIA, in which third party firms engaged by CMS or by the Company conduct extensive reviews of claims data and medical and other records to identify potential improper payments under the Medicare program. Private pay sources also reserve the right to conduct audits. If billing errors are identified in the sample of reviewed claims, the billing error can be extrapolated to all claims filed which could result in a larger overpayment than originally identified in the sample of reviewed claims. Our costs to respond to and defend reviews, audits and investigations may be significant and could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. Moreover, an adverse review, audit or investigation could result in:

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
The health care industry in the United States is subject to fundamental changes due to ongoing health care reform efforts and related political, economic and regulatory influences. In March 2010, comprehensive health care reform legislation was signed into law in the United States through the passage of PPACA. However, it is difficult to predict the full impact of PPACA due to the law’s complexity and phased-in effective dates, as well as our inability to foresee how CMS and other participants in the health care industry will respond to the choices available to them under the law.
PPACA makes a number of changes to Medicare payment rates and also calls for a rebasing of the home health payment system. These reimbursement changes are described in detail in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations: Overview – Economic and Industry Factors.”
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
Changes in federal laws or regulations may materially adversely impact our ability to acquire care centers or open new start-up care centers. For example, the Social Security Act provides the Secretary with the authority to impose temporary moratoria on the enrollment of new Medicare providers, if deemed necessary to combat fraud, waste or abuse under government programs. While there are no active Medicare moratoria as of January 30, 2019, there can be no assurance that CMS will not adopt a moratorium on new providers in the future.  Additionally, in 2010, CMS implemented and amended a regulation known as the “36 Month Rule” that is applicable to home health care center acquisitions. Subject to certain exceptions, the 36 Month Rule prohibits buyers of certain home health care centers - those that either enrolled in Medicare or underwent a change in majority ownership fewer than 36 months prior to the acquisition - from assuming the Medicare billing privileges of the acquired care center. The 36 Month Rule may restrict bona fide transactions and potentially block new investments in home health agencies.  These changes in federal laws and regulations, and similar future changes, may further increase competition for acquisition targets and could have a material detrimental impact on our acquisition strategy.
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
There are few barriers to entry in home health markets that do not require a CON or POA. Our primary competition comes from local privately-owned and hospital-owned health care providers. We compete based on the availability of personnel; the quality of services; expertise of visiting staff; and in certain instances, on the price of our services. Increased competition in the future may limit our ability to maintain or increase our market share.
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
Our business depends on effective, secure and operational information systems which include systems provided by external contractors and other service providers. Problems with, or the failure of, our technology and systems or any system upgrades or programming changes associated with such technology and systems could have a material adverse effect on data capture, medical documentation, billing, collections, assessment of internal controls and management and reporting capabilities. Any such problems or failures and the costs incurred in correcting any such problems or failures, could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. Further, to the extent our external information technology contractors or other service providers become insolvent or fail to support the software or systems we have licensed from them, our operations could be materially adversely affected.

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
We have installed privacy protection systems and devices on our network and point of care tablets in an attempt to prevent unauthorized access to information in our database. However, our technology may fail to adequately secure the confidential health information and personally identifiable information we maintain in our databases. In such circumstances, we may be held liable to our patients and regulators, which could result in fines, litigation or adverse publicity that could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. Even if we are not held liable, any resulting negative publicity could harm our business and distract the attention of management.
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
One of our strategies is to diversify our payor sources by increasing the business we do with managed care companies, and we strive to put in place favorable contracts with managed care payors. However, we may not be successful in these efforts. Additionally, there is a risk that the favorable managed care contracts that we put in place may be terminated. Managed care contracts typically permit the payor to terminate the contract without cause, on very short notice, typically 60 days, which can provide payors leverage to reduce volume or obtain favorable pricing. Our failure to negotiate and put in place favorable managed care contracts, or our failure to maintain in place favorable managed care contracts, could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.
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
Because we have grown in part through acquisitions, goodwill and other acquired intangible assets represent a substantial portion of our assets. Goodwill was approximately $329.5 million as of December 31, 2018 and if we make additional acquisitions, it is likely that we will record additional goodwill and intangible assets in our consolidated financial statements. We also have long-lived assets consisting of property and equipment and other identifiable intangible assets of $73.6 million as of December 31, 2018, which we review on a periodic basis as well as when events or circumstances indicate that the carrying amount of an asset may not be recoverable. If a determination that a significant impairment in value of our unamortized intangible assets or long-lived assets occurs, such determination could require us to write off a substantial portion of our assets. A write off of these assets could have a material adverse effect on our consolidated financial condition and results of operations.
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
The services we offer involve an inherent risk of professional liability and related substantial damage awards. As of February 22, 2019, we have approximately 21,000 employees (11,000 home health, 6,000 hospice, 3,000 personal care and 1,000 corporate employees). In addition, we employ direct care workers on a contractual basis to support our existing workforce. Due to the nature of our business, we, through our employees and caregivers who provide services on our behalf, may be the subject of medical malpractice claims. A court could find these individuals should be considered our agents, and, as a result, we could be held liable for their acts or omissions. We cannot predict the effect that any claims of this nature, regardless of their ultimate outcome, could have on our business or reputation or on our ability to attract and retain patients and employees. While we maintain malpractice liability coverage that we believe is appropriate given the nature and breadth of our operations, any claims against us in excess of insurance limits, or multiple claims requiring us to pay deductibles, could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.
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
In addition, timing delays in billings and collections may cause working capital shortages. Working capital management, including prompt and diligent billing and collection, is an important factor in achieving our financial results and maintaining liquidity. It is possible that documentation support, system problems, Medicare or other provider issues or industry trends may extend our collection period, which may materially adversely affect our working capital, and our working capital management procedures may not successfully mitigate this risk. CMS's inability to have its systems ready to properly reimburse home health providers under the new PDGM could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.
On May 31, 2018, CMS issued a notice indicating its intention to re-launch a home health agency ("HHA") pre-claim review demonstration project. Now called the Review Choice Demonstration for Home Health Services, the revised demonstration will give HHAs in the demonstration states 3 options: pre-claim review of all claims, post-payment review of all claims, or minimal post-payment review with a 25% payment reduction for all home health services. The demonstration initially will apply to HHA providers in Florida, Illinois, North Carolina, Ohio, and Texas, with the option to expand after 5 years to other states in the Medicare Administrative Contractor Jurisdiction M (Palmetto). As of December 2018, CMS is continuing the process for Paperwork Reduction Act ("PRA") approval for the restarted program. After PRA approval is received, CMS will provide a start date for home health agencies in Illinois and instructions on the choice selection process. CMS will later provide notice before phasing in the other demonstration states: Ohio, North Carolina, Florida, and Texas. Compliance with this process could result in increased administrative costs or delays in reimbursement for home health services in states subject to the demonstration.
Additionally, our hospice operations may experience payment delays. We have experienced payment delays when attempting to collect funds from state Medicaid programs in certain instances. Delays in receiving payments from these programs may also materially adversely affect our working capital.
Changes in units of payment for home health agencies could reduce our Medicare home health reimbursement levels.
As required by the Bipartisan Budget Act of 2018, the PDGM will change the unit of payment for home health agencies from a 60-day episode of care to 30-day periods of care. This change is proposed to be implemented January 1, 2020 in a budget neutral manner. Thus, the move to the PDGM is not supposed to result in lower net reimbursement. However, CMS has made assumptions about behavioral changes which have not been finalized, for example that home health agencies will change their documentation and coding practices and would put the highest paying diagnosis code as the principal diagnosis code in order to have a 30-day period be placed into a higher-paying clinical group. CMS may take into account expected behavioral effects of policy changes related to the implementation of the proposed rule, resulting in lower reimbursement levels in some cases. Accordingly, the implementation of the PDGM could negatively impact our 2020 rate of reimbursement and have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. See Part I, Item 1, “Our Regulatory Environment - Home Health Payment Reform” for additional information on the PDGM.
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
As of December 31, 2018, we had total outstanding indebtedness of approximately $8.6 million. Our level of indebtedness could have a material adverse effect on our business and consolidated financial position, results of operations and cash flows and could impair our ability to fulfill other obligations in several ways, including:

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
Our Debt Agreements also limit our ability to reinvest the net cash proceeds from asset sales or subordinated debt issuances in certain circumstances. For example, in the event we or any of our subsidiaries receive more than $5 million in net cash proceeds from an asset sale, disposition or involuntary disposition, our Debt Agreements require us to prepay our term loan facility and revolving credit facility with all of such net cash proceeds, unless we elect to reinvest the net cash proceeds in fixed or capital assets related to our business.
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
The activities of short sellers could reduce the price or prevent increases in the price of our common stock. “Short sale” is defined as the sale of stock by an investor that the investor does not own. Typically, investors who sell short believe the price of the stock will fall, and anticipate selling shares at a higher price than the purchase price at which they will buy the stock. As of December 31, 2018, investors held a short position of approximately 1.9 million shares of our common stock which represented 6.1% of our outstanding common stock. The anticipated downward pressure on our stock price due to actual or anticipated sales of our stock by some institutions or individuals who engage in short sales of our common stock could cause our stock price to decline.

Sales of substantial amounts of our common stock or the availability of those shares for future sale, could materially impact our stock price and limit our ability to raise capital.
The following table presents information about our outstanding common and preferred stock and our outstanding securities exercisable for or convertible into shares of common stock:

As of December 31, 2018
Common stock outstanding	31,973,505
Preferred stock outstanding	—
Common stock available under 2018 Omnibus Incentive Compensation Plan	2,350,831
Stock options outstanding	833,315
Stock options exercisable	462,845
Non-vested stock outstanding	14,904
Non-vested stock units outstanding	467,077
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our executive office is located in Nashville, Tennessee in a leased property consisting of 25,097 square feet; our corporate headquarters is located in Baton Rouge, Louisiana in a leased property consisting of 85,955 square feet. We believe we have adequate space to accommodate our corporate staff located in these locations for the foreseeable future.
In addition to our executive office and corporate headquarters, we also lease facilities for our home health, hospice and personal-care care centers. Generally, these leases have an initial term of five years with a three year early termination option, but range from one to seven years. Most of these leases also contain an option to extend the lease period. The following table shows the location of our 323 Medicare-certified home health care centers, 84 Medicare-certified hospice care centers and 12 personal-care care centers at December 31, 2018:

State	Home Health	Hospice	Personal Care	State	Home Health	Hospice	Personal Care
Alabama	30	7	—	New Jersey	2	1	—
Arkansas	5	—	—	New York	5	—	—
Arizona	3	1	—	New Hampshire	3	3	—
California	4	—	—	North Carolina	8	6	—
Connecticut	4	1	—	Ohio	1	2	—
Delaware	2	—	—	Oklahoma	6	—	—
Florida	20	—	1	Oregon	3	1	—
Georgia	62	6	—	Pennsylvania	7	6	—
Illinois	3	—	—	Rhode Island	1	2	—
Indiana	5	1	—	South Carolina	20	7	—
Kansas	1	1	—	Tennessee	43	11	1
Kentucky	17	—	—	Texas	1	1	—
Louisiana	10	4	—	Virginia	13	2	—
Massachusetts	5	9	10	Washington	1	—	—
Maine	2	4	—	West Virginia	11	6	—
Maryland	8	2	—	Wisconsin	1	—	—
Mississippi	9	—	—	Washington, D.C.	1	—	—
Missouri	6	—	—	Total	323	84	12

ITEM 3. LEGAL PROCEEDINGS
See Part II, Item 8, Note 9 – Commitments and Contingencies for information concerning our legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Holders
Our common stock trades on the NASDAQ Global Select Market under the trading symbol “AMED.” As of February 22, 2019, there were approximately 510 holders of record of our common stock.
Dividend Policy
We have not declared or paid any cash dividends on our common stock or any other of our securities and do not expect to pay cash dividends for the foreseeable future. We currently intend to retain our future earnings, if any, to fund the development and growth of our business. Future decisions concerning the payment of dividends will depend upon our results of operations, financial condition, capital expenditure plans and debt service requirements, as well as such other factors as our Board of Directors, in its sole discretion, may consider relevant. In addition, our outstanding indebtedness restricts, and we anticipate any additional future indebtedness may restrict, our ability to pay cash dividends; provided, however, that we may pay (i) dividends payable solely in our equity securities and (ii) dividends if (1) no default or event of default under the Credit Agreement shall have occurred and be continuing at the time of such dividend or would result therefrom, (2) we demonstrate that, upon giving pro forma effect to such dividend, our consolidated leverage ratio (as defined in the Credit Agreement) is less than 2.0 to 1.0 and (3) we demonstrate a minimum liquidity of $50 million upon giving effect to such dividend.
Purchases of Equity Securities
The following table provides the information with respect to purchases made by us of shares of our common stock during each of the months during the three-month period ended December 31, 2018:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
October 1, 2018 to October 31, 2018	2,025		$115.10	—	$—
November 1, 2018 to November 30, 2018	—		—	—	—
December 1, 2018 to December 31, 2018	7,379		124.24	—	—
	9,404	(1)	$122.27	—	$—

(1)
Includes shares of common stock surrendered to us by certain employees to satisfy tax withholding obligations in connection with the vesting of non-vested stock previously awarded to such employees under our 2008 Omnibus Incentive Compensation Plan.

Stock Performance Graph
The Performance Graph below compares the cumulative total stockholder return on our common stock, $0.001 par value per share, for the five-year period ended December 31, 2018, with the cumulative total return on the NASDAQ composite index and an industry peer group over the same period (assuming the investment of $100 in our common stock, the NASDAQ composite index and the industry peer group on December 31, 2013 and the reinvestment of dividends). The peer group we selected for 2018 is comprised of: Adus Homecare ("ADUS"), Chemed ("CHE"), Encompass Health ("EHC"), LHC Group, Inc. (“LHCG”) and National Healthcare (“NHC”). The peer group we selected for 2017 is comprised of: LHC Group, Inc. ("LHCG") and Almost Family, Inc. ("AFAM"). The cumulative total stockholder return on the following graph is historical and is not necessarily indicative of future stock price performance. No cash dividends have been paid on our common stock.

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Amedisys, Inc.	$100.00	$200.62	$268.76	$291.39	$360.29	$800.48
NASDAQ Composite	$100.00	$114.62	$122.81	$133.19	$172.11	$165.84
2018 Peer Group	$100.00	$123.58	$137.25	$159.62	$201.35	$259.78
2017 Peer Group	$100.00	$129.70	$188.39	$190.10	$254.78	$390.52
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

ITEM 6. SELECTED FINANCIAL DATA
The selected consolidated financial data presented below is derived from our audited consolidated financial statements for the five-year period ended December 31, 2018, based on our continuing operations. The financial data for the years ended December 31, 2018, 2017 and 2016 should be read together with our consolidated financial statements and related notes included in Item 8, “Financial Statements and Supplementary Data” and the information included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.

	2018	2017 (2)	2016 (3)	2015 (4)	2014 (5)
	(Amounts in thousands, except per share data)
Income Statement Data:
Net service revenue from continuing operations (1)	$1,662,578	$1,511,272	$1,419,261	$1,266,489	$1,188,111
Operating income (loss) from continuing operations	$155,148	$78,524	$57,340	$(9,166)	$24,047
Net income (loss) from continuing operations attributable to Amedisys, Inc.	$119,346	$30,301	$37,261	$(3,021)	$12,992
Net income (loss) from continuing operations attributable to Amedisys, Inc. per basic share	$3.64	$0.90	$1.12	$(0.09)	$0.40
Net income (loss) from continuing operations attributable to Amedisys, Inc. per diluted share	$3.55	$0.88	$1.10	$(0.09)	$0.40

(1)
Net service revenue has been recast to present our retrospective adoption of Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) and ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.

(2)
During 2017, we recorded charges related to the Securities Class Action Lawsuit settlement, net and related legal fees in the amount of $29.8 million ($18.1 million, net of tax). Additionally, we recorded a charge in the amount of $21.4 million as the result of H.R. 1 (Tax Cuts and Jobs Act) enacted on December 22, 2017.

(3)
During 2016, we recorded charges related to Homecare Homebase (“HCHB”) implementation costs in the amount of $8.4 million ($5.1 million, net of tax) and recognized a non-cash charge to write off assets as a result of our conversion to the HCHB platform in the amount of $4.4 million ($2.7 million, net of tax).

(4)
During 2015, we recorded non-cash charges to write off the software costs incurred related to the development of AMS3 Home Health and Hospice in the amount of $75.2 million ($45.5 million, net of tax) and to reduce the carrying value of our corporate headquarters in the amount of $2.1 million ($1.2 million, net of tax).

(5)
During 2014, we recorded charges for relators’ fees and exit and restructuring activity in the amount of $13.9 million ($8.5 million, net of tax) and recognized non-cash other intangibles impairment charges of $3.1 million ($2.0 million, net of tax).

	2018	2017	2016	2015	2014
	(Amounts in thousands)
Balance Sheet Data:
Total assets (1)	$717,118	$813,482	$734,029	$681,715	$666,956
Total debt, including current portion (1)	$7,387	$88,841	$93,029	$96,630	$113,586
Total Amedisys, Inc. stockholders’ equity	$481,582	$515,321	$460,203	$409,568	$397,167
Cash dividends declared per common share	$—	$—	$—	$—	$—

(1)
Total assets and Total debt, including current portion have been recast to present our retrospective adoption of Accounting Standards Update 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition for 2018, 2017 and 2016. This discussion should be read in conjunction with our audited financial statements included in Item 8, “Financial Statements and Supplementary Data” and Part I, Item 1, “Business” of this Annual Report on Form 10-K. The following analysis contains forward-looking statements about our future revenues, operating results and expectations. See “Special Caution Concerning Forward-Looking Statements” for a discussion of the risks, assumptions and uncertainties affecting these statements as well as Part I, Item 1A, “Risk Factors.”
Overview
We are a provider of high-quality in-home healthcare and related services to the chronic, co-morbid, aging American population, with approximately 73%, 76% and 79% of our revenue derived from Medicare for 2018, 2017 and 2016, respectively.
Our operations involve servicing patients through our three reportable business segments: home health, hospice and personal care. Our home health segment delivers a wide range of services in the homes of individuals who may be recovering from an illness, injury or surgery. Our hospice segment provides care that is designed to provide comfort and support for those who are facing a terminal illness. Our personal care segment provides patients assistance with the essential activities of daily living. As of December 31, 2018, we owned and operated 323 Medicare-certified home health care centers, 84 Medicare-certified hospice care centers and 12 personal-care care centers, including unconsolidated joint ventures, in 34 states within the United States and the District of Columbia.
Care Centers Summary (Includes Unconsolidated Joint Ventures)

	Home Health	Hospice	Personal Care
At December 31, 2015	332	81	—
Acquisitions/Start-Ups	1	—	14
Closed/Consolidated	(3)	—	—
At December 31, 2016	330	81	14
Acquisitions/Start-Ups	3	2	7
Closed/Consolidated	(10)	—	(6)
At December 31, 2017	323	83	15
Acquisitions/Start-Ups	1	1	1
Closed/Consolidated	(1)	—	(4)
At December 31, 2018	323	84	12
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
2018 Developments

•	Continued to deliver on our goal of clinical distinction with 94% of our care centers at 4+ Stars in the January 2019 Home Health Compare ("HHC") release.

•	Lowered company voluntary turnover rate to 20%.

•	Expanded home health gross margin as a percentage of revenue by 40 basis points.

•	Signed a definitive agreement to acquire Compassionate Care Hospice, the 8th largest hospice provider in the United States (subsequently closed on February 1, 2019).

•	Invested in Medalogix, a predictive data and analytics company, helping to further optimize our current business and enabling us to work more closely with Medicare Advantage payors.

•
Acquired the assets of Bring Care Home and East Tennessee Personal Care Services, further solidifying our position as the largest personal care provider in Massachusetts and establishing our presence in Tennessee.

•	Increased total revenue 10% and operating income 98%.

•	Exceeded 7,800 in hospice average daily census.
2019 Strategy

•	Continue our commitment to clinical distinction with a goal of all care centers achieving a 4.0 Quality Star Rating.

•	Focus on recruitment and retention of world class employees while fostering a culture of engagement to become the employer of choice in the industry.

•	Continue to reduce voluntary turnover, specifically within our registered nurse ("RN") cohort.

•	Implement pay practice changes and staffing model efficiencies to further drive operational excellence.

•	Invest in the business to prepare ourselves for the Patient-Driven Groupings Model ("PDGM").

•	Continue to build on our industry-leading hospice platform by exploring various growth opportunities including small and large acquisitions and denovos.

•	Partner with innovative companies to drive new payment arrangements and new product offerings for Medicare Advantage payors.

•	Continue to focus on organic growth (denovos) and inorganic expansion in all three segments.
Financial Performance
Results for the year ended December 31, 2018 reflect the results of our focused efforts on operational improvements that began during 2014.
Our home health care centers experienced growth in volumes and increases in clinician productivity which positively impacted our gross margin as a percentage of revenue and led to the segment delivering a $43 million increase in operating income (see "Results of Operations”) despite the impact of the 2018 Centers for Medicare and Medicaid Services ("CMS") rate cut.
Our hospice segment achieved significant growth in admissions and average daily census which helped deliver a $10 million improvement in our operating income over the year ended December 31, 2017 (see “Results of Operations”).
Our personal care segment completed two acquisitions in 2018. These acquisitions contributed less than $1 million in personal care operating income.
Economic and Industry Factors
Our home health, hospice and personal care segments operate in a highly fragmented and highly competitive industry. The degree of competitiveness varies based upon whether our care centers operate in states that require a certificate of need (CON) or permit of approval (POA). In such states, expansion by existing providers or entry into the market by new providers is permitted only where determination is made by state health authorities that a given amount of unmet healthcare need exists. Currently, 65% and 40% of our home health and hospice care centers, respectively, operate in CON/POA states.
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
The CMS Calendar Year 2019 Home Health Final Rule, released in November 2018, provides for the first payment rate increase for home health providers since 2010. Additionally, CMS proposed changes to the Home Health Prospective Payment System ("HHPPS") case-mix adjustment methodology through the use of a new PDGM for home health payments. This change is proposed to be implemented January 1, 2020 and also includes a change in the unit of payment from a 60-day payment period to a 30-day payment period and eliminates the use of therapy visits in the determination of payments. While the proposed changes are to be implemented in a budget neutral manner to the industry, the ultimate impact will vary by provider based on factors including patient mix and admission source. Additionally, in arriving at the calculation of a rate that is budget neutral, CMS has made assumptions about behavioral changes which have not been finalized.

The following payment adjustments are effective for each of the years indicated based on CMS’s final rules:

	Home Health			Hospice
	2019 (1)	2018 (2)	2017	2019 (3)	2018	2017
Market Basket Update	3.0%	1.0%	2.8%	2.9%	1.0%	2.7%
Rebasing	—	—	(2.3)	—	—	—
50/50 Blend of Wage Index	—	—	—	—	—	—
Nominal Case Mix Adjustment	—	(0.9)	(0.9)	—	—	—
PPACA Adjustment	—	—	—	(0.3)	—	(0.3)
Budget Neutrality Adjustment Factor	—	—	—	—	—	—
Productivity Adjustment	(0.8)	—	(0.3)	(0.8)	—	(0.3)
Estimated Industry Impact	2.2%	0.1%	(0.7)%	1.8%	1.0%	2.1%
Estimated Company-Specific Impact (4)	1.2%	(0.7)%	(2.0)%	1.6%	1.0%	2.0%

(1)	Effective for episodes scheduled to be completed on or after January 1, 2019.

(2)	Includes the targeted extension of the home health rural add-on payment from the Bipartisan Budget Act of 2018.

(3)	Effective for services provided from October 1, 2018 to September 30, 2019.

(4)	Our company-specific impact of the final rules differs depending on differences in the wage index and the impact of coding and outlier changes.
As part of the 2016 final rule issued in October 2015, CMS finalized their proposal to implement a Home Health Value-Based Purchasing ("HHVBP") model in nine states that seeks to test whether incentives for better care can improve outcomes in the delivery of home health services. Financial impacts from this change, either positive or negative, began January 1, 2018, and are based on 2016 performance data. Benchmarks for future years are detailed below.

Performance Year	Year Reward/ Penalty Imposed	Maximum Reward/ Penalty
2016	2018	3%
2017	2019	5%
2018	2020	6%
2019	2021	7%
2020	2022	8%
Based on our performance to date, we received approximately $1 million in 2018 and anticipate that we will receive approximately $2 million in 2019 related to HHVBP.
Governmental Inquiries and Investigations and Other Litigation
Corporate Integrity Agreement
In connection with a settlement agreement with the U.S. Department of Justice, on April 23, 2014, we entered into a corporate integrity agreement (“CIA”) with the Office of Inspector General-HHS (“OIG”). The CIA formalizes various aspects of our already existing ethics and compliance programs and contains other requirements designed to help ensure our ongoing compliance with federal health care program requirements. Among other things, the CIA requires us to maintain our existing compliance program, executive compliance committee and compliance committee of the Board of Directors; provide certain compliance training; continue screening new and current employees to ensure they are eligible to participate in federal health care programs; engage an independent review organization to perform certain audits and reviews and prepare certain reports regarding our compliance with federal health care programs, our billing submissions to federal health care programs and our compliance and risk mitigation programs; and provide certain reports and management certifications to the OIG. Additionally, the CIA specifically requires that we report substantial overpayments that we discover we have received from federal health care programs, as well as probable violations of federal health care laws. Upon breach of the CIA, we could become liable for payment of certain stipulated penalties, or could be excluded from participation in federal health care programs. The CIA has a term of five years. We expect the CIA to impact operating expenses by approximately $1 million annually.

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
Florida Zone Program Integrity Contractor Audit
During the three-month period ended September 30, 2017, we received a request for medical records from SafeGuard Services, L.L.C. ("SafeGuard"), a Zone Program Integrity Contractor ("ZPIC") related to services provided by some of the Florida care centers that the Company acquired from Infinity Home Care, L.L.C. The review period covers time periods both before and after our ownership of the care centers which were acquired on December 31, 2015. Subsequent to the request for medical records, we received Requests for Repayment from Palmetto GBA, L.L.C. ("Palmetto") regarding two of these care centers. As a result we recorded a reduction in revenue in our consolidated statement of operations of approximately $7 million during the three-month period ended September 30, 2017.
See Item 8, Note 9 – Commitments and Contingencies to our consolidated financial statements for additional information regarding our CIA, the Subpoena issued by the U.S. Department of Justice, the CIDs issued by the U.S. Department of Justice and the Florida ZPIC audit. No assurances can be given as to the timing or outcome of these items.
Results of Operations
Consolidated
The following table summarizes our consolidated results of operations (amounts in millions):

	For the Years Ended December 31,
	2018	2017	2016
Net service revenue	$1,662.6	$1,511.3	$1,419.3
Gross margin, excluding depreciation and amortization	669.7	607.9	584.8
% of revenue	40.3%	40.2%	41.2%
Other operating expenses	514.6	499.4	523.1
% of revenue	30.9%	33.0%	36.9%
Securities Class Action Lawsuit settlement, net	—	28.7	—
Asset impairment charge	—	1.3	4.4
Operating income	155.1	78.5	57.3
Total other income, net	3.8	2.3	4.2
Income tax expense	(38.8)	(50.1)	(23.9)
Effective income tax rate	24.4%	62.0%	38.9%
Net income	120.1	30.7	37.6
Net income attributable to noncontrolling interests	(0.8)	(0.4)	(0.4)
Net income attributable to Amedisys, Inc.	$119.3	$30.3	$37.3

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017
Overall, our operating income increased $77 million on a revenue increase of $151 million. Our 2017 operating results were negatively impacted $40 million; these impacts include a $30 million charge for the Securities Class Action Lawsuit settlement and related legal fees, a $7 million reduction in revenue as a result of the Florida ZPIC audit and charges of approximately $3 million related to our home health closures and restructuring plan. Excluding these 2017 impacts, operating income increased $37 million, driven by continued growth in our home health and hospice segments, increases in clinical productivity in our home health segment and a continued focus on maintaining cost discipline, as our other operating expenses increased only 3% on a 10% increase in net service revenue. In addition, our gross margin as a percentage of revenue was relatively flat despite a net reduction of $3 million in net service revenue and gross margin resulting from the 2018 changes in reimbursement and planned wage increases that became effective during the three-month period ended September 30, 2018.
Our 2018 operating results include the results of our acquisition of Christian Care at Home which provided home health services to the state of Kentucky, East Tennessee Personal Care Services which owned and operated one personal-care care center servicing the state of Tennessee and certain personal care operations from Bring Care Home in Massachusetts. These three acquisitions accounted for approximately $5 million of our $151 million increase in revenue and $1 million of our $15 million increase in other operating expenses.
Total other income, net includes the following items (amounts in millions):

	For the Years Ended December 31,
	2018	2017
Interest income	$0.3	$0.1
Interest expense	(7.4)	(5.0)
Equity in earnings from equity method investments	7.7	3.4
Miscellaneous, net	3.2	3.8
	$3.8	$2.3

Interest expense includes interest expense related to the Florida ZPIC audit of $2 million for 2018. Equity in earnings from equity method investments includes gains of $5 million and $1 million for 2018 and 2017, respectively, related to one of our equity method investments. Miscellaneous, net includes proceeds from legal settlements of $1 million and $2 million for 2018 and 2017, respectively. Excluding these items, total other income, net increased $1 million in 2018 from 2017.

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
Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016
Overall, our operating income increased $21 million on a revenue increase of $92 million. Our decline in gross margin as a percentage of revenue was the result of the 2017 and 2018 changes to home health and hospice reimbursement which reduced revenue and gross margin by approximately $14 million, net. Our 2017 results are inclusive of a $30 million charge for the Securities Class Action Lawsuit settlement and related legal fees, a $7 million reduction in revenue as a result of the Florida ZPIC audit and charges of approximately $3 million related to our home health closures and restructuring plan. Our 37% increase in operating income despite the cumulative impact of $40 million from the items noted above was driven by the continued growth of our hospice division and continued reductions in operating expenses across the organization.
Our 2017 operating results include the results of our acquisition of three home health and two hospice care centers on May 1, 2017 and our personal care acquisitions of Home Staff, L.L.C and Intercity Home Care. These three acquisitions accounted for approximately $22 million of our $92 million increase in revenue and $5 million of our $499 million in other operating expenses.

Total other income, net includes the impact of the following items (amounts in millions):

	For the Years Ended December 31,
	2017	2016
Interest income	$0.1	$0.1
Interest expense	(5.0)	(5.2)
Equity in earnings from equity method investments	3.4	5.6
Miscellaneous, net	3.8	3.7
	$2.3	$4.2

Equity in earnings from equity method investments includes gains of $1 million and $4 million for 2017 and 2016, respectively, related to one of our equity method investments. Miscellaneous, net includes proceeds from legal settlements of $2 million for each 2017 and 2016. Excluding these items, total other income, net increased $1 million in 2017 from 2016.

Our 2017 income tax expense includes a $21 million charge related to the remeasurement of our deferred tax assets and liabilities to the enacted corporate income tax rate of 21% as required by the enactment of H.R. 1 (Tax Cuts and Jobs Act), on December 22, 2017 (see Item 8, Note 7 - Income Taxes to our consolidated financial statements).

Home Health Division
The following table summarizes our home health segment results of operations:

	For the Years Ended December 31,
	2018	2017	2016
Financial Information (in millions):
Medicare	$830.8	$793.3	$822.4
Non-Medicare	343.7	290.6	249.3
Net service revenue	1,174.5	1,083.9	1,071.7
Cost of service	722.1	670.9	643.7
Gross margin	452.4	413.0	428.0
Asset impairment charge	—	1.3	—
Other operating expenses	279.8	281.9	289.4
Operating income	$172.6	$129.8	$138.6
Same Store Growth (1):
Medicare revenue	6%	(4%)	2%
Non-Medicare revenue	18%	17%	3%
Total admissions	5%	2%	2%
Total volume (2)	7%	4%	2%
Total Episodic admissions (3)	4%	1%	4%
Total Episodic volume (4)	5%	3%	3%
Key Statistical Data - Total (5):
Medicare:
Admissions	190,748	190,132	194,662
Recertifications	112,773	106,774	103,193
Total volume	303,521	296,906	297,855

Completed episodes	296,223	290,227	289,862
Visits	5,261,315	5,067,436	5,124,002
Average revenue per completed episode (6)	$2,854	$2,823	$2,839
Visits per completed episode (7)	17.6	17.3	17.5
Non-Medicare:
Admissions	118,577	107,665	98,448
Recertifications	55,736	46,364	38,618
Total volume	174,313	154,029	137,066
Visits	2,772,339	2,347,363	2,050,975
Total (5):
Visiting Clinician Cost per Visit	$81.88	$82.04	$81.18
Clinical Manager Cost per Visit	$8.01	$8.44	$8.53
Total Cost per Visit	$89.89	$90.48	$89.71
Visits	8,033,654	7,414,799	7,174,977

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

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017
Operating Results
Overall, our operating income increased $43 million on a $91 million increase in net service revenue. The $43 million increase includes a $7 million reduction in revenue related to the Florida ZPIC audit in 2017. Our growth in volumes and increases in clinician productivity positively impacted our gross margin as a percentage of revenue, which increased despite the 2018 changes in reimbursement and planned wage increases that became effective during the three-month period ended September 30, 2018. The impact of the 2018 changes in reimbursement was a reduction in net service revenue and gross margin of approximately $7 million.
Net Service Revenue
Our revenue increased $91 million on a 7% increase in total volume which is inclusive of a 5% increase in episodic volume. The volume growth was driven by a 5% increase in admissions and a 130 basis point increase in our Medicare recertification rate. In addition to the increase in volume, our revenue per episode is up $31 per episode as a result of an increase in the acuity level of our patients which enabled us to overcome the 70 basis point reimbursement reduction effective January 1, 2018.
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
Other Operating Expenses
Other operating expenses decreased approximately $2 million on an 8% increase in net service revenue primarily due to a decrease in salaries and benefits expense as 2017 operating expenses included approximately $3 million in costs related to our home health restructuring plan. Additionally, we experienced decreases in rent expense, professional fees and telecommunications expense which were offset by increases in information technology expense and travel and training expense.
Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016
Operating Results
Overall, our operating income decreased $9 million on a $12 million increase in revenue. Our decrease in gross margin as a percentage of revenue was the result of the 2017 and 2018 changes in reimbursement which reduced revenue and gross margin by $17 million. Additionally, our results include a $7 million reduction in revenue and gross margin related to a reserve recorded as the result of a ZPIC audit in four care centers in Florida. Growth in episodic volumes and reductions in operating expenses helped to mitigate the impacts of the items noted above.
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
Our non-Medicare revenue increased approximately $41 million. Admissions from episodic payors increased 27% while our per visit payors increased 2% as a result of our focus on contract payors with significant concentrations in our markets and those that add incremental margin to our operations.
Cost of Service, Excluding Depreciation and Amortization
Our cost of service increased 4% on a 3% increase in total visits. Our cost per visit increased 1% as the result of annual wage increases and increases in health insurance costs. These increases were partially mitigated by improvements in clinician productivity.

Other Operating Expenses
Other operating expenses decreased $8 million despite incurring approximately $3 million in costs related to our home health restructuring plan. These charges were offset by decreases in other care center related expenses, primarily salaries and benefits as the result of planned decreases post our Homecare Homebase ("HCHB") rollout. Other operating expenses included approximately $3 million related to acquisitions during 2017.
Hospice Division
The following table summarizes our hospice segment results of operations:

	For the Years Ended December 31,
	2018	2017	2016
Financial Information (in millions):
Medicare	$390.2	$350.7	$297.7
Non-Medicare	20.7	17.1	14.2
Net service revenue	410.9	367.8	311.9
Cost of service	212.0	187.5	164.5
Gross margin	198.9	180.3	147.4
Other operating expenses	85.7	77.5	71.5
Operating income	$113.2	$102.8	$75.9
Same Store Growth (1):
Medicare revenue	11%	17%	15%
Non-Medicare revenue	21%	20%	(16%)
Hospice admissions	8%	11%	17%
Average daily census	11%	15%	16%
Key Statistical Data - Total (2):
Hospice admissions	27,596	25,381	22,526
Average daily census	7,588	6,820	5,912
Revenue per day, net	$148.36	$147.75	$144.11
Cost of service per day	$76.53	$75.31	$75.97
Average discharge length of stay	100	93	96

(1)
Same store information represents the percent increase (decrease) in our Medicare and Non-Medicare revenue, Hospice admissions or average daily census for the period as a percent of the Medicare and Non-Medicare revenue, Hospice admissions or average daily census of the prior period.

(2)	Total includes acquisitions.
Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017
Operating Results
Overall, our operating income increased $10 million on a $43 million increase in net service revenue. The 12% increase in net service revenue was partially offset by a lower gross margin as a percentage of revenue primarily related to planned wage increases that became effective during the three-month period ended September 30, 2018, an increase in revenue price concessions and amounts due back to Medicare for hospice caps and an increase in other operating expenses.
Net Service Revenue
Our hospice revenue increased $43 million on an 11% increase in our average daily census and a 1.0% and 1.6% increase in reimbursement effective for services provided from each October 1, 2017 and October 1, 2018, respectively. We experienced a $2 million increase in our revenue price concessions and cap which partially offset the revenue increase for the year ended December 31, 2018.

Cost of Service, Excluding Depreciation and Amortization
Our hospice cost of service increased $25 million (13%) as the result of an 11% increase in average daily census. Our cost of service per day increased 2% primarily due to an increase in salary cost per day as a result of planned wage increases.

Other Operating Expenses
Other operating expenses increased $8 million on a 12% increase in net service revenue. The increase was related to other care center related expenses, primarily salaries and benefits expense, advertising expense, information technology expense, professional fees and travel and training expense as a result of the addition of resources to support census growth.
Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016
Operating Results
Overall, our operating income increased $27 million on a $33 million increase in gross margin offset by a $6 million increase in other operating expenses. Our significant growth in volumes and decrease in cost of service per day resulted in a 22% increase in gross margin.
Net Service Revenue
Our hospice revenue increased approximately $56 million due to an increase in our average daily census as a result of an 11% increase in hospice admissions and an increase in reimbursement effective for services provided from each October 1, 2016 and 2017.

Cost of Service, Excluding Depreciation and Amortization
Our hospice cost of service increased $23 million as the result of a 15% increase in average daily census. Our cost of service per day decreased $0.66 primarily due to significant improvements in salary and pharmacy cost per day driven by cost controls and census growth.
Other Operating Expenses
Other operating expenses increased $6 million due to increases in other care center related expenses, primarily salaries and benefits, medical director fees and HCHB-related IT fees, driven by our census growth.
Personal Care Division
During 2018, management revised its measurement of the personal care segment's operating income (loss) to exclude certain expenses that were not directly attributable to the support of the segment, but rather a corporate support function. Prior periods have been restated to conform to the current presentation. The following table summarizes our personal care segment results of operations:

	For the Years Ended December 31,
	2018	2017	2016
Financial Information (in millions):
Medicare	$—	$—	$—
Non-Medicare	77.2	59.6	35.7
Net service revenue	77.2	59.6	35.7
Cost of service	58.8	45.0	26.3
Gross margin	18.4	14.6	9.4
Other operating expenses	13.1	9.7	5.8
Operating income	$5.3	$4.9	$3.6
Key Statistical Data:
Billable hours	3,248,304	2,604,794	1,539,093
Clients served	17,981	16,774	10,219
Shifts	1,468,541	1,195,511	696,956
Revenue per hour	23.75	22.86	23.22
Revenue per shift	52.54	49.80	51.29
Hours per shift	2.2	2.2	2.2

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017
Operating income related to our personal care segment remained flat on an $18 million increase in net service revenue. 2018 revenues were positively impacted by the following acquisitions: Intercity Home Care (October 2017), East Tennessee Personal Care Services (May 2018) and Bring Care Home (October 2018). The segment experienced a decrease in gross margin as a percentage of revenue related to additional costs associated with these acquisitions and the Employer Medical Assistance Contribution program ("EMAC") that became effective in the state of Massachusetts on January 1, 2018. Other operating expenses increased $3 million on an $18 million increase in net service revenue. Acquisitions are included in our consolidated financial statements from their respective acquisition dates. As a result, our personal care operating results for 2018 and 2017 are not fully comparable.
Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016
Operating income related to our personal care division increased by approximately $1 million on a $5 million increase in gross margin offset by a $4 million increase in other operating expenses. The increase in other operating expenses was driven by our acquisition activity.
On February 1, 2017, we acquired the assets of Home Staff LLC, which owned and operated three personal-care care centers, one of which was subsequently consolidated with one of our existing personal-care care centers. On October 1, 2017, we acquired the assets of Intercity Home Care, which owned and operated four personal-care care centers, three of which were subsequently consolidated with our existing personal-care care centers. As a result of these acquisitions, our personal care operating results for 2017 and 2016 are not fully comparable.
Corporate
During 2018, management revised its measurement of the personal care segment's operating income (loss) to exclude certain expenses that were not directly attributable to the support of the segment, but rather a corporate support function. Prior periods have been restated to conform to the current presentation. The following table summarizes our corporate results of operations:

	For the Years Ended December 31,
	2018	2017	2016
Financial Information (in millions):
Other operating expenses	$127.6	$117.8	$144.0
Depreciation and amortization	8.4	12.5	12.4
Total operating expenses before asset impairment charge and Securities Class Action Lawsuit settlement, net	$136.0	$130.3	$156.4
Asset impairment charge	—	—	4.4
Securities Class Action Lawsuit settlement, net	—	28.7	—
Total operating expenses	$136.0	$159.0	$160.8
Corporate expenses consist of costs relating to our executive management and administrative support functions, primarily information services, accounting, finance, billing and collections, legal, compliance, risk management, procurement, marketing, clinical administration, training, human resources and administration.
Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017
Excluding the Securities Class Action Lawsuit settlement during the year ended December 31, 2017, corporate operating expenses increased 4% on a 10% increase in net service revenue. Approximately $2 million of the increase is related to a reduction in our indemnity receivable related to the Florence, South Carolina third party audit (see Item 8, Note 9 - Commitments and Contingencies to our consolidated financial statements for additional information). The remaining increase is related to increases in salaries and benefits expense and travel and training expense which were offset by a decrease in depreciation and amortization.
Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016
Excluding the $30 million Securities Class Action Lawsuit settlement and related legal fees in 2017 and the asset impairment charge in 2016, corporate other operating expenses decreased approximately $26 million primarily as a result of an $8 million reduction in HCHB implementation costs and an $11 million reduction in acquisition activity (including acquired corporate support and other acquisition costs). We also experienced reductions in various other operating expenses including salaries and benefits, non-cash compensation and personnel costs. These reductions are a direct result of planned reductions post installation of HCHB and a restructure plan initiated in 2016.

Liquidity and Capital Resources
Cash Flows
The following table summarizes our cash flows for the periods indicated (amounts in millions):

	For the Years Ended December 31,
	2018	2017	2016
Cash provided by operating activities	$223.5	$105.7	$62.2
Cash used in investing activities	(22.2)	(44.0)	(52.0)
Cash used in financing activities	(267.4)	(5.5)	(7.5)
Net (decrease) increase in cash and cash equivalents	(66.1)	56.2	2.7
Cash and cash equivalents at beginning of period	86.4	30.2	27.5
Cash and cash equivalents at end of period	$20.2	$86.4	$30.2
Cash provided by operating activities totaled $223.5 million for 2018, $105.7 million for 2017 and $62.2 million for 2016. During each year, we maintained sufficient liquidity to finance our capital expenditures, both routine and non-routine, and acquisitions.
Changes in our cash provided by operating activities during the past three years were primarily the result of fluctuations in our net income, the collections of our accounts receivable and the timing of payments of accrued expenses. During 2017, operating cash flows were negatively impacted by approximately $30 million related to the Securities Class Action Lawsuit settlement (see Item 8, Note 9 – Commitments and Contingencies to our consolidated financial statements). During 2016, operating cash flows were negatively impacted by approximately $20 million in fees related to the conversion to HCHB, severance costs related to a reorganization plan, acquisition costs and litigation.
Cash used in investing activities decreased $21.8 million during 2018 compared to 2017 primarily due to decreases in cash paid for acquisitions ($24.5 million) and capital expenditures ($4.1 million) offset by an increase in investments ($6.7 million). Cash used in investing activities decreased $8.0 million during 2017 compared to 2016 primarily due to decreases in cash paid for acquisitions ($1.8 million), capital expenditures ($5.0 million) and investments ($0.6 million).
Cash used in financing activities increased $261.9 million during 2018 compared to 2017 primarily due to our repurchase of company stock and the repayment of borrowings under our Term Loan and Revolving Credit Facility offset by borrowings under our new Credit Agreement. Cash used in financing activities decreased $2.0 million during 2017 compared to 2016 primarily due to a decrease in tax benefits from stock compensation plans and repurchases of company stock pursuant to our stock repurchase program, offset by shares withheld upon stock vesting and proceeds from issuance of stock upon exercise of stock options.
Liquidity
Typically, our principal source of liquidity is the collection of our patient accounts receivable, primarily through the Medicare program. In addition to our collection of patient accounts receivable, from time to time, we can and do obtain additional sources of liquidity by the incurrence of additional indebtedness.
During 2018, we spent $6.6 million in capital expenditures compared to $10.7 million and $15.7 million during 2017 and 2016, respectively. Our capital expenditures for 2019 are expected to be approximately $7.0 million to $9.0 million, excluding the impact of any future acquisitions.
As of December 31, 2018, we had $20.2 million in cash and cash equivalents and $508.4 million in availability under our $550.0 million Revolving Credit Facility.
During 2017, we settled the Securities Class Action Lawsuit for approximately $43.7 million, of which approximately $15.0 million was paid by the Company's insurance carriers; we used cash on hand to make the required remaining $28.7 million.
Based on our operating forecasts and our new debt service requirements, we believe we will have sufficient liquidity to fund our operations, capital requirements and debt service requirements.
Outstanding Patient Accounts Receivable
Our patient accounts receivable decreased $12.2 million from December 31, 2017 to December 31, 2018. Our cash collection as a percentage of revenue was 104% and 101% for the twelve-month periods ended December 31, 2018 and 2017, respectively. Our days revenue outstanding, net at December 31, 2018 was 38.0 days which is a decrease of 6.0 days from December 31, 2017.

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
The following schedules detail our patient accounts receivable, by payor class, aged based upon initial date of service (amounts in millions, except days revenue outstanding, net):

	0-90	91-180	181-365	Over 365	Total
At December 31, 2018:
Medicare patient accounts receivable	$95.5	$8.1	$1.0	$1.8	$106.4
Other patient accounts receivable:
Medicaid	13.1	2.7	1.1	—	16.9
Private	51.3	6.7	4.4	3.3	65.7
Total	$64.4	$9.4	$5.5	$3.3	$82.6
Total patient accounts receivable					$189.0
Days revenue outstanding (1)					38.0

	0-90	91-180	181-365	Over 365	Total
At December 31, 2017:
Medicare patient accounts receivable	$95.9	$16.1	$6.6	$0.6	$119.2
Other patient accounts receivable:
Medicaid	13.8	3.2	1.3	(1.1)	17.2
Private	51.0	7.5	4.1	2.2	64.8
Total	$64.8	$10.7	$5.4	$1.1	$82.0
Total patient accounts receivable					$201.2
Days revenue outstanding (1)					44.0

(1)
Our calculation of days revenue outstanding, net is derived by dividing our ending net patient accounts receivable at December 31, 2018 and 2017 by our average daily net patient revenue for the three-month periods ended December 31, 2018 and 2017, respectively.

Indebtedness
Credit Agreement
On June 29, 2018, we entered into our Amended and Restated Credit Agreement ("Credit Agreement") which provides for a senior secured revolving credit facility in an initial aggregate principal amount of up to $550.0 million (the "Revolving Credit Facility"). The funds available under the Revolving Credit Facility were used to pay off our existing indebtedness under our prior credit agreement, dated as of August 28, 2015 (the "Prior Credit Agreement"), with a principal balance of $127.5 million.
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
Our weighted average interest rate for our $550.0 million Revolving Credit Facility was 3.8% for the period ended December 31, 2018. Our weighted average interest rate for our $100.0 million Term Loan, under our Prior Credit Agreement, was 3.1% for the period ended December 31, 2017.
As of December 31, 2018, our consolidated leverage ratio was 0.1 and our consolidated interest coverage ratio was 59.9 and we are in compliance with our covenants under the Credit Agreement.
As of December 31, 2018, our availability under our $550.0 million Revolving Credit Facility was $508.4 million as we have $7.5 million outstanding in borrowings and $34.1 million outstanding in letters of credit.

See Item 8, Note 6 - Long Term Obligations and Note 16 - Subsequent Events to our consolidated financial statements for additional details on our outstanding long-term obligations.
2018 Share Repurchase
On June 4, 2018, we purchased 2,418,304 of our common shares from affiliates of KKR Credit Advisors (US) LLC ("KKR"), representing one-half of KKR's holdings in the Company and 7.1% of the aggregate outstanding shares of the Company's common stock for a total purchase price of $181.4 million including related direct costs. The Company repurchased the shares at $73.96 which represents 96% of the closing stock price of the Company's common stock on June 4, 2018. The repurchased shares are classified as treasury shares.
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
Contractual Obligations
Our future contractual obligations at December 31, 2018 were as follows (amounts in millions):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term obligations	$8.6	$0.5	$0.6	$7.5	$—
Interest on long-term obligations (1)	0.1	0.1	—	—	—
Capital lease obligations	2.3	1.1	1.2	—	—
Operating leases	78.7	23.3	31.9	13.7	9.8
Capital commitments	0.5	0.5	—	—	—
Purchase obligations	23.4	10.2	10.3	2.9	—
Uncertain tax positions	2.7	—	2.7	—	—
	$116.3	$35.7	$46.7	$24.1	$9.8

(1)	Interest on debt with variable rates was calculated using the current rate of that particular debt instrument at December 31, 2018.
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
Revenue Recognition
We account for revenue from contracts with customers in accordance with Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) and ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (collectively, "ASC 606"), and as such, we recognize revenue in the period in which we satisfy our performance obligations under our contracts by transferring our promised services to our customers in amounts that reflect the consideration to which we expect to be entitled in exchange for providing patient care, which are the transaction prices allocated to the distinct services. The Company's cost of obtaining contracts is not material.
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
We determine the transaction price based on gross charges for services provided, reduced by estimates for explicit and implicit price concessions. Explicit price concessions include contractual adjustments provided to patients and third-party payors. Implicit price concessions include discounts provided to self-pay, uninsured patients or other payors, adjustments resulting from payment reviews and adjustments arising from our inability to obtain appropriate billing documentation, authorizations or face-to-face documentation. Subsequent changes to the estimate of the transaction price are recorded as adjustments to net service revenue in the period of change. Subsequent changes that are determined to be the result of an adverse change in the patient's ability to pay (i.e. change in credit risk) are recorded as a provision for doubtful accounts.
Explicit price concessions are recorded for the difference between our standard rates and the contracted rates to be realized from patients, third party payors and others for services provided.
Implicit price concessions are recorded for self-pay, uninsured patients and other payors by major payor class based on our historical collection experience, aged accounts receivable by payor and current economic conditions. The implicit price concession represents the difference between amounts billed and amounts we expect to collect based on our collection history with similar payors. The Company assesses its ability to collect for the healthcare services provided at the time of patient admission based on the Company's verification of the patient's insurance coverage under Medicare, Medicaid, and other commercial or managed care insurance programs. Medicare represents approximately 73% of the Company's consolidated net service revenue.
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

Home Health Revenue Recognition
Medicare Revenue
Net service revenue is recorded under the Medicare prospective payment system (“PPS”) based on an established Federal Medicare home health episode payment rate, that is subject to adjustment based on certain variables including, but not limited to: (a) an outlier payment if a patient’s care was unusually costly (capped at 10% of total reimbursement per provider number); (b) a low utilization payment adjustment (“LUPA”) if the number of visits was four or fewer than; (c) a partial payment if a patient transferred to another provider or we admitted a patient transferring from another provider before completing the episode; (d) a payment adjustment based upon the level of therapy services required (with various incremental adjustments made for additional visits, with larger payment increases associated with the sixth, fourteenth and twentieth visit thresholds); (e) the number of episodes of care provided to a patient, regardless of whether the same home health provider provided care for the entire series of episodes; (f) changes in the base episode payments established by the Medicare Program; and (g) adjustments to the base episode payments for case mix and geographic wages. Medicare rates are based on the severity of the patient's condition, service needs and goals, and other factors relating to the cost of providing services and supplies, bundled into an episode of care, not to exceed 60 days. An episode starts the first day a billable visit is performed and ends 60 days later or upon discharge, if earlier, with multiple continuous episodes allowed.
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
A portion of reimbursement from each Medicare episode is billed near the start of each episode, and cash is typically received before all services are rendered. The amount of revenue recognized for episodes of care which are incomplete at period end is based on the company's average percentage of days complete on episodes as of the end of the year. As of December 31, 2018 and 2017, the difference between the cash received from Medicare for a request for anticipated payment (“RAP”) on episodes in progress and the associated estimated revenue was immaterial and, therefore, the resulting credits were recorded as a reduction to our outstanding patient accounts receivable in our consolidated balance sheets for such periods.
Non-Medicare Revenue
Episodic-based Revenue. We recognize revenue in a similar manner as we recognize Medicare revenue for episodic-based rates that are paid by other insurance carriers, including Medicare Advantage programs; however, these rates can vary based upon the negotiated terms which generally range from 90% to 100% of Medicare rates.
Non-episodic based Revenue. Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to our established or estimated per-visit rates. Explicit price concessions are recorded for the difference between our standard rates and the contracted rates to be realized from patients, third parties and others for services provided and are deducted from gross revenue to determine net service revenue. We also make adjustments to non-episodic revenue for any implicit price concessions, based on historical experience, to reflect the estimated transaction price.We receive a minimal amount of our net service revenue from patients who are either self-insured or are obligated for an insurance co-payment.
Hospice Revenue Recognition
Hospice Medicare Revenue
Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the estimated payment rates. The estimated payment rates are predetermined daily or hourly rates for each of the four levels of care we deliver. The four levels of care are routine care, general inpatient care, continuous home care and respite care. Routine care accounted for 97% of our total net Medicare hospice service revenue for each of 2018, 2017 and 2016, respectively. There are two separate payment rates for routine care: payments for the first 60 days of care and care beyond 60 days. In addition to the two routine rates, we may also receive a service intensity add-on (“SIA”). The SIA is based on visits made in the last seven days of life by a registered nurse (“RN”) or medical social worker (“MSW”) for patients in a routine level of care.
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
Additionally, our hospice service revenue is subject to certain limitations on payments from Medicare which are considered variable consideration. We are subject to an inpatient cap limit and an overall Medicare payment cap for each provider number. We monitor these caps on a provider-by-provider basis and estimate amounts due back to Medicare if we estimate a cap has been exceeded. We record these adjustments as a reduction to revenue and an increase in accrued expenses within our consolidated balance sheet. Beginning for the cap year ending October 31, 2017, providers are required to self-report and pay their estimated cap liability by February 28th of the following year. As of December 31, 2018, we have settled our Medicare hospice reimbursements for all fiscal years through October 31, 2012. As of December 31, 2018, we have recorded $1.7 million for estimated amounts due back to Medicare in accrued expenses for the Federal cap years ended October 31, 2013 through September 30, 2019. As of December 31, 2017, we had recorded $0.9 million for estimated amounts due back to Medicare in accrued expenses for the Federal cap years ended October 31, 2013 through September 30, 2018.
Hospice Non-Medicare Revenue
Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to our established rates or estimated per day rates, as applicable. Explicit price concessions are recorded for the difference between our established rates and the amounts estimated to be realizable from patients, third parties and others for services provided and are deducted from gross revenue to determine our net service revenue. We also make adjustments to non-Medicare revenue for any implicit price concessions, based on historical experience, to reflect the estimated transaction price.
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
Goodwill and Other Intangible Assets
Goodwill represents the amount of the purchase price in excess of the fair values assigned to the underlying identifiable net assets of acquired businesses. Goodwill is not amortized, but is subject to an annual impairment test. Tests are performed more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. These events or circumstances include, but are not limited to, a significant adverse change in the business environment, regulatory environment or legal factors, or a substantial decline in the market capitalization of our stock.
Generally Accepted Accounting Principles ("GAAP") allows for impairment testing to be done on either a quantitative or qualitative basis. During 2018, we utilized a qualitative analysis for our annual impairment test and determined that there were no triggering events that would indicate that it is "more likely than not" that the carrying values of our reporting units are higher than their respective fair values. As a result, we did not record any goodwill impairment charges and none of the goodwill associated with our various reporting units was considered at risk of impairment as of October 31, 2018. Since the date of our last annual goodwill impairment test, there have been no material developments, events, changes in operating performance or other circumstances that would cause management to believe it is more likely than not that the fair value of any of our reporting units would be less than their carrying amounts.

Intangible assets consist of Certificates of Need, licenses, acquired names and non-compete agreements. We amortize non-compete agreements and acquired names that we do not intend to use in the future on a straight-line basis over their estimated useful lives, which is generally three years for non-compete agreements and up to five years for acquired names. Our indefinite-lived intangible assets are reviewed for impairment annually or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the intangible asset below its carrying amount. During 2018, we performed a qualitative assessment to determine that our indefinite-lived intangible assets were not impaired. There have been no material developments, events, changes in operating performance or other circumstances that would cause management to believe it is more likely than not that the fair value of any of our intangible assets would be less than their carrying amounts.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from fluctuations in interest rates. Our Revolving Credit Facility carries a floating interest rate which is tied to the Eurodollar rate (i.e. LIBOR) and the Prime Rate and therefore, our consolidated statements of operations and our consolidated statements of cash flows are exposed to changes in interest rates. As of December 31, 2018, the total amount of outstanding debt subject to interest rate fluctuations was $7.5 million. A 1.0% interest rate change would cause interest expense to change by approximately $0.1 million annually.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Amedisys, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Amedisys, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2019 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue recognition in 2018, 2017 and 2016 due to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers.
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
/s/ KPMG LLP
We have served as the Company's auditor since 2002.
Baton Rouge, Louisiana
February 28, 2019

AMEDISYS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	As of December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$20,229	$86,363
Patient accounts receivable	188,972	201,196
Prepaid expenses	7,568	7,329
Other current assets	7,349	16,268
Total current assets	224,118	311,156
Property and equipment, net of accumulated depreciation of $95,472 and $146,814	29,449	31,122
Goodwill	329,480	319,949
Intangible assets, net of accumulated amortization of $33,050 and $30,610	44,132	46,061
Deferred income taxes	35,794	56,064
Other assets	54,145	49,130
Total assets	$717,118	$813,482
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$28,531	$25,384
Payroll and employee benefits	92,858	89,936
Accrued expenses	99,475	89,104
Current portion of long-term obligations	1,612	10,638
Total current liabilities	222,476	215,062
Long-term obligations, less current portion	5,775	78,203
Other long-term obligations	6,234	3,791
Total liabilities	234,485	297,056
Commitments and Contingencies – Note 9
Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized; 36,252,280 and 35,747,134 shares issued; and 31,973,505 and 33,964,767 shares outstanding	36	35
Additional paid-in capital	603,666	568,780
Treasury stock at cost 4,278,775 and 1,782,367 shares of common stock	(241,685)	(53,713)
Accumulated other comprehensive income	15	15
Retained earnings	119,550	204
Total Amedisys, Inc. stockholders’ equity	481,582	515,321
Noncontrolling interests	1,051	1,105
Total equity	482,633	516,426
Total liabilities and equity	$717,118	$813,482
The accompanying notes are an integral part of these consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	For the Years Ended December 31,
	2018	2017	2016
Net service revenue	$1,662,578	$1,511,272	$1,419,261
Cost of service, excluding depreciation and amortization	992,863	903,377	834,381
General and administrative expenses:
Salaries and benefits	316,522	305,938	306,981
Non-cash compensation	17,887	16,295	16,401
Other	166,897	159,980	180,048
Depreciation and amortization	13,261	17,123	19,678
Asset impairment charge	—	1,323	4,432
Securities Class Action Lawsuit settlement, net	—	28,712	—
Operating expenses	1,507,430	1,432,748	1,361,921
Operating income	155,148	78,524	57,340
Other income (expense):
Interest income	278	158	75
Interest expense	(7,370)	(5,031)	(5,164)
Equity in earnings from equity method investments	7,692	3,381	5,588
Miscellaneous, net	3,240	3,769	3,727
Total other income, net	3,840	2,277	4,226
Income before income taxes	158,988	80,801	61,566
Income tax expense	(38,859)	(50,118)	(23,935)
Net income	120,129	30,683	37,631
Net income attributable to noncontrolling interests	(783)	(382)	(370)
Net income attributable to Amedisys, Inc.	$119,346	$30,301	$37,261
Basic earnings per common share:
Net income attributable to Amedisys, Inc. common stockholders	$3.64	$0.90	$1.12
Weighted average shares outstanding	32,791	33,704	33,198
Diluted earnings per common share:
Net income attributable to Amedisys, Inc. common stockholders	$3.55	$0.88	$1.10
Weighted average shares outstanding	33,609	34,304	33,741
The accompanying notes are an integral part of these consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	For the Years Ended December 31,
	2018	2017	2016
Net income	$120,129	$30,683	$37,631
Other comprehensive income	—	—	—
Comprehensive income	120,129	30,683	37,631
Comprehensive income attributable to non-controlling interests	(783)	(382)	(370)
Comprehensive income attributable to Amedisys, Inc.	$119,346	$30,301	$37,261
The accompanying notes are an integral part of these consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except common stock shares)

	Total	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss (Income)	Retained Earnings (Deficit)	Noncontrolling Interests
		Shares	Amount
Balance, December 31, 2015	$410,436	34,786,966	$35	$504,290	$(26,966)	$15	$(67,806)	$868
Issuance of stock – employee stock purchase plan	2,483	63,688	—	2,483	—	—	—	—
Issuance of stock – 401(k) plan	6,682	145,660	—	6,682	—	—	—	—
Issuance/(cancellation) of non-vested stock	—	257,263	—	—	—	—	—	—
Non-cash compensation	16,401	—	—	16,401	—	—	—	—
Tax benefit from stock options exercised and restricted stock vesting	7,241	—	—	7,241	—	—	—	—
Surrendered shares	(7,493)	—	—	—	(7,493)	—	—	—
Shares repurchased	(12,315)	—	—	—	(12,315)	—	—	—
Noncontrolling interest distribution	(329)	—	—	—	—	—	—	(329)
Assets contributed to equity investment	405	—	—	375	—	—	—	30
Net income	37,631	—	—	—	—	—	37,261	370
Balance, December 31, 2016	461,142	35,253,577	35	537,472	(46,774)	15	(30,545)	939
Issuance of stock – employee stock purchase plan	2,382	53,848	—	2,382	—	—	—	—
Issuance of stock – 401(k) plan	8,223	156,487	—	8,223	—	—	—	—
Issuance/(cancellation) of non-vested stock	—	139,016	—	—	—	—	—	—
Exercise of stock options	4,554	144,206	—	4,554	—	—	—	—
Non-cash compensation	16,295	—	—	16,295	—	—	—	—
Tax benefit from stock options exercised and restricted stock vesting	448	—	—	—	—	—	448	—
Surrendered shares	(6,939)	—	—	—	(6,939)	—	—	—
Noncontrolling interest distribution	(216)	—	—	—	—	—	—	(216)
Assets contributed to equity investment	(146)	—	—	(146)	—	—	—	—
Net income	30,683	—	—	—	—	—	30,301	382
Balance, December 31, 2017	516,426	35,747,134	35	568,780	(53,713)	15	204	1,105
Issuance of stock – employee stock purchase plan	2,429	38,961	—	2,429	—	—	—	—
Issuance of stock – 401(k) plan	9,232	129,451	—	9,232	—	—	—	—
Issuance/(cancellation) of non-vested stock	—	174,044	1	(1)	—	—	—	—
Exercise of stock options	5,953	162,690	—	5,953	—	—	—	—
Non-cash compensation	17,887	—	—	17,887	—	—	—	—
Surrendered shares	(6,570)	—	—	—	(6,570)	—	—	—
Shares repurchased	(181,402)	—	—	—	(181,402)	—	—	—
Noncontrolling interest distribution	(1,090)	—	—	—	—	—	—	(1,090)
Repurchase of noncontrolling interest	(361)	—	—	(614)	—	—	—	253
Net income	120,129	—	—	—	—	—	119,346	783
Balance, December 31, 2018	$482,633	36,252,280	$36	$603,666	$(241,685)	$15	$119,550	$1,051
The accompanying notes are an integral part of these consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the Years Ended December 31,
	2018	2017	2016
Cash Flows from Operating Activities:
Net income	$120,129	$30,683	$37,631
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,261	17,123	19,678
Non-cash compensation	17,887	16,295	16,401
401(k) employer match	8,976	8,754	6,875
Write-off of investment	—	—	196
Loss on disposal of property and equipment	714	—	582
Deferred income taxes	20,271	52,178	24,547
Equity in earnings from equity method investments	(7,692)	(3,381)	(5,588)
Amortization of deferred debt issuance costs/debt discount	797	735	740
Return on equity investment	6,158	5,321	4,323
Asset impairment charge	—	1,323	4,432
Changes in operating assets and liabilities, net of impact of acquisitions:
Patient accounts receivable	12,224	(34,672)	(36,000)
Other current assets	8,679	(4,940)	4,231
Other assets	2,947	(12,749)	(11,415)
Accounts payable	3,165	(2,843)	3,970
Accrued expenses	13,524	31,843	(7,618)
Other long-term obligations	2,443	61	(726)
Net cash provided by operating activities	223,483	105,731	62,259
Cash Flows from Investing Activities:
Proceeds from sale of deferred compensation plan assets	715	622	230
Proceeds from the sale of property and equipment	54	249	—
Purchases of property and equipment	(6,558)	(10,707)	(15,717)
Investments in equity method investees	(7,144)	(476)	(1,040)
Acquisitions of businesses, net of cash acquired	(9,260)	(33,715)	(35,522)
Net cash used in investing activities	(22,193)	(44,027)	(52,049)
Cash Flows from Financing Activities:
Proceeds from issuance of stock upon exercise of stock options	5,953	4,554	—
Proceeds from issuance of stock to employee stock purchase plan	2,429	2,382	2,483
Shares withheld upon stock vesting	(6,570)	(6,939)	—
Tax benefit from stock options exercised and restricted stock vesting	—	—	7,241
Non-controlling interest distribution	(1,090)	(216)	(329)
Proceeds from borrowings under revolving line of credit	138,000	—	134,500
Repayments of borrowings under revolving line of credit	(130,500)	—	(134,500)
Principal payments of long-term obligations	(91,450)	(5,319)	(5,000)
Debt issuance costs	(2,433)	—	—
Purchase of company stock	(181,402)	—	(12,315)
Assets contributed to equity investment	—	—	405
Repurchase of noncontrolling interest	(361)	—	—
Net cash used in financing activities	(267,424)	(5,538)	(7,515)
Net (decrease) increase in cash and cash equivalents	(66,134)	56,166	2,695
Cash and cash equivalents at beginning of period	86,363	30,197	27,502
Cash and cash equivalents at end of period	$20,229	$86,363	$30,197
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$3,522	$2,697	$2,897
Cash paid for income taxes, net of refunds received	$14,278	$315	$755
Supplemental Disclosures of Non-Cash Financing Activities:
Note payable issued for software licenses	$418	$—	$—
Capital leases	$2,936	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

1. NATURE OF OPERATIONS, CONSOLIDATION AND PRESENTATION OF FINANCIAL STATEMENTS
Amedisys, Inc., a Delaware corporation, (together with its consolidated subsidiaries, referred to herein as “Amedisys,” “we,” “us,” or “our”) is a multi-state provider of home health, hospice and personal care services with approximately 73%, 76% and 79% of our revenue derived from Medicare for 2018, 2017 and 2016, respectively. As of December 31, 2018, we owned and operated 323 Medicare-certified home health care centers, 84 Medicare-certified hospice care centers and 12 personal-care care centers in 34 states within the United States and the District of Columbia.
Recently Adopted Accounting Pronouncements
On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) and ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (collectively, "ASC 606"), the new accounting standards issued by the Financial Accounting Standards Board ("FASB") on revenue recognition, using the full retrospective method. ASC 606 outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers. The standards supersede existing revenue recognition requirements and eliminate most industry-specific guidance from U.S. Generally Accepted Accounting Principles ("U.S. GAAP"). The core principle of the revenue recognition standard is to require an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. As a result of the Company's adoption of ASC 606, the revenue and related estimated uncollectible amounts owed to us by non-Medicare payors that were historically classified as provision for doubtful accounts are now considered a price concession in determining net service revenue. Accordingly, the Company reports uncollectible balances due from third-party payors and uncollectible balances associated with patient responsibility as a reduction of the transaction price and therefore, as a reduction in net service revenue (or as it relates to Hospice room and board, an increase in cost of service, excluding depreciation and amortization) when historically these amounts were classified as provision for doubtful accounts within operating expenses within our consolidated statements of operations. In addition, the adoption of ASC 606 resulted in increased disclosure, including qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which provides guidance to assist entities with evaluating whether transactions should be accounted for as an acquisition (or disposal) of assets or a business. The ASU is effective for annual and interim periods beginning after December 15, 2017. We adopted this ASU effective January 1, 2018, on a prospective basis. The impact on our consolidated financial statements and related disclosures will depend on the facts and circumstances of any specific future transactions as evaluated under the new framework.

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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides specific guidance on eight cash flow classification issues not specifically addressed by U.S. GAAP. The ASU is effective for annual and interim periods beginning after December 15, 2017. The standard should be applied using a retrospective transition method unless it is impractical to do so for some of the issues. In such case, the amendments for those issues would be applied prospectively as of the earliest date practicable. Our adoption of this standard on January 1, 2018, using a retrospective transition method for each period presented, did not have an effect on our consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvement to Employee Share-Based Payment Accounting, which simplified the accounting for share-based payment award transactions, including income tax consequences, classification of awards as either equity or liability, and classification within the statement of cash flows. The ASU was effective for annual and interim periods beginning after December 15, 2016. We adopted this ASU effective January 1, 2017, and as a result, we recorded a $0.4 million increase to our non-current deferred tax asset and retained earnings for tax benefits that were not previously recognized under the prior rules. Additionally, on a prospective basis, we recorded excess tax benefits as a discrete item in our income tax provision within our consolidated statements of operations. We recorded excess tax benefits of $3.2 million within our consolidated statements of operations for the year ended December 31, 2017. Historically, these amounts were recorded as additional paid-in capital in our consolidated balance sheet. We also elected to prospectively apply the change to the presentation of cash payments made to taxing authorities on the employees' behalf for shares withheld upon stock vesting within our consolidated statements of cash flows for the year ended December 31, 2017. We have also elected to continue our current policy of estimating forfeitures of stock-based compensation awards at grant date and revising in subsequent periods to reflect actual forfeitures.
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize a lease liability and right-of-use asset ("ROU asset") for all leases with a term greater than twelve months and to disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU 2018-10, Codification Improvements to Topic 842, Leases; and ASU 2018-11, Targeted Improvements (collectively, "Topic 842"). Under Topic 842, leases will be classified as either financing or operating. The classification will determine the pattern of expense recognition and classification within the income statement.

Topic 842 is effective for us on January 1, 2019, with early adoption permitted. We expect to adopt the new standard on the effective date using a modified retrospective transition approach, which requires the new standard to be applied to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. We will use the effective date as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

The new standard provides several optional practical expedients that can be adopted at transition. We expect to elect the "package of practical expedients," which allows us to not reassess our prior conclusions regarding lease identification, lease classification and initial direct costs. We do not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us.

We expect adoption of this standard to have a material effect on our financial statements. We are still evaluating the overall impact of adoption; however, we currently believe the most significant effects relate to (1) the recognition of new ROU assets and lease liabilities on our balance sheet for our real estate and fleet operating leases; and (2) significant new disclosures about our leasing activities. We do not expect a significant change in our leasing activities between now and adoption.

On adoption, we are expecting to recognize additional operating liabilities of approximately $80 million, with corresponding ROU assets of approximately the same amount, based on the present value of the remaining minimum rental payments under current leasing arrangements for our existing operating leases.

The new standard also provides practical expedients for an entity’s ongoing accounting. We are planning to elect the practical expedient that allows us to not separate lease and non-lease components for all of our leases. We are also planning to apply the short-term lease recognition exemption to certain information technology leases; therefore, we will not recognize ROU assets and lease liabilities for these leases.
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

Investments
We consolidate investments when the entity is a variable interest entity and we are the primary beneficiary or if we have controlling interests in the entity, which is generally ownership in excess of 50%. Third party equity interests in our consolidated joint ventures are reflected as noncontrolling interests in our consolidated financial statements. During 2016, we sold a 30% interest in one of our care centers while maintaining a controlling interest in the newly formed joint venture; we repurchased the 30% interest during 2018.
We account for investments in entities in which we have the ability to exercise significant influence under the equity method if we hold 50% or less of the voting stock and the entity is not a variable interest entity in which we are the primary beneficiary. During 2018, we made a $7.0 million investment in a healthcare analytics company; this investment will be accounted for under the equity method. The book value of investments that we account for under the equity method of accounting is $35.1 million and $26.4 million as of December 31, 2018 and 2017, respectively and is reflected in other assets within our consolidated balance sheets.
We account for investments in entities in which we have less than a 20% ownership interest under the cost method of accounting if we do not have the ability to exercise significant influence over the investee.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Revenue Recognition
Our adoption of ASC 606 on January 1, 2018, on a full retrospective basis, impacted the Company's previously reported results as follows (amounts in thousands):

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

	As Previously Reported	Adjustment for the Adoption of ASC 606	As Adjusted
	As of December 31, 2017
Consolidated Balance Sheets
Patient accounts receivable	$201,196	$—	$201,196
Allowance for doubtful accounts	$20,866	$(20,866)	$—

	For the year ended December 31, 2017
Consolidated Statements of Operations
Net service revenue	$1,533,680	$(22,408)	$1,511,272
Cost of service, excluding depreciation and amortization	$900,726	$2,651	$903,377
Provision for doubtful accounts	$25,059	$(25,059)	$—
Net income attributable to Amedisys, Inc.	$30,301	$—	$30,301

Consolidated Statements of Cash Flows
Provision for doubtful accounts	$25,059	$(25,059)	$—
Changes in operating assets and liabilities, net of impact of acquisitions:
Patient accounts receivable	$(59,731)	$25,059	$(34,672)

	For the year ended December 31, 2016
Consolidated Statements of Operations
Net service revenue	$1,437,454	$(18,193)	$1,419,261
Cost of service, excluding depreciation and amortization	$833,055	$1,326	$834,381
Provision for doubtful accounts	$19,519	$(19,519)	$—
Net income attributable to Amedisys, Inc.	$37,261	$—	$37,261

Consolidated Statements of Cash Flows
Provision for doubtful accounts	$19,519	$(19,519)	$—
Changes in operating assets and liabilities, net of impact of acquisitions:
Patient accounts receivable	$(55,519)	$19,519	$(36,000)

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
We determine the transaction price based on gross charges for services provided, reduced by estimates for explicit and implicit price concessions. Explicit price concessions include contractual adjustments provided to patients and third-party payors. Implicit

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

price concessions include discounts provided to self-pay, uninsured patients or other payors, adjustments resulting from payment reviews and adjustments arising from our inability to obtain appropriate billing documentation, authorizations or face-to-face documentation. Subsequent changes to the estimate of the transaction price are recorded as adjustments to net service revenue in the period of change. Subsequent changes that are determined to be the result of an adverse change in the patient's ability to pay (i.e. change in credit risk) are recorded as a provision for doubtful accounts.
Explicit price concessions are recorded for the difference between our standard rates and the contracted rates to be realized from patients, third party payors and others for services provided.
Implicit price concessions are recorded for self-pay, uninsured patients and other payors by major payor class based on our historical collection experience, aged accounts receivable by payor and current economic conditions. The implicit price concession represents the difference between amounts billed and amounts we expect to collect based on our collection history with similar payors. The Company assesses its ability to collect for the healthcare services provided at the time of patient admission based on the Company's verification of the patient's insurance coverage under Medicare, Medicaid, and other commercial or managed care insurance programs. Medicare represents approximately 73% of the Company's consolidated net service revenue.
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
Revenue by payor class as a percentage of total net service revenue is as follows:

	As of December 31,
	2018	2017	2016
Home Health Medicare	50%	53%	58%
Home Health Non-Medicare - Episodic-based	9%	8%	6%
Home Health Non-Medicare - Non-episodic based	12%	11%	11%
Hospice Medicare	23%	23%	21%
Hospice Non-Medicare	1%	1%	1%
Personal Care	5%	4%	3%
	100%	100%	100%
Home Health Revenue Recognition
Medicare Revenue
Net service revenue is recorded under the Medicare prospective payment system (“PPS”) based on an established Federal Medicare home health episode payment rate, that is subject to adjustment based on certain variables including, but not limited to: (a) an outlier payment if a patient’s care was unusually costly (capped at 10% of total reimbursement per provider number); (b) a low utilization payment adjustment (“LUPA”) if the number of visits was four or fewer; (c) a partial payment if a patient transferred to another provider or we admitted a patient transferring from another provider before completing the episode; (d) a payment adjustment based upon the level of therapy services required (with various incremental adjustments made for additional visits, with larger payment increases associated with the sixth, fourteenth and twentieth visit thresholds); (e) the number of episodes of care provided to a patient, regardless of whether the same home health provider provided care for the entire series of episodes; (f) changes in the base episode payments established by the Medicare Program; and (g) adjustments to the base episode payments for case mix and geographic wages. Medicare rates are based on the severity of the patient's condition, service needs and goals, and other factors relating to the cost of providing services and supplies, bundled into an episode of care, not to exceed 60 days. An episode starts the first day a billable visit is performed and ends 60 days later or upon discharge, if earlier, with multiple continuous episodes allowed.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

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
A portion of reimbursement from each Medicare episode is billed near the start of each episode, and cash is typically received before all services are rendered. The amount of revenue recognized for episodes of care which are incomplete at period end is based on the company's average percentage of days complete on episodes as of the end of the year. As of December 31, 2018 and 2017, the difference between the cash received from Medicare for a request for anticipated payment (“RAP”) on episodes in progress and the associated estimated revenue was immaterial and, therefore, the resulting credits were recorded as a reduction to our outstanding patient accounts receivable in our consolidated balance sheets for such periods.
Non-Medicare Revenue
Episodic-based Revenue. We recognize revenue in a similar manner as we recognize Medicare revenue for episodic-based rates that are paid by other insurance carriers, including Medicare Advantage programs; however, these rates can vary based upon the negotiated terms which generally range from 90% to 100% of Medicare rates.
Non-episodic based Revenue. Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to our established or estimated per-visit rates. Explicit price concessions are recorded for the difference between our standard rates and the contracted rates to be realized from patients, third parties and others for services provided and are deducted from gross revenue to determine net service revenue. We also make adjustments to non-episodic revenue for any implicit price concessions, based on historical experience, to reflect the estimated transaction price. We receive a minimal amount of our net service revenue from patients who are either self-insured or are obligated for an insurance co-payment.
Hospice Revenue Recognition
Hospice Medicare Revenue
Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the estimated payment rates. The estimated payment rates are predetermined daily or hourly rates for each of the four levels of care we deliver. The four levels of care are routine care, general inpatient care, continuous home care and respite care. Routine care accounted for 97% of our total net Medicare hospice service revenue for each of 2018, 2017 and 2016, respectively. There are two separate payment rates for routine care: payments for the first 60 days of care and care beyond 60 days. In addition to the two routine rates, we may also receive a service intensity add-on (“SIA”). The SIA is based on visits made in the last seven days of life by a registered nurse (“RN”) or medical social worker (“MSW”) for patients in a routine level of care.
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
Additionally, our hospice service revenue is subject to certain limitations on payments from Medicare which are considered variable consideration. We are subject to an inpatient cap limit and an overall Medicare payment cap for each provider number. We monitor

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

these caps on a provider-by-provider basis and estimate amounts due back to Medicare if we estimate a cap has been exceeded. We record these adjustments as a reduction to revenue and an increase in accrued expenses within our consolidated balance sheet. Beginning for the cap year ending October 31, 2017, providers are required to self-report and pay their estimated cap liability by February 28th of the following year. As of December 31, 2018, we have settled our Medicare hospice reimbursements for all fiscal years through October 31, 2012. As of December 31, 2018, we have recorded $1.7 million for estimated amounts due back to Medicare in accrued expenses for the Federal cap years ended October 31, 2013 through September 30, 2019. As of December 31, 2017, we had recorded $0.9 million for estimated amounts due back to Medicare in accrued expenses for the Federal cap years ended October 31, 2013 through September 30, 2018.
Hospice Non-Medicare Revenue
Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to our established rates or estimated per day rates, as applicable. Explicit price concessions are recorded for the difference between our established rates and the amounts estimated to be realizable from patients, third parties and others for services provided and are deducted from gross revenue to determine our net service revenue. We also make adjustments to non-Medicare revenue for any implicit price concessions, based on historical experience, to reflect the estimated transaction price.
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
Patient Accounts Receivable
We report accounts receivable from services rendered at their estimated transaction price, which includes price concessions based on the amounts expected to be due from payors. Our patient accounts receivable are uncollateralized and consist of amounts due from Medicare, Medicaid, other third-party payors and patients. As of December 31, 2018, there is no single payor, other than Medicare, that accounts for more than 10% of our total outstanding patient receivables. Thus, we believe there are no other significant concentrations of receivables that would subject us to any significant credit risk in the collection of our patient accounts receivable. We write off accounts on a monthly basis once we have exhausted our collection efforts and deem an account to be uncollectible. We believe the collectibility risk associated with our Medicare accounts, which represent 56% and 59% of our net patient accounts receivable at December 31, 2018 and December 31, 2017, respectively, is limited due to our historical collection rate of over 99% from Medicare and the fact that Medicare is a U.S. government payor.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

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
Property and Equipment
Property and equipment is stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets or life of the lease, if shorter. Additionally, we have internally developed computer software for our own use. Additions and improvements (including interest costs for construction of qualifying long-lived assets) are capitalized. Maintenance and repair expenses are charged to expense as incurred. The cost of property and equipment sold or disposed of and the related accumulated depreciation are eliminated from the property and related accumulated depreciation accounts, and any gain or loss is credited or charged to other general and administrative expenses.
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
We generally provide for depreciation over the following estimated useful service lives.

Years
Building	39
Leasehold improvements	Lesser of lease term or expected useful life
Equipment and furniture	3 to 7
Vehicles	5
Computer software	3 to 5
Capital leases	3

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

During 2015, we began the transition of all our care centers from our proprietary operating system to Homecare Homebase (“HCHB”), a leading home health and hospice platform, with all of our care centers operating on HCHB as of December 31, 2016. As part of our conversion process, we determined that a number of assets (primarily laptops) were not compatible with HCHB and had no other alternative or secondary use. As a result, we recorded a non-cash asset impairment charge of $4.4 million to write-off these assets during the year ended December 31, 2016.
During 2018, we reviewed the balances of our property and equipment and as a result, eliminated those asset balances and related accumulated depreciation for which the asset was no longer in service.

The following table summarizes the balances related to our property and equipment for 2018 and 2017 (amounts in millions):

	As of December 31,
	2018	2017
Building and leasehold improvements	8.7	7.8
Equipment and furniture	53.4	72.9
Capital leases	2.9	—
Computer software	59.9	97.2
	124.9	177.9
Less: accumulated depreciation	(95.5)	(146.8)
	$29.4	$31.1
Depreciation expense for 2018, 2017 and 2016 was $10.8 million, $14.4 million and $17.2 million, respectively.
Goodwill and Other Intangible Assets
Goodwill represents the amount of the purchase price in excess of the fair values assigned to the underlying identifiable net assets of acquired businesses. Goodwill is not amortized, but is subject to an annual impairment test. Tests are performed more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. These events or circumstances include, but are not limited to, a significant adverse change in the business environment, regulatory environment or legal factors, or a substantial decline in the market capitalization of our stock.
Each of our operating segments described in Note 13 – Segment Information is considered to represent an individual reporting unit for goodwill impairment testing purposes. We consider each of our home health care centers to constitute an individual business for which discrete financial information is available. However, since these care centers have substantially similar operating and economic characteristics and resource allocation and significant investment decisions concerning these businesses are centralized and the benefits broadly distributed, we have aggregated these care centers and deemed them to constitute a single reporting unit. We have applied this same aggregation principle to our hospice and personal-care care centers and have also deemed each of them to be a single reporting unit.
During 2018, we performed a qualitative assessment to determine if it is more likely than not that the fair value of the reporting units are less than their carrying values by evaluating relevant events and circumstances including financial performance, market conditions and share price. Based on this assessment, we did not record any goodwill impairment charges and none of the goodwill associated with our various reporting units was considered at risk of impairment as of October 31, 2018. Since the date of our last annual goodwill impairment test, there have been no material developments, events, changes in operating performance or other circumstances that would cause management to believe it is more likely than not that the fair value of any of our reporting units would be less than their carrying amounts.
Intangible assets consist of Certificates of Need, licenses, acquired names and non-compete agreements. We amortize non-compete agreements and acquired names that we do not intend to use in the future on a straight-line basis over their estimated useful lives, which is generally three years for non-compete agreements and up to five years for acquired names. Our indefinite-lived intangible assets are reviewed for impairment annually or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the intangible asset below its carrying amount. During 2018, we performed a qualitative assessment to determine that our indefinite-lived intangible assets were not impaired. There have been no material developments, events, changes in operating performance or other circumstances that would cause management to believe it is more likely than not that the fair value of any of our intangible assets would be less than their carrying amounts.
Debt Issuance Costs

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

During 2018, we recorded an additional $2.4 million in deferred debt issuance costs as a reduction to long-term obligations, less current portion in our consolidated balance sheet in connection with our new Credit Agreement (See Note 6 - Long-Term Obligations). As of December 31, 2018 and 2017, we had unamortized debt issuance costs of $3.5 million and $1.9 million, respectively, recorded as long-term obligations, less current portion in our accompanying consolidated balance sheets. We amortize deferred debt issuance costs related to our long-term obligations over the term of the obligation through interest expense, unless the debt is extinguished, in which case unamortized balances are immediately expensed. We amortized $0.8 million, $0.7 million and $0.7 million in deferred debt issuance costs in 2018, 2017 and 2016, respectively. The unamortized debt issuance costs of $3.5 million at December 31, 2018, will be amortized over a weighted-average amortization period of 4.5 years.
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
Our deferred compensation plan assets are recorded at fair value and are considered a level 2 measurement. For our other financial instruments, including our cash and cash equivalents, patient accounts receivable, accounts payable, payroll and employee benefits and accrued expenses, we estimate the carrying amounts approximate fair value. As of December 31, 2018, the carrying amount of our long-term debt approximates fair value.
Income Taxes
We use the asset and liability approach for measuring deferred tax assets and liabilities based on temporary differences existing at each balance sheet date using currently enacted tax rates. Our deferred tax calculation requires us to make certain estimates about future operations. Deferred tax assets are reduced by a valuation allowance when we believe it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect of a change in tax rate is recognized as income or expense in the period that includes the enactment date. As of December 31, 2018 and 2017, our net deferred tax assets were $35.8 million and $56.1 million, respectively. Our net deferred tax asset at December 31, 2017 was reduced $21.4 million as a result of the remeasurement of deferred taxes using the reduced U.S. corporate tax rates included in H.R. 1 (Tax Cuts and Jobs Act) enacted on December 22, 2017.
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
Share-Based Compensation
We record all share-based compensation as expense in the financial statements measured at the fair value of the award. We recognize compensation cost on a straight-line basis over the requisite service period for each separately vesting portion of the award. Upon adoption of ASU 2016-09 in 2017, we started recording the excess tax benefits related to stock option exercises as operating cash flows; these amounts were previously classified as financing cash flows. Share-based compensation expense for 2018, 2017 and 2016 was $17.9 million, $16.3 million and $16.4 million, respectively, and the total income tax benefit recognized for these expenses was $4.3 million, $6.4 million and $6.4 million, respectively.
Weighted-Average Shares Outstanding
Net income per share attributable to Amedisys, Inc. common stockholders, calculated on the treasury stock method, is based on the weighted average number of shares outstanding during the period. The following table sets forth, for the periods indicated, shares used in our computation of weighted-average shares outstanding, which are used to calculate our basic and diluted net income attributable to Amedisys, Inc. common stockholders (amounts in thousands):

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

	For the Years Ended December 31,
	2018	2017	2016
Weighted average number of shares outstanding – basic	32,791	33,704	33,198
Effect of dilutive securities:
Stock options	502	281	162
Non-vested stock and stock units	316	319	381
Weighted average number of shares outstanding – diluted	33,609	34,304	33,741
Anti-dilutive securities	50	271	221
Advertising Costs
We expense advertising costs as incurred. Advertising expense for 2018, 2017 and 2016 was $7.0 million, $6.5 million and $7.8 million, respectively.

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
2018 Acquisitions
Home Health Division
On March 1, 2018, we acquired the assets of Christian Care at Home which provided home health services to the state of Kentucky for a total purchase price of $2.3 million. The purchase price was paid with cash on hand on the date of the transaction. Based on our preliminary purchase price allocation, we recorded goodwill ($2.3 million) in connection with the acquisition during the three-month period ended March 31, 2018. During the three-month period ended December 31, 2018, we reduced our preliminary goodwill by $0.2 million and recorded a corresponding increase in other intangibles - certificate of need. We expect the entire amount of goodwill recorded for this acquisition to be deductible for income tax purposes over approximately 15 years.
Personal Care Division
On May 1, 2018, we acquired the assets of East Tennessee Personal Care Services which owned and operated one personal-care care center servicing the state of Tennessee for a total purchase price of $2.0 million (subject to certain adjustments, of which $0.2 million was placed in a promissory note to be paid over 24 months, subject to any offsets or withholds for indemnification purposes). The purchase price was paid with cash on hand on the date of the transaction. During the three-month period ended June 30, 2018, we recorded goodwill ($1.9 million) and other intangibles - non-compete agreements ($0.1 million) in connection with the acquisition. We expect the entire amount of goodwill recorded for this acquisition to be deductible for income tax purposes over approximately 15 years.
On October 1, 2018, we acquired the assets of Bring Care Home which serviced the state of Massachusetts for a total purchase price of $5.7 million (subject to certain adjustments, of which $0.6 million was placed in a promissory note to be paid over 24 months, subject to any offsets or withholds for indemnification purposes). The purchase price was paid with cash on hand on the date of the transaction. During the three-month period ended December 31, 2018, we recorded goodwill ($5.5 million) and other intangibles - non-compete agreements ($0.2 million) in connection with the acquisition. We expect the entire amount of goodwill recorded for this acquisition to be deductible for income tax purposes over approximately 15 years.
2017 Acquisitions
Home Health and Hospice Divisions
On May 1, 2017, we acquired three home health care centers (one in each Illinois, Massachusetts, and Texas) and two hospice care centers (one in each Arizona and Massachusetts) from Tenet Healthcare for a total purchase price of $20.5 million, (subject

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

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
Personal Care Division
On February 1, 2017, we acquired the assets of Home Staff, L.L.C. which owned and operated three personal-care care centers servicing the state of Massachusetts for a total purchase price of $4.0 million (subject to certain adjustments), of which $0.4 million was placed in a promissory note to be paid over 24 months, subject to any offsets or withholds for indemnification purposes. The purchase price was paid with cash on hand on the date of the transaction. We recorded goodwill ($3.8 million), other intangibles - non-compete agreements ($0.2 million) and other assets and liabilities, net ($0.5 million) in connection with the acquisition. We expect the entire amount of goodwill recorded for this acquisition to be deductible for income tax purposes over approximately 15 years.
On October 1, 2017, we acquired the assets of Intercity Home Care which owned and operated four personal-care care centers servicing the state of Massachusetts for a total purchase price of $9.6 million (subject to certain adjustments), of which $1.0 million was placed in escrow for indemnification purposes and working capital price adjustments. The purchase price was paid with cash on hand on the date of the transaction. We recorded goodwill ($9.1 million), other intangibles - non-compete agreements ($0.4 million) and other assets and liabilities, net ($0.1 million) in connection with the acquisition. We expect the entire amount of goodwill recorded for this acquisition to be deductible for income tax purposes over approximately 15 years.

4. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
During 2018, 2017 and 2016, we did not record any goodwill impairment charges as a result of our annual impairment test and none of the goodwill associated with our various reporting units was considered at risk of impairment as of October 31st of each respective year (the date of our annual goodwill impairment test). Since the date of our last annual goodwill impairment test, there have been no material developments, events, changes in operating performance or other circumstances that would cause management to believe it is more likely than not that the fair value of any of our reporting units would be less than their carrying amounts.
During 2017, we recorded a non-cash other intangible assets impairment charge of $1.3 million related to those care centers that were closed or consolidated during 2017 as discussed in Note 12 - Exit and Restructuring Activities.
The following table summarizes the activity related to our goodwill for 2018, 2017 and 2016 (amounts in millions):

	Goodwill
	Home Health	Hospice	Personal Care	Total
Balances at December 31, 2015 (1)	$67.1	$194.6	$—	$261.7
Additions	4.4	—	22.7	27.1
Adjustments related to acquisitions (2)	0.1	—	—	0.1
Balances at December 31, 2016	71.6	194.6	22.7	288.9
Additions	13.4	4.7	12.9	31.0
Balances at December 31, 2017	85.0	199.3	35.6	319.9
Additions	2.1	—	7.5	9.6
Balances at December 31, 2018 (1)	$87.1	$199.3	$43.1	$329.5

(1)	Net of prior years' accumulated impairment losses of $733.7 million, which is inclusive of write-offs related to the sale and closure of care centers.

(2)	During 2016, we adjusted goodwill by $0.1 million as a result of our completion of the purchase price accounting for our 2015 acquisition of Infinity HomeCare.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

The following table summarizes the activity related to our other intangible assets, net for 2018, 2017 and 2016 (amounts in millions):

	Other Intangible Assets, Net
	Certificates of Need and Licenses	Acquired Names of Business	Non-Compete Agreements (3)	Total
Balances at December 31, 2015	$23.9	$14.2	$5.9	$44.0
Additions	0.2	3.5	1.5	5.2
Amortization	—	—	(2.5)	(2.5)
Balances at December 31, 2016	24.1	17.7	4.9	46.7
Additions	0.1	2.7	0.6	3.4
Write-off (1)	(0.5)	(0.8)	—	(1.3)
Amortization	—	—	(2.7)	(2.7)
Balances at December 31, 2017	23.7	19.6	2.8	46.1
Additions	0.2	—	0.3	0.5
Amortization	—	—	(2.5)	(2.5)
Balances at December 31, 2018 (2)	$23.9	$19.6	$0.6	$44.1

(1)	Write-off of intangible assets related to the closure and consolidation of care centers as discussed in Note 12 - Exit and Restructuring Activities.

(2)	Net of prior years' accumulated amortization of $0.5 million for acquired names of business and $21.7 million for non-compete agreements.

(3)	The weighted average amortization period of our non-compete agreements is 1.7 years.

See Note 3 – Acquisitions for further details on additions to goodwill and other intangible assets, net.
The estimated aggregate amortization expense related to intangible assets for each of the five succeeding years is as follows (amounts in millions):

2019	$0.4
2020	0.2
2021	—
2022	—
2023	—
$0.6

5. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS
Additional information regarding certain balance sheet accounts is presented below (amounts in millions):

	As of December 31,
	2018	2017
Other current assets:
Payroll tax escrow	$1.5	$7.2
Income tax receivable	1.6	3.4
Due from joint ventures	1.9	2.0
Other	2.3	3.7
	$7.3	$16.3
Other assets:
Workers’ compensation deposits	$0.4	$0.4
Health insurance deposits	0.5	0.5
Other miscellaneous deposits	0.8	0.9
Indemnity receivable	14.2	17.0
Equity method investments	35.1	26.4
Other	3.1	3.9
	$54.1	$49.1
Accrued expenses:
Health insurance	$12.4	$14.1
Workers’ compensation	30.9	29.3
Florida ZPIC audit, gross liability	17.4	17.4
Legal settlements and other audits	13.0	6.4
Lease liability	0.3	0.9
Charity care	1.7	1.5
Estimated Medicare cap liability	1.7	0.9
Hospice cost of revenue	9.9	9.1
Patient liability	6.3	5.3
Other	5.9	4.2
	$99.5	$89.1
Other long-term obligations:
Reserve for uncertain tax positions	$2.9	$—
Deferred compensation plan liability	1.3	1.9
Other	2.0	1.9
	$6.2	$3.8

6. LONG-TERM OBLIGATIONS
Long-term debt consists of the following for the periods indicated (amounts in millions):

	As of December 31,
	2018	2017
$100.0 million Term Loan; principal payments plus accrued interest payable quarterly; interest rate at Base Rate plus Applicable Rate or Eurodollar Rate plus the Applicable Rate (3.57% at December 31, 2017); due August 28, 2020	$—	$90.0
$550.0 million Revolving Credit Facility; interest only payments; interest rate at Base Rate plus Applicable Rate or Eurodollar Rate plus the Applicable Rate (3.85% at December 31, 2018); due June 29, 2023	7.5	—
Promissory notes	1.1	0.7
Capital leases	2.3	—
Principal amount of long-term obligations	10.9	90.7
Deferred debt issuance costs	(3.5)	(1.9)
	7.4	88.8
Current portion of long-term obligations	(1.6)	(10.6)
Total	$5.8	$78.2

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Maturities of debt as of December 31, 2018 are as follows (amounts in millions):

Long-term obligations
2019	$1.6
2020	1.4
2021	0.4
2022	—
2023	7.5
$10.9
Credit Agreement
On June 29, 2018, we entered into our Amended and Restated Credit Agreement ("Credit Agreement") that provides for a senior secured revolving credit facility in an initial aggregate principal amount of up to $550.0 million (the "Revolving Credit Facility"). The Revolving Credit Facility provides for and includes within its $550.0 million limit a $25.0 million swingline facility and commitments for up to $60.0 million in letters of credit. Upon lender approval, we may increase the aggregate loan amount under the Revolving Credit Facility by either i) $125.0 million or ii) an unlimited amount subject to a leverage limit of 0.5x under the maximum allowable consolidated leverage ratio which is currently 3.0x per the Credit Agreement.
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
The interest rate on borrowings under the Revolving Credit Facility shall be selected from the following: (i) the Base Rate plus the Applicable Rate or (ii) the Eurodollar Rate plus the Applicable Rate. The “Base Rate” means a fluctuating rate per annum equal to the highest of (a) the federal funds rate plus 0.50% per annum, (b) the prime rate of interest established by the Administrative Agent, and (c) the Eurodollar Rate plus 1% per annum. The “Eurodollar Rate” means the quoted rate per annum equal to the London Interbank Offered Rate ("LIBOR") or a comparable successor rate approved by the Administrative Agent for an interest period of one, two, three or six months (as selected by us). The “Applicable Rate” is based on the consolidated leverage ratio and is presented in the table below. As of December 31, 2018, the Applicable Rate is 0.50% per annum for Base Rate Loans and 1.50% per annum for Eurodollar Rate Loans. We are also subject to a commitment fee and letter of credit fee under the terms of the Credit Facilities, as presented in the table below.

Consolidated Leverage Ratio	Base Rate Loans	Eurodollar Rate Loans	Commitment Fee	Letter of Credit Fee
> 3.00 to 1.0	1.25%	2.25%	0.35%	2.00%
≤ 3.00 to 1.0 but > 2.00 to 1.0	1.00%	2.00%	0.30%	1.75%
≤ 2.00 to 1.0 but > 1.00 to 1.0	0.75%	1.75%	0.25%	1.50%
≤ 1.00 to 1.0	0.50%	1.50%	0.20%	1.25%
The Credit Agreement requires maintenance of two financial covenants: (i) a consolidated leverage ratio of funded indebtedness to Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), as defined in the Credit Agreement, and (ii) a consolidated interest coverage ratio of EBITDA to cash interest charges, as defined in the Credit Agreement. Each of these covenants is calculated over rolling four-quarter periods and also is subject to certain exceptions and baskets. The Credit Agreement also contains customary covenants, including, but not limited to, restrictions on: incurrence of liens; incurrence of additional debt; sales of assets and other fundamental corporate changes; investments; and declarations of dividends. These covenants contain customary exclusions and baskets as detailed in the Credit Agreement.
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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

In connection with entering into the Credit Agreement, we entered into (i) a Security Agreement with the Administrative Agent dated June 29, 2018 and (ii) a Pledge Agreement with the Administrative Agent dated June 29, 2018 for the purpose of securing the payment of our obligations under the Credit Agreement. Pursuant to the Security Agreement and the Pledge Agreement, as of the effective date of the Credit Agreement, our obligations under the Credit Agreement are secured by (i) the grant of a first lien security interest in the non-real estate assets of substantially all of our direct and indirect, wholly-owned subsidiaries (subject to exceptions) and (ii) the pledge of the equity interests in (a) substantially all of our direct and indirect, wholly-owned corporate, limited liability company and limited partnership subsidiaries and (b) those joint ventures which constitute subsidiaries under the Credit Agreement (subject, in the case of the Pledge Agreement, to exceptions). In connection with our entry into the Credit Agreement, we recorded $2.4 million in deferred debt issuance costs as a reduction to long-term obligations, less current portion within our consolidated balance sheet during 2018.
Our weighted average interest rate for our $100.0 million Term Loan, under our Prior Credit Agreement, was 3.1% for the period ended December 31, 2017. Our weighted average interest rate for borrowings under our $550.0 million Revolving Credit Facility was 3.8% for the period ended December 31, 2018.
As of December 31, 2018, our consolidated leverage ratio was 0.1, our consolidated interest coverage ratio was 59.9 and we are in compliance with our covenants under the Credit Agreement. In the event we are not in compliance with our debt covenants in the future, we would pursue various alternatives in an attempt to successfully resolve the non-compliance, which might include, among other things, seeking debt covenant waivers or amendments.
As of December 31, 2018, our availability under our $550.0 million Revolving Credit Facility was $508.4 million as we have $7.5 million outstanding in borrowings and $34.1 million outstanding in letters of credit.
On February 4, 2019, we entered into a first amendment to the Credit Agreement (the "First Amendment"). See Note 16 - Subsequent Events for additional information on the First Amendment.
Promissory Notes
Our promissory notes outstanding of $1.1 million, issued in conjunction with acquisitions and software licenses, bear interest rates ranging from 2.9% to 7.0%.
Capital Leases
Our capital leases outstanding of $2.3 million relate to leased equipment and bear interest rates ranging from 5.2% to 14.3%.

7. INCOME TAXES
Income taxes attributable to continuing operations consist of the following (amounts in millions):

	For the Years Ended December 31,
	2018	2017	2016
Current income tax expense/(benefit):
Federal	$16.4	$(2.0)	$(0.5)
State and local	2.1	(0.1)	(0.1)
	18.5	(2.1)	(0.6)
Deferred income tax expense/(benefit):
Federal	14.5	51.2	22.1
State and local	5.8	1.0	2.4
	20.3	52.2	24.5
Income tax expense	$38.8	$50.1	$23.9

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Total income tax expense for the years ended December 31, 2018, 2017 and 2016 was allocated as follows (amounts in millions):

	For the Years Ended December 31,
	2018	2017	2016
Income from continuing operations	$38.8	$50.1	$23.9
Interest expense	0.1	—	(0.1)
Stockholders’ equity	—	(0.3)	(7.2)
	$38.9	$49.8	$16.6
A reconciliation of significant differences between the reported amount of income tax expense and the expected amount of income tax expense that would result from applying the U.S. federal statutory income tax rate of 21 percent in 2018 and 35 percent in 2017 and 2016 to income before taxes is as follows:

	For the Years Ended December 31,
	2018	2017	2016
Income tax expense at U.S. federal statutory rate (1)	21.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	4.8	3.8	4.8
Excess tax benefits from share-based compensation (2)	(1.6)	(3.5)	—
Tax rate change (3)	—	26.5	—
Other items, net (4)	0.2	0.2	(0.9)
Income tax expense/(benefit)	24.4%	62.0%	38.9%

(1)
On December 22, 2017, H.R. 1, originally known as the Tax Cuts and Jobs Act was enacted, which eliminated the progressive U.S. federal corporate tax rate structure with a maximum corporate tax rate of 35% and replaced it with a flat tax rate of 21%, effective January 1, 2018.

(2)
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplified the accounting for share-based payment award transactions, including income tax consequences. The new guidelines required excess tax benefits and tax deficiencies to be recorded in the income statement when stock awards vest or are settled. As a result, the Company recognized a $2.5 million and $2.9 million federal income tax benefit in the consolidated statement of operations (rather than additional paid-in capital) for the years ended December 31, 2018 and December 31, 2017, respectively, from share-based compensation excess tax benefits.

(3)
According to Accounting Standard Codification ("ASC") 740, Income Taxes, deferred tax assets and liabilities are remeasured to reflect the effects of enacted changes in tax rates at the date of enactment, even though the tax rate changes are not effective until a future period. The Company's remeasurement of its deferred tax assets and liabilities to reflect the enacted reduced tax rate, pursuant to the Tax Cuts and Jobs Act, resulted in a $21.4 million deferred income tax expense during the three-month period ended December 31, 2017.

(4)	Includes various items such as, non-deductible expenses, non-taxable income, tax credits, valuation allowance, uncertain tax positions and return-to-accrual adjustments.
As of December 31, 2018 and 2017, the Company had income taxes receivable of $1.6 million and $3.4 million, respectively, included in other current assets. The income tax receivable at December 31, 2017 includes a $2.3 million Alternative Minimum Tax ("AMT") credit carryforward. The Tax Cuts and Jobs Act repealed the AMT for corporations and made it refundable in years 2018 through 2020. As a result, the company utilized its AMT credit carryforward to reduce taxable income in 2018. The AMT credit carryforward was reclassified from deferred income taxes to other current assets as of December 31, 2017.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Deferred tax assets (liabilities) consist of the following components (amounts in millions):

	As of December 31,
	2018	2017 (1)
Deferred tax assets:
Allowance for doubtful accounts	$5.6	$5.3
Accrued payroll & employee benefits	11.2	9.0
Workers’ compensation	8.3	7.9
Amortization of intangible assets	14.7	26.0
Share-based compensation	6.9	6.1
Net operating loss carryforwards (2)	5.9	20.1
Tax credit carryforwards (3)	2.8	4.6
Other	2.9	2.4
Gross deferred tax assets	58.3	81.4
Less: valuation allowance	(0.7)	(0.7)
Net deferred tax assets	57.6	80.7
Deferred tax (liabilities):
Property and equipment	(4.4)	(4.0)
Deferred revenue	(13.5)	(18.0)
Investment in partnerships	(3.1)	(2.1)
Other liabilities	(0.8)	(0.5)
Gross deferred tax liabilities	(21.8)	(24.6)
Net deferred tax assets (liabilities)	$35.8	$56.1

(1)
According to ASC 740, Income Taxes, deferred tax assets and liabilities are remeasured to reflect the effects of enacted changes in tax rates at the date of enactment, even though the tax rate changes are not effective until a future period. The Company's remeasurement of its deferred tax assets and liabilities to reflect the enacted reduced tax rate, pursuant to the Tax Cuts and Jobs Act, resulted in a $21.4 million deferred income tax expense during the three-month period ended December 31, 2017.

(2)
According to ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, an unrecognized tax benefit is presented in the financial statements as a reduction to a deferred tax asset when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is available to settle taxes that would result from the disallowance of the tax position. Otherwise, to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional incomes taxes that would result from the disallowance of a tax position, the unrecognized tax benefit is presented in the financial statements as a liability and is not combined with deferred tax assets. As of December 31, 2017, the net operating loss (“NOL”) carryforwards in the income tax returns include unrecognized tax benefits resulting from uncertain tax positions. Accordingly, the deferred tax assets recognized for the NOL carryforwards, as of December 31, 2017, were presented net of unrecognized tax benefits of $2.1 million. As of December 31, 2018, however, the unrecognized tax benefits of $2.1 million were reclassified to other long-term obligations, since the Company utilized its remaining federal NOL carryforward and much of its remaining state NOL carryforwards in 2018.

(3)
According to ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, an unrecognized tax benefit is presented in the financial statements as a reduction to a deferred tax asset when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is available to settle taxes that would result from the disallowance of the tax position. Otherwise, to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional incomes taxes that would result from the disallowance of a tax position, the unrecognized tax benefit is presented in the financial statements as a liability and is not combined with deferred tax assets. As of December 31, 2017, the tax credit carryforwards in the income tax returns include unrecognized tax benefits resulting from uncertain tax positions. Accordingly, the deferred tax assets recognized for the tax credit carryforwards, as of December 31, 2017, were presented net of unrecognized tax benefits of $0.7 million. As of December 31, 2018, however, the unrecognized tax benefits of $0.7 million were reclassified to other long-term obligations, since the Company utilized its remaining federal tax credit carryforwards in 2018.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

The Company utilized its remaining U.S. NOL carryforwards, research and development tax credits and employment tax credits and approximately half of its remaining state NOL carryforwards and tax credits in 2018. As of December 31, 2018, we have state NOL carryforwards of $118.8 million that are available to reduce future taxable income and $3.6 million of various state tax credits available to reduce future state income taxes. The state NOL and tax credit carryforwards begin to expire at various times.
The valuation allowance for deferred tax assets which is primarily related to certain state NOLs and state tax credit carryforwards was $0.7 million as of December 31, 2018, unchanged from the year ended December 31, 2017. The net change in the total valuation allowance for the year ended December 31, 2017 was an increase of $0.3 million.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those jurisdictions during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. In order to fully realize the deferred tax assets, the Company will need to generate future taxable income before the expiration of the carryforwards governed by the tax code. Based on the current level of pretax earnings, the Company will generate the minimum amount of future taxable income needed to support the realization of the deferred tax assets. As a result, as of December 31, 2018, management believes that it is more likely than not that we will realize the benefits of these deferred tax assets, net of the existing valuation allowances. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.
Uncertain Tax Positions
We account for uncertain tax positions in accordance with the authoritative guidance for uncertain tax positions. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (amounts in millions):

	For the Years Ended December 31,
	2018	2017
Balance at beginning of period	$2.7	$4.1
Additions for tax positions related to current year	—	—
Additions for tax positions related to prior year	—	—
Reductions for tax positions related to prior years	—	—
Lapse of statute of limitations	—	(0.3)
Change in statutory tax rate (1)	—	(1.1)
Settlements	—	—
Balance at end of period	$2.7	$2.7
(1) The Company's remeasurement of its deferred tax assets and liabilities to reflect the enacted reduced tax rate as a result of the recent tax reform resulted in a $1.1 million reduction in its uncertain tax positions recorded in net deferred tax assets at December 31, 2017.
According to ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, an unrecognized tax benefit is presented in the financial statements as a reduction to a deferred tax asset when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is available to settle taxes that would result from the disallowance of the tax position. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional incomes taxes that would result from the disallowance of a tax position, the unrecognized tax benefit is presented in the financial statements as a liability and is not combined with deferred tax assets. As of December 31, 2018, the Company no longer has a federal net operating loss nor tax credit carryforwards available to settle taxes that would result from the disallowance of its uncertain tax positions; therefore, the Company reclassified the unrecognized tax benefits of $2.7 million from deferred income taxes to other long-term obligations as of December 31, 2018, that if recognized in future periods, would impact our effective tax rate.
We are subject to income taxes in the U.S. and in many of the 50 individual states, with significant operations in Louisiana, Alabama, Georgia, Massachusetts and Tennessee. We are open to examination in the U.S. and in various individual states for tax years ended December 31, 2014 through December 31, 2018. We are also open to examination in various states for the years ended 2004 – 2018 resulting from net operating losses generated and available for carryforward from those years.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

8. CAPITAL STOCK AND SHARE-BASED COMPENSATION
We are authorized by our Certificate of Incorporation to issue 60,000,000 shares of common stock, $0.001 par value and 5,000,000 shares of preferred stock, $0.001 par value. As of December 31, 2018, there were 36,252,280 and 31,973,505 shares of common stock issued and outstanding, respectively, and no shares of preferred stock issued or outstanding. Our Board of Directors is authorized to fix the dividend rights and terms, conversion and voting rights, redemption rights and other privileges and restrictions applicable to our preferred stock.
Share-Based Awards
On March 29, 2018, our Board of Directors and the Compensation Committee approved, subject to stockholder approval, the Amedisys, Inc. 2018 Omnibus Incentive Compensation Plan (the “2018 Plan”). On June 6, 2018, our stockholders approved the 2018 Plan at the Company's annual meeting of stockholders. The 2018 Plan replaces our 2008 Omnibus Incentive Compensation Plan (the “2008 Plan”), which terminated on June 6, 2018 when the stockholders approved the 2018 Plan. The 2018 Plan authorizes the grant of various types of equity-based awards, such as stock awards, restricted stock units, stock appreciation rights and stock options to eligible participants, which include all of our employees and all employees of our 50% or more owned subsidiaries, our non-employee directors and certain consultants. The vesting terms of the awards may be tied to continued employment (or, for our non-employee directors, continued service on the Board of Directors) and/or achievement of certain pre-determined performance goals. We refer to stock awards subject to service-based vesting conditions as “non-vested stock” and restricted stock units subject to service-based or a combination of service-based and performance-based vesting conditions as “non-vested stock units.” The 2018 Plan is administered by the Compensation Committee of our Board of Directors, which determines, within the provisions of the 2018 Plan, those eligible participants to whom, and the times at which, awards shall be granted. The Compensation Committee, in its discretion, may delegate its authority and duties under the 2018 Plan to specified officers; however, only the Compensation Committee may approve the terms of awards to our executive officers.
Equity-based awards may be granted for a number of shares not to exceed, in the aggregate, approximately 2.5 million shares of common stock. We had approximately 2.4 million shares available at December 31, 2018. The price per share for stock options shall be no less than the greater of (a) 100% of the fair value of a share of common stock on the date the option is granted or (b) the aggregate par value of the shares of our common stock on the date the option is granted. If a stock option is granted to any owner of 10% or more of the total combined voting power of us and our subsidiaries, the price is to be at least 110% of the fair value of a share of our common stock on the date the award is granted. Each equity-based award vests ratably over a 12 month to five year period, with the exception of those issued under contractual arrangements that specify otherwise, and may be exercised during a period as determined by our Compensation Committee or as otherwise approved by our Compensation Committee. The contractual terms of stock options exercised shall not exceed ten years from the date such option is granted. The Company analyzes historical data of forfeited awards to develop an estimated forfeiture rate that is applied to the Company's non-cash compensation expense; however, all non-cash compensation expense is adjusted to reflect actual vestings and forfeitures.
Employee Stock Purchase Plan (“ESPP”)
We have a plan whereby our eligible employees may purchase our common stock at 85% of the market price at the time of purchase. On June 7, 2012, our stockholders ratified an amendment adopted by our Board of Directors to increase the total number of shares of our common stock authorized for the issuance under our ESPP from 2,500,000 shares to 4,500,000 shares, and as of December 31, 2018, there were 1,377,017 shares available for future issuance. The following is a detail of the purchases that were made or pending Board of Director approval under the plan:

Employee Stock Purchase Plan Period	Shares Issued	Price
2016 and Prior	3,039,200	$14.72
January 1, 2017 to March 31, 2017	13,244	43.43
April 1, 2017 to June 30, 2017	11,446	53.39
July 1, 2017 to September 30, 2017	12,276	47.57
October 1, 2017 to December 31, 2017	13,323	44.80
January 1, 2018 to March 31, 2018	10,913	51.29
April 1, 2018 to June 30, 2018	8,673	72.64
July 1, 2018 to September 30, 2018	6,052	106.22
October 1, 2018 to December 31, 2018	7,856	99.54
	3,122,983

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

ESPP expense included in general and administrative expense in our accompanying consolidated statements of operations was $0.5 million for 2018 and $0.4 million for each of 2017 and 2016, respectively.
Stock Options
We use the Black-Scholes option pricing model to estimate the fair value of our stock options. There were 163,666, 308,292 and 268,538 options granted during 2018, 2017 and 2016, respectively. Stock option compensation expense included in general and administrative expense in our accompanying consolidated statements of operations was $5.7 million, $5.6 million and $6.3 million for 2018, 2017 and 2016, respectively.
The fair values of the awards were estimated using the following assumptions for each 2018, 2017 and 2016:

	For the Years Ended December 31,
	2018	2017	2016
Risk Free Rate	2.56% - 3.04%	1.99% - 2.16%	1.19% - 1.58%
Expected Volatility	42.00% - 45.32%	50.18% - 51.81%	53.44% - 54.89%
Expected Term	4.12 - 6.25 years	5.78 - 6.25 years	5.86 - 6.25 years
Weighted Average Fair Value	$42.48	$28.02	$25.99
Dividend Yield	—%	—%	—%
We used the simplified method to estimate the expected term for the stock options granted during 2018 as adequate historical experience is not available to provide a reasonable estimate.
The following table presents our stock option activity for 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)
Outstanding options at January 1, 2018	909,730	$33.25	7.62
Granted	163,666	55.87
Exercised	(162,690)	36.59
Canceled, forfeited or expired	(77,391)	35.95
Outstanding options at December 31, 2018	833,315	$36.79	6.76
Exercisable options at December 31, 2018	462,845	$27.97	6.17
The aggregate intrinsic value of our outstanding options and exercisable options at December 31, 2018 was $66.9 million and $41.3 million, respectively. Total intrinsic value of options exercised was $9.7 million and $3.9 million for 2018 and 2017, respectively; there were no options exercised during 2016. The tax benefit from stock options exercised during the period amounted to $1.6 million and $0.3 million for 2018 and 2017, respectively; there were no options exercised during 2016.
The following table presents our non-vested stock option activity for 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock options at January 1, 2018	527,798	$23.00
Granted	163,666	42.48
Vested	(246,442)	23.11
Forfeited	(74,552)	25.78
Non-vested stock options at December 31, 2018	370,470	$30.97
At December 31, 2018, there was $5.1 million of unrecognized compensation cost related to stock options that we expect to be recognized over a weighted-average period of 1.7 years.
Non-Vested Stock
We issue shares of non-vested stock with vesting terms ranging from one to five years. The compensation expense is determined based on the market price of our common stock at the date of grant applied to the total number of shares that are anticipated to

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

fully vest. Non-vested stock compensation expense included in general and administrative expenses in our accompanying consolidated statements of operations was $1.4 million, $1.7 million and $2.3 million for 2018, 2017 and 2016, respectively.
The following table presents our non-vested stock activity for 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock at January 1, 2018	46,998	$41.48
Granted	14,904	80.54
Vested	(46,998)	41.48
Canceled, forfeited or expired	—	—
Non-vested stock at December 31, 2018	14,904	$80.54
The weighted average grant date fair value of non-vested stock granted was $80.54, $62.67 and $50.55 in 2018, 2017 and 2016, respectively.
At December 31, 2018, there was $0.5 million of unrecognized compensation cost related to non-vested stock award payments that we expect to be recognized over a weighted average period of 0.4 years.
Non-Vested Stock Units
We issue non-vested stock unit awards that are service-based, performance-based or a combination of both with vesting terms ranging from one to five years. Based on the terms and conditions of these awards, we determine if the awards should be recorded as either equity or liability instruments. The compensation expense is determined based on the market price of our common stock at the date of grant, applied to the total number of units that are anticipated to vest, unless the award specifies differently. We account for such awards similar to our non-vested stock awards; however, no shares of stock are issued to the recipient until the stock unit awards have vested and after the pre-determined delivery date has occurred.
Non-Vested Stock Units – Service-Based
Service-based non-vested stock unit compensation expense included in general and administrative expenses in our accompanying consolidated statements of operations was $4.5 million, $3.6 million and $3.6 million for 2018, 2017 and 2016, respectively.
The following table presents our service-based non-vested stock units activity for 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock units at January 1, 2018	234,842	$47.58
Granted	107,051	95.14
Vested	(71,658)	46.55
Canceled, forfeited or expired	(29,835)	44.20
Non-vested stock units at December 31, 2018	240,400	$69.49
The weighted average grant date fair value of service-based non-vested stock units granted was $95.14, $53.79 and $45.60 in 2018, 2017 and 2016, respectively.
At December 31, 2018, there was $11.0 million of unrecognized compensation cost related to our service-based non-vested stock units that we expect to be recognized over a weighted average period of 2.3 years.
Non-Vested Stock Units – Service-Based and Performance-Based Awards
During 2018, we awarded performance-based awards to certain employees. The target level established by the award, which is based on the Company’s 2018 adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), provided for the recipients to receive 115,338 non-vested stock units if the target was achieved. The target number of shares to be potentially awarded has been reduced by forfeitures as indicated in the table below. Performance-based non-vested stock units compensation expense included in general and administrative expenses in our consolidated statements of operations was $5.8 million, $5.0 million and $3.7 million for 2018, 2017 and 2016, respectively.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

The following table presents our performance-based non-vested stock units activity for 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock units at January 1, 2018	252,948	$51.15
Granted	115,338	79.59
Vested	(87,482)	49.91
Canceled, forfeited or expired	(54,127)	52.60
Non-vested stock units at December 31, 2018	226,677	$65.76
The weighted average grant date fair value of performance-based non-vested stock units granted was $79.59, $52.99 and $46.29 in 2018, 2017 and 2016, respectively.
At December 31, 2018, there was $8.3 million in unrecognized compensation costs related to our performance-based non-vested stock units that we expect to be recognized over a weighted average period of 1.9 years.

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
Legal fees related to all legal matters are expensed as incurred.
Legal Proceedings – Settled
Wage and Hour Litigation

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

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

On June 12, 2017, the Company reached an agreement-in-principle to settle this matter. All parties to the action executed a binding term sheet that, subject to final documentation and court approval, provided in part for a settlement payment of approximately $43.7 million, and the dismissal with prejudice of the litigation. Approximately $15.0 million of the settlement amount was paid by the Company’s insurance carriers. The net of these two amounts, $28.7 million, was recorded as a charge in our consolidated

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

statements of operations and paid with cash on hand during 2017. On December 19, 2017, the Court entered the final order and judgment on the case.
Other Investigative Matters – Ongoing
Corporate Integrity Agreement
On April 23, 2014, with no admissions of liability on our part, we entered into a settlement agreement with the U.S. Department of Justice relating to certain of our clinical and business operations. Concurrently with our entry into this agreement, we entered into a corporate integrity agreement (“CIA”) with the Office of Inspector General-HHS (“OIG”). The CIA formalizes various aspects of our already existing ethics and compliance programs and contains other requirements designed to help ensure our ongoing compliance with federal health care program requirements. Among other things, the CIA requires us to maintain our existing compliance program, executive compliance committee and compliance committee of the Board of Directors; provide certain compliance training; continue screening new and current employees to ensure they are eligible to participate in federal health care programs; engage an independent review organization to perform certain audits and reviews and prepare certain reports regarding our compliance with federal health care programs, our billing submissions to federal health care programs and our compliance and risk mitigation programs; and provide certain reports and management certifications to the OIG. Additionally, the CIA specifically requires that we report substantial overpayments that we discover we have received from federal health care programs, as well as probable violations of federal health care laws. Upon breach of the CIA, we could become liable for payment of certain stipulated penalties, or could be excluded from participation in federal health care programs. The corporate integrity agreement has a term of five years.

Idaho and Wyoming Self-Report
During 2016, the Company engaged an independent auditing firm to perform a clinical audit of the hospice care centers acquired by Frontier Home Health and Hospice in April 2014. As of December 31, 2018, we have recorded $1.3 million to accrued expenses in our consolidated balance sheet related to this matter.
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
Third Party Audits – Ongoing
From time to time, in the ordinary course of business, we are subject to audits under various governmental programs in which third party firms engaged by the Centers for Medicare and Medicaid Services (“CMS”) conduct extensive review of claims data to identify potential improper payments.
In July 2010, our subsidiary that provides hospice services in Florence, South Carolina received from a Zone Program Integrity Contractor (“ZPIC”) a request for records regarding a sample of 30 beneficiaries who received services from the subsidiary during the period of January 1, 2008 through March 31, 2010 (the “Review Period”) to determine whether the underlying services met pertinent Medicare payment requirements. We acquired the hospice operations subject to this review on August 1, 2009; the Review Period covers time periods both before and after our ownership of these hospice operations. Based on the ZPIC’s findings for 16 beneficiaries, which were extrapolated to all claims for hospice services provided by the Florence subsidiary billed during the Review Period, on June 6, 2011, the Medicare Administrative Contractor ("MAC") for the subsidiary issued a notice of overpayment seeking recovery from our subsidiary of an alleged overpayment. We dispute these findings, and our Florence subsidiary has filed appeals through the Original Medicare Standard Appeals Process, in which we are seeking to have those findings overturned. An administrative law judge ("ALJ") hearing was held in early January 2015. On January 18, 2016, we received a letter dated January 6, 2016 referencing the ALJ hearing decision for the overpayment issued on June 6, 2011. The decision was partially favorable with a new overpayment amount of $3.7 million with a balance owed of $5.6 million including interest based on 9 disputed claims (originally 16). We filed an appeal to the Medicare Appeals Council on the remaining 9 disputed claims and also argued that the statistical method used to select the sample was not valid. No assurances can be given as to the timing or outcome of the Medicare Appeals Council decision. As of December 31, 2018, Medicare has withheld payments of $5.7 million (including additional interest) as part of their standard procedures once this level of the appeal process has been reached. In the event we are not able to recoup this alleged overpayment, we are entitled to be indemnified by the prior owners of the hospice operations for amounts relating to

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

the period prior to August 1, 2009. On January 10, 2019, an arbitration panel from the American Health Lawyers Association determined that the prior owners' liability for their indemnification obligation was $2.8 million. Accordingly, the Company reduced its indemnity receivable from $4.9 million to $2.8 million. The $2.1 million impact was recorded to general and administrative expenses, other within our consolidated statements of operations. As of December 31, 2018, we have an indemnity receivable of approximately $2.8 million for the amount withheld related to the period prior to August 1, 2009.
In July 2016, the Company received a request for medical records from SafeGuard Services, L.L.C (“SafeGuard”), a ZPIC, related to services provided by some of the care centers that the Company acquired from Infinity Home Care, L.L.C. The review period covers time periods both before and after our ownership of the care centers, which were acquired on December 31, 2015. In August 2017, the Company received Requests for Repayment from Palmetto GBA, LLC (“Palmetto”) regarding Infinity Home Care of Lakeland, LLC, (“Lakeland Care Centers”) and Infinity Home Care of Pinellas, LLC, (“Clearwater Care Center”). The Palmetto letters are based on a statistical extrapolation performed by SafeGuard which alleged an overpayment of $34.0 million for the Lakeland Care Centers on a universe of 72 Medicare claims totaling $0.2 million in actual claims payments using a 100% error rate and an overpayment of $4.8 million for the Clearwater Care Center on a universe of 70 Medicare claims totaling $0.2 million in actual claims payments using a 100% error rate.
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

At this stage of the review, based on the information currently available to the Company, the Company cannot predict the timing or outcome of this review. The Company estimates a low-end potential range of loss related to this review of $6.5 million (assuming the Company is successful in seeking indemnity from the prior owners and unsuccessful in demonstrating that the extrapolation method used by SafeGuard was erroneous). The Company has reduced its high-end potential range of loss from $38.8 million (the maximum amount Palmetto claims has been overpaid for both the Lakeland Care Centers and the Clearwater Care Center, of which amount $12.6 million is subject to indemnification by the prior owners) to $29.3 million based on the partial success achieved by the Company in prosecuting its Level I and II Administrative Appeals.

As of December 31, 2018, we have an accrued liability of approximately $17.4 million related to this matter. We expect to be indemnified by the prior owners for approximately $10.9 million of the total $12.6 million available indemnification related to this matter and have recorded this amount within other assets in our consolidated balance sheet as of December 31, 2018. The net of these two amounts, $6.5 million, was recorded as a reduction in revenue in our consolidated statements of operations during 2017. As of December 31, 2018, $1.5 million of net receivables have been impacted by this payment suspension.
Compliance
From time to time, the Company performs internal reviews of claims data to identify potential improper payments. Any overpayments are recorded as a reduction in revenue in our consolidated statements of operations. As of December 31, 2018, we have recorded $5.6 million to accrued expenses in our consolidated balance sheet as a result of these reviews.
Operating Leases
We have leased office space at various locations under non-cancelable agreements that expire between 2019 and 2028, and require various minimum annual rentals. Our operating leases are for lease terms of one to ten years and may include, in addition to base rental amounts, certain landlord pass-through costs for our pro-rata share of the lessor’s real estate taxes, utilities and common area maintenance costs. Some of our operating leases contain escalation clauses, in which annual minimum base rentals increase over the term of the lease.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Total minimum rental commitments for leased office space as of December 31, 2018 are as follows (amounts in millions):

2019	$23.3
2020	18.7
2021	13.2
2022	8.5
2023	5.2
Future years	9.8
Total	$78.7
Rent expense for non-cancelable operating leases was $27.8 million, $28.6 million and $27.5 million for 2018, 2017 and 2016, respectively.
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

	As of December 31,
Type of Insurance	2018	2017
Health insurance	$12.4	$14.1
Workers’ compensation	30.9	29.3
Professional liability	4.3	4.3
	47.6	47.7
Less: long-term portion	(1.1)	(1.2)
	$46.5	$46.5
Our health insurance has an exposure limit of $1.0 million for any individual covered life. Our workers compensation insurance has a retention limit of $0.5 million per incident and our professional liability insurance has a retention limit of $0.3 million per incident. Effective January 1, 2019, our workers compensation insurance retention limit will increase to $1.0 million per incident.
Severance
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
Effective January 1, 2017, our match of contributions to be made to each eligible employee contribution is $0.44 for every $1.00 contributed up to the first 6% of their salary. During 2016, our match of contributions to be made to each eligible employee contribution was $0.375 for every $1.00 contributed up to the first 6% of their salary. The match is discretionary and thus is subject to change at the discretion of management. These contributions are made in the form of our common stock, valued based upon the fair value of the stock as of the end of each calendar quarter end. We expensed approximately $9.0 million, $8.8 million and $6.9 million related to our 401(k) benefit plan for 2018, 2017 and 2016, respectively.
Deferred Compensation Plan
We had a Deferred Compensation Plan for additional tax-deferred savings for a select group of management or highly compensated employees. Amounts credited under the Deferred Compensation Plan were funded into a rabbi trust, which is managed by a trustee. The trustee has the discretion to manage the assets of the Deferred Compensation Plan as deemed fit, thus, the assets are not necessarily reflective of the same investment choices that would have been made by the participants.
Effective January 1, 2015, all prospective salary deferrals ceased. Participants will be allowed to make transactions with any remaining account balances as they wish per plan guidelines.

11. SHARE REPURCHASE
2018 Share Repurchase
On June 4, 2018, we purchased 2,418,304 of our common shares from affiliates of KKR Credit Advisors (US) LLC ("KKR"), representing one-half of KKR's holdings in the Company and 7.1% of the aggregate outstanding shares of the Company's common stock for a total purchase price of $181.4 million including related direct costs. The Company repurchased the shares at $73.96 which represents 96% of the closing stock price of the Company's common stock on June 4, 2018. The repurchased shares are classified as treasury shares.
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

12. EXIT AND RESTRUCTURING ACTIVITIES
During 2017, we closed four Florida home health care centers, consolidated another three Florida home health care centers with care centers servicing the same markets and implemented a plan to restructure our home health division. As a result of these actions, we recorded non-cash charges of $1.3 million in asset impairment expense related to the write-off of intangible assets, $0.6 million in other general and administrative expenses related to lease termination costs and $3.0 million in salaries and benefits related to severance costs which was offset by a reduction in non-cash compensation of approximately $1.0 million within our consolidated statements of operations for 2017.

Our reserve activity for our 2017 exit and restructuring activity is as follows (amounts in millions):

	2017 Exit Activity
	Lease Termination	Severance
Balances at December 31, 2016	$—	$—
Charge in 2017	0.6	3.0
Cash expenditures in 2017	—	(0.7)
Balances at December 31, 2017	0.6	2.3
Charge in 2018	—	—
Cash expenditures in 2018	(0.5)	(2.3)
Balances at December 31, 2018	$0.1	$—

l3. SEGMENT INFORMATION
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
During 2018, management revised its measurement of the personal care segment's operating income (loss) to exclude certain expenses that were not directly attributable to the support of the segment, but rather a corporate support function. Prior periods have been restated to conform to the current presentation.
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

	For the Year Ended December 31, 2018
	Home Health	Hospice	Personal Care	Other	Total
Net service revenue	$1,174.5	$410.9	$77.2	$—	$1,662.6
Cost of service, excluding depreciation and amortization	722.1	212.0	58.8	—	992.9
General and administrative expenses	276.3	84.6	12.8	127.6	501.3
Depreciation and amortization	3.5	1.1	0.3	8.4	13.3
Operating expenses	1,001.9	297.7	71.9	136.0	1,507.5
Operating income (loss)	$172.6	$113.2	$5.3	$(136.0)	$155.1

	For the Year Ended December 31, 2017
	Home Health	Hospice	Personal Care	Other	Total
Net service revenue	$1,083.9	$367.8	$59.6	$—	$1,511.3
Cost of service, excluding depreciation and amortization	670.9	187.5	45.0	—	903.4
General and administrative expenses	278.4	76.6	9.5	117.8	482.3
Depreciation and amortization	3.5	0.9	0.2	12.5	17.1
Securities Class Action Lawsuit settlement, net	—	—	—	28.7	28.7
Asset impairment charge	1.3	—	—	—	1.3
Operating expenses	954.1	265.0	54.7	159.0	1,432.8
Operating income (loss)	$129.8	$102.8	$4.9	$(159.0)	$78.5

	For the Year Ended December 31, 2016
	Home Health	Hospice	Personal Care	Other	Total
Net service revenue	$1,071.7	$311.9	$35.7	$—	$1,419.3
Cost of service, excluding depreciation and amortization	643.7	164.5	26.3	—	834.5
General and administrative expenses	283.4	70.2	5.8	144.0	503.4
Depreciation and amortization	6.0	1.3	—	12.4	19.7
Asset impairment charge	—	—	—	4.4	4.4
Operating expenses	933.1	236.0	32.1	160.8	1,362.0
Operating income (loss)	$138.6	$75.9	$3.6	$(160.8)	$57.3

14. UNAUDITED SUMMARIZED QUARTERLY FINANCIAL INFORMATION

			Net Income (Loss) Attributable to Amedisys, Inc. Common Stockholders (1)
	Revenue	Net Income (Loss) Attributable to Amedisys, Inc.	Basic	Diluted
2018
1st Quarter	$399.3	$27.2	$0.80	$0.79
2nd Quarter	411.6	33.3	1.00	0.98
3rd Quarter	417.3	31.4	0.99	0.96
4th Quarter	434.4	27.5	0.86	0.84
	$1,662.6	$119.3	$3.64	$3.55
2017
1st Quarter	$364.7	$15.1	$0.45	$0.44
2nd Quarter (2)	374.9	4.5	0.13	0.13
3rd Quarter	373.7	14.6	0.43	0.42
4th Quarter (3)	398.0	(3.8)	(0.11)	(0.11)
	$1,511.3	$30.3	$0.90	$0.88

(1)	Because of the method used in calculating per share data, the quarterly per share data may not necessarily total to the per share data as computed for the entire year.

(2)
During the second quarter of 2017, we incurred certain costs associated with the Securities Class Action Lawsuit settlement. Net of income taxes, the costs amounted to $18.0 million for the three-month period ended June 30, 2017.

(3)	During the fourth quarter of 2017, we recorded a charge of $21.4 million, net of income taxes as the result of the enactment of H.R. 1 (Tax Cuts and Jobs Act).
15. RELATED PARTY TRANSACTIONS
On June 4, 2018, we purchased 2,418,304 of our common shares from affiliates of KKR Credit Advisors (US) LLC ("KKR"), representing one-half of KKR's holdings in the Company and 7.1% of the aggregate outstanding shares of the Company's common stock for a total purchase price of $181.4 million including related direct costs. The Company repurchased the shares at $73.96 which represents 96% of the closing stock price of the Company's common stock on June 4, 2018. At the time of the transaction, KKR held approximately 14.2% of the Company's outstanding shares of common stock.
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
Effective October 22, 2015, we entered into a contract for telemonitoring services with Care Innovations, LLC (“Care Innovations”). At that time, Paul Kusserow, our President and Chief Executive Officer, was a member of the Advisory Board to Care Innovations. In connection with our contract for telemonitoring services for the Company, Care Innovations was to receive an annual fee of approximately $1.8 million. During 2016, we incurred costs of approximately $1.5 million related to this related party engagement. We did not incur any additional costs related to this engagement during 2017 or 2018. Mr. Kusserow did not receive any direct compensation or direct financial benefit from the engagement of Care Innovations as our telemonitoring partner and no longer serves as a member of Care Innovations' Advisory Board.

16. SUBSEQUENT EVENTS
Acquisitions
On February 1, 2019, we acquired Compassionate Care Hospice ("CCH"), a national hospice care provider headquartered in New Jersey, for a purchase price of $340 million, which is inclusive of approximately $50 million in payments related to a tax asset and working capital.
On February 14, 2019, we signed a definitive agreement to acquire the assets of RoseRock Healthcare, an Oklahoma based hospice provider for a purchase price of $17.5 million.
First Amendment to Amended and Restated Credit Agreement
On February 4, 2019, we entered into the First Amendment to the Credit Agreement (as amended by the First Amendment, the “Amended Credit Agreement”). The Amended Credit Agreement provides for a senior secured credit facility in an initial aggregate principal amount of up to $725 million, which includes the $550 million Revolving Credit Facility under the Credit Agreement, and a term loan facility in the principal amount of up to $175 million (the “Term Loan Facility” and collectively with the Revolving Credit Facility, the “Credit Facility”), which was added by the First Amendment.
We borrowed the entire principal amount of the Term Loan Facility on February 4, 2019 in order to fund a portion of the purchase price of the CCH acquisition, with the remainder of the purchase price and associated transactional fees and expenses funded by proceeds from the Revolving Credit Facility.
The loans issued under the Credit Facility bear interest on a per annum basis, at our election, at either (i) the Base Rate plus an Applicable Rate or (ii) the Eurodollar Rate plus an Applicable Rate. The Amended Credit Agreement provides for an Applicable Rate that is 0.25% lower than the rate provided in the Credit Agreement. As a result, the current Applicable Rate for Base Rate loans and Eurodollar Rate loans is equal to 0.50% per annum and 1.50% per annum, respectively. We are also subject to a commitment fee and letter of credit fee under the terms of the Amended Credit Agreement, as presented in the table below.

Consolidated Leverage Ratio	Base Rate Loans	Eurodollar Rate Loans	Commitment Fee	Letter of Credit Fee
≥ 3.00 to 1.0	1.00%	2.00%	0.35%	1.75%
< 3.00 to 1.0 but ≥ 2.00 to 1.0	0.75%	1.75%	0.30%	1.50%
< 2.00 to 1.0 but ≥ 0.75 to 1.0	0.50%	1.50%	0.25%	1.25%
< 0.75 to 1.0	0.25%	1.25%	0.20%	1.00%
The final maturity date of the Credit Facility is February 4, 2024. The Revolving Facility will terminate and be due and payable as of the final maturity date. The Term Loan Facility, however, is subject to quarterly amortization of principal in the amount of (i) 0.625% for the period commencing on February 4, 2019 and ending on March 31, 2020, (ii) 1.250% for the period commencing on April 1, 2020 and ending on March 31, 2023, and (iii) 1.875% for the period commencing on April 1, 2023 and ending on February 4, 2024. The remaining balance of the Term Loan Facility must be paid upon the final maturity date. In addition to the scheduled amortization of the Term Loan Facility, and subject to customary exceptions and reinvestment rights, we are required to prepay the Term Loan Facility, first, and the Revolving Credit Facility, second, with 100% of all net cash proceeds received by any loan party or any subsidiary thereof in connection with (a) any asset sale or disposition where such loan party receives net cash proceeds in excess of $5 million or (b) any debt issuance that is not permitted under the Amended Credit Agreement.
Joinder Agreement
In connection with the CCH acquisition, we entered into a Joinder Agreement, dated as of February 4, 2019, pursuant to which CCH and its subsidiaries were made parties to, and became subject to the terms and conditions of, the Amended Credit Agreement, the Amended and Restated Security Agreement, dated as of June 29, 2018, and the Amended and Restated Pledge Agreement, dated as of June 29, 2018. Pursuant to the Joinder, the Amended and Restated Security Agreement, and the Amended and Restated Pledge Agreement, CCH and its subsidiaries granted in favor of the Administrative Agent a first lien security interest in substantially all of their personal property assets and pledged to the Administrative Agent each of their respective subsidiaries’ issued and outstanding equity interests. CCH and its subsidiaries also guaranteed our obligations, whether now existing or arising after the effective date of the Joinder, under the Amended Credit Agreement pursuant to the terms of the Joinder and the Amended Credit Agreement.
Stock Repurchase Program
On February 25, 2019, we announced that our Board of Directors authorized a stock repurchase program, under which we may repurchase up to $100 million of our outstanding common stock through March 1, 2020.

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
In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2018, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.
Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2018, the end of the period covered by this Annual Report on Form 10-K.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded our internal control over financial reporting was effective as of December 31, 2018.
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
Changes in Internal Controls
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls
Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and, based on an evaluation of our controls and procedures, our principal executive officer and our principal financial officer concluded our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2018, the end of the period covered by this Annual Report.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Amedisys, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Amedisys, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2019 expressed an unqualified opinion on those consolidated financial statements.
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
February 28, 2019

ITEM 9B. OTHER INFORMATION
None.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to the 2019 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2018.
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

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the 2019 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the 2019 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2018.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the 2019 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2018.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to the 2019 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2018.

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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference
2.1	Equity Purchase Agreement dated February 5, 2016, by and between the Company, as Purchaser, and Michael Trigilio, as Seller	The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016	0-24260	2.1

2.2	First Amendment to Equity Purchase Agreement, dated May 18, 2018, by and among the Company, Amedisys Personal Care, LLC, Associated Home Care, LLC, Elder Home Options, LLC and Michael Trigilio	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018	0-24260	10.1

2.3	Share Repurchase Agreement, dated as of June 4, 2018, by and among the Company and the selling stockholders set forth on Schedule I thereto	The Company's current Report on Form 8-K filed on June 4, 2018	0-24260	2.1

2.4	Stock Purchase Agreement, dated as of October 9, 2018, by and among Milton Heching, the Heching 2012 Exempt Irrevocable Trust, Amedisys Hospice, L.L.C., Compassionate Care Hospice Group, Inc., and solely for purposes of Sections 3.4, 4.3(a), 4.15 and Article VIII thereof, Amedisys, Inc.	The Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018	0-24260	2.1

3.1	Composite of Certificate of Incorporation of the Company inclusive of all amendments through June 14, 2007	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	0-24260	3.1

3.2	Composite of By-Laws of the Company inclusive of all amendments through April 20, 2016	The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016	0-24260	3.2

4.1	Common Stock Specimen	The Company’s Registration Statement on Form S-3 filed August 20, 2007	333-145582	4.8

10.1	Form of Director Indemnification Agreement dated February 12, 2009	The Company’s Annual Report on Form 10-K for the year ended December 31, 2008	0-24260	10.1

10.2*	Amended and Restated Amedisys, Inc. Employee Stock Purchase Plan dated June 7, 2012	The Company’s Current Report on Form 8-K filed June 8, 2012	0-24260	10.1

10.3*	Composite Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan (inclusive of Plan amendments dated June 7, 2012, October 25, 2012, April 23, 2015 and June 4, 2015, January 20, 2017 and February 22, 2017 and the full text of the Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan)	The Company's Annual Report on Form 10-K for the year ended December 31, 2016	0-24260	10.3

10.4*	Form of Nonvested Stock Award Agreement Issued under the Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008	0-24260	10.3

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference
10.5*	Form of Restricted Stock Unit Agreement Issued under the Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008	0-24260	10.4

10.6*	Form of Stock Option Award Agreement Issued under the Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan	The Company’s Annual Report on Form 10-K for the year ended December 31, 2014	0-24260	10.6

10.7*	Form of Performance Stock Option Award Agreement Issued under the Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan	The Company’s Annual Report on Form 10-K for the year ended December 31, 2014	0-24260	10.7

10.8*	Form of Restricted Stock Award Agreement Issued under the Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan	The Company’s Annual Report on Form 10-K for the year ended December 31, 2014	0-24260	10.8

10.9*	Form of Restricted Performance Stock Award Agreement Issued under the Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan	The Company’s Annual Report on Form 10-K for the year ended December 31, 2014	0-24260	10.9

†10.10*	Form of Stock Option Award Agreement Issued under the Amedisys, Inc. 2018 Omnibus Incentive Compensation Plan

†10.11*	Form of Restricted Stock Unit Award Agreement Issued under the Amedisys, Inc. 2018 Omnibus Incentive Compensation Plan

†10.12*	Form of Performance Restricted Stock Unit Award Agreement Issued under the Amedisys, Inc. 2018 Omnibus Incentive Compensation Plan

10.13*	Composite Amedisys, Inc. 1998 Stock Option Plan (inclusive of amendments dated June 10, 2004, June 8, 2006 and June 22, 2006 and the full text of the Amedisys, Inc. 1998 Stock Option Plan)	The Company’s Registration Statement on Form S-8 filed June 22, 2007	333-143967	4.2

10.14*	Composite Director’s Stock Option Plan (inclusive of Plan amendments dated June 10, 2004, and the full text of the Directors Stock Option Plan)	The Company’s Annual Report on Form 10-K for the year ended December 31, 2005	0-24260	10.4

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

10.15*	Amended and Restated Employment Agreement dated as of September 27, 2018, by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Paul B. Kusserow	The Company’s Current Report on Form 8-K filed on October 3, 2018	0-24260	10.1

10.16*	Amedisys Holding, L.L.C. Severance Plan for Key Executives dated as of April 30, 2015 (inclusive of all amendments thereto adopted on or before December 13, 2016)	The Company's Annual Report on Form 10-K for the year ended December 31, 2016	0-24260	10.15

10.17*	Transition Agreement and General Release of Lawrence Pernosky	The Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017	0-24260	10.1

10.18*	Agreement to Terminate Transition Agreement and General Release of Lawrence Pernosky	The Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017	0-24260	10.2

10.19*	Confidential Separation Agreement and General Release between the Company and Stephen E. Seim	The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018	0-24260	10.1

10.20*	Amedisys, Inc. 2018 Omnibus Incentive Compensation Plan	The Company's Definitive Proxy Statement filed on April 25, 2018	0-24260	Appendix A

10.21*	Amendment to the Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan, dated September 25, 2018	The Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018	0-24260	10.1

10.22*	Amendment to the Amedisys, Inc. 2018 Omnibus Incentive Compensation Plan, dated September 25, 2018	The Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018	0-24260	10.2

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference
10.23
Amended and Restated Credit Agreement dated as of June 29, 2018, among the Company and Amedisys Holding, L.L.C., as borrowers, certain subsidiaries of the Company party thereto as guarantors, Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, JPMorgan Chase Bank, N.A., as Syndication Agent, Capital One Bank National Association, Citizens Bank, N.A., Compass Bank, Fifth Third Bank, Hancock Whitney Bank, Regions Bank, and Wells Fargo Bank, National Association, as Co-Documentation Agents, the lenders party thereto, Merrill Lynch, Pierce Fenner & Smith Incorporated, Citizens Bank N.A., Fifth Third Bank and JPMorgan Chase Bank, N.A., as Joint Lead Arrangers, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and JPMorgan Chase Bank, N.A., as Joint Bookrunners
		The Company’s current Report on Form 8-K filed on July 2, 2018	0-24260	10.1

10.24	Amended and Restated Security Agreement, dated as of June 29, 2018, among the Company and Amedisys Holding, L.L.C., as borrowers, certain other parties identified as “grantors” on the signature pages thereto and Bank of America, N.A., in its capacity as Administrative Agent	The Company’s current Report on Form 8-K filed on July 2, 2018	0-24260	10.2

10.25	Amended and Restated Pledge Agreement dated as of June 29, 2018, among the Company and Amedisys Holding, L.L.C., as borrowers, certain other parties identified as “pledgors” on the signature pages thereto, and Bank of America, N.A., in its capacity as Administrative Agent	The Company’s current Report on Form 8-K filed on July 2, 2018	0-24260	10.3

10.26	Settlement Agreement effective April 23, 2014 by and among (a) the United States of America, acting through the United States Department of Justice and on Behalf of the Office of Inspector General of the Department of Health and Human Services, (b) Amedisys, Inc. and Amedisys Holding, L.L.C. and (c) the various Relators named therein	The Company’s Current Report on Form 8-K filed on April 24, 2014	0-24260	10.1

10.27	Corporate Integrity Agreement effective April 22, 2014 between the Office of Inspector General of the Department of Health and Human Services and Amedisys, Inc. and Amedisys Holding, L.L.C.	The Company’s Current Report on Form 8-K filed on April 24, 2014	0-24260	10.2

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference
10.28	Agreement and Plan of Merger dated October 31, 2015 by and among Amedisys Health Care West, L.L.C., IHC Acquisitions, L.L.C., Infinity Home Care, L.L.C., Axiom HealthEquity Holdings Management, LLC, Infinity Healthcare Holdings, LLC, and Amedisys, Inc.	The Company’s Annual Report on Form 10-K for the year ended December 31, 2015	0-24260	10.27

10.29	Agreement of Purchase and Sale dated as of November 25, 2015, between Amedisys, Inc., through its wholly-owned subsidiary, Amedisys Property, L.L.C., as seller and Franciscan Missionaries of Our Lady of the Lake Heath System, Inc., as purchaser.	The Company’s Annual Report on Form 10-K for the year ended December 31, 2015	0-24260	10.28

†21.1	Subsidiaries of the Registrant

†23.1	Consent of KPMG LLP

†31.1	Certification of Paul B. Kusserow, President and Chief Executive Officer (principal executive officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2	Certification of Scott G. Ginn, Chief Financial Officer (principal financial officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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
Date: February 28, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/S/ PAUL B. KUSSEROW	President, Chief Executive Officer and Member of the Board (Principal Executive Officer)	February 28, 2019
Paul B. Kusserow

/S/ SCOTT G. GINN	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2019
Scott G. Ginn

/S/ LINDA J. HALL	Director	February 28, 2019
Linda J. Hall

/S/ JULIE D. KLAPSTEIN	Director	February 28, 2019
Julie D. Klapstein

/S/ RICHARD A. LECHLEITER	Director	February 28, 2019
Richard A. Lechleiter

/S/ JAKE L. NETTERVILLE	Director	February 28, 2019
Jake L. Netterville

/S/ BRUCE D. PERKINS	Director	February 28, 2019
Bruce D. Perkins

/S/ JEFFREY A. RIDEOUT	Director	February 28, 2019
Jeffrey A. Rideout

/S/ DONALD A. WASHBURN	Non-Executive Chairman of the Board	February 28, 2019
Donald A. Washburn

/S/ NATHANIEL M. ZILKHA	Director	February 28, 2019
Nathaniel M. Zilkha