Form 10-Q
period 2019-03-31
AMEDISYS INC
filed 2019-05-01
CIK 896262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, is as follows: Common stock, $0.001 par value, 32,044,848 shares outstanding as of April 26, 2019.

SPECIAL CAUTION CONCERNING FORWARD-LOOKING STATEMENTS
When included in this Quarterly Report on Form 10-Q, or in other documents that we file with the Securities and Exchange Commission (“SEC”) or in statements made by or on behalf of the Company, words like “believes,” “belief,” “expects,” “plans,” “anticipates,” “intends,” “projects,” “estimates,” “may,” “might,” “would,” “should” and similar expressions are intended to identify forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a variety of risks and uncertainties that could cause actual results to differ materially from those described therein. These risks and uncertainties include, but are not limited to the following: changes in or our failure to comply with existing federal and state laws or regulations or the inability to comply with new government regulations on a timely basis, changes in Medicare and other medical payment levels, our ability to open care centers, acquire additional care centers and integrate and operate these care centers effectively, competition in the healthcare industry, changes in the case mix of patients and payment methodologies, changes in estimates and judgments associated with critical accounting policies, our ability to maintain or establish new patient referral sources, our ability to consistently provide high-quality care, our ability to attract and retain qualified personnel, changes in payments and covered services by federal and state governments, future cost containment initiatives undertaken by third-party payors, our access to financing, our ability to meet debt service requirements and comply with covenants in debt agreements, business disruptions due to natural disasters or acts of terrorism, our ability to integrate, manage and keep our information systems secure, our ability to comply with requirements stipulated in our corporate integrity agreement, our ability to realize the anticipated benefits of the acquisition of Compassionate Care Hospice, and changes in law or developments with respect to any litigation relating to the Company, including various other matters, many of which are beyond our control.
Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on any forward-looking statement as a prediction of future events. We expressly disclaim any obligation or undertaking and we do not intend to release publicly any updates or changes in our expectations concerning the forward-looking statements or any changes in events, conditions or circumstances upon which any forward-looking statement may be based, except as required by law. For a discussion of some of the factors discussed above as well as additional factors, see our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 28, 2019, particularly, Part I, Item 1A - Risk Factors therein, which are incorporated herein by reference and Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q. Additional risk factors may also be described in reports that we file from time to time with the SEC.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMEDISYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	March 31, 2019 (unaudited)	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$10,554	$20,229
Patient accounts receivable	236,437	188,972
Prepaid expenses	10,792	7,568
Other current assets	13,948	7,349
Total current assets	271,731	224,118
Property and equipment, net of accumulated depreciation of $96,892 and $95,472	29,716	29,449
Operating lease right of use assets	83,064	—
Goodwill	649,514	329,480
Intangible assets, net of accumulated amortization of $33,166 and $33,050	62,801	44,132
Deferred income taxes	32,525	35,794
Other assets	54,888	54,145
Total assets	$1,184,239	$717,118
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$32,797	$28,531
Payroll and employee benefits	111,312	92,858
Accrued expenses	121,716	99,475
Current portion of long-term obligations	6,038	1,612
Current portion of operating lease liabilities	25,514	—
Total current liabilities	297,377	222,476
Long-term obligations, less current portion	303,733	5,775
Operating lease liabilities, less current portion	55,840	—
Other long-term obligations	6,089	6,234
Total liabilities	663,039	234,485
Commitments and Contingencies—Note 6
Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized; 36,337,743 and 36,252,280 shares issued; and 32,037,667 and 31,973,505 shares outstanding	36	36
Additional paid-in capital	613,714	603,666
Treasury stock, at cost 4,300,076 and 4,278,775 shares of common stock	(244,373)	(241,685)
Accumulated other comprehensive income	15	15
Retained earnings	150,854	119,550
Total Amedisys, Inc. stockholders’ equity	520,246	481,582
Noncontrolling interests	954	1,051
Total equity	521,200	482,633
Total liabilities and equity	$1,184,239	$717,118
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	For the Three-Month Periods Ended March 31
	2019	2018
Net service revenue	$467,340	$399,262
Cost of service, excluding depreciation and amortization	275,274	238,309
General and administrative expenses:
Salaries and benefits	94,830	75,631
Non-cash compensation	6,615	4,044
Other	43,402	41,680
Depreciation and amortization	2,895	3,593
Operating expenses	423,016	363,257
Operating income	44,324	36,005
Other income (expense):
Interest income	24	120
Interest expense	(3,349)	(1,703)
Equity in earnings from equity method investments	1,216	1,860
Miscellaneous, net	236	601
Total other (expense) income, net	(1,873)	878
Income before income taxes	42,451	36,883
Income tax expense	(10,878)	(9,563)
Net income	31,573	27,320
Net income attributable to noncontrolling interests	(269)	(161)
Net income attributable to Amedisys, Inc.	$31,304	$27,159
Basic earnings per common share:
Net income attributable to Amedisys, Inc. common stockholders	$0.98	$0.80
Weighted average shares outstanding	32,001	33,971
Diluted earnings per common share:
Net income attributable to Amedisys, Inc. common stockholders	$0.95	$0.79
Weighted average shares outstanding	32,893	34,592
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except common stock shares)
(Unaudited)

	Total	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other ComprehensiveIncome	Retained Earnings	Noncontrolling Interests
		Shares	Amount
Balance, December 31, 2017	$516,426	35,747,134	$35	$568,780	$(53,713)	$15	$204	$1,105
Issuance of stock – employee stock purchase plan	597	13,323	—	597	—	—	—	—
Issuance of stock – 401(k) plan	2,379	45,149	—	2,379	—	—	—	—
Issuance/(cancellation) of non-vested stock	—	53,251	—	—	—	—	—	—
Exercise of stock options	125	2,612	—	125	—	—	—	—
Non-cash compensation	4,044	—	—	4,044	—	—	—	—
Surrendered shares	(1,305)	—	—	—	(1,305)	—	—	—
Noncontrolling interest distribution	(28)	—	—	—	—	—	—	(28)
Net income	27,320	—	—	—	—	—	27,159	161
Balance, March 31, 2018	$549,558	35,861,469	$35	$575,925	$(55,018)	$15	$27,363	$1,238

Balance, December 31, 2018	$482,633	36,252,280	$36	$603,666	$(241,685)	$15	$119,550	$1,051
Issuance of stock – employee stock purchase plan	782	7,856	—	782	—	—	—	—
Issuance of stock – 401(k) plan	2,295	19,591	—	2,295	—	—	—	—
Issuance/(cancellation) of non-vested stock	—	51,162	—	—	—	—	—	—
Exercise of stock options	356	6,854	—	356	—	—	—	—
Non-cash compensation	6,615	—	—	6,615	—	—	—	—
Surrendered shares	(2,688)	—	—	—	(2,688)	—	—	—
Noncontrolling interest distribution	(366)	—	—	—	—	—	—	(366)
Net income	31,573	—	—	—	—	—	31,304	269
Balance, March 31, 2019	$521,200	36,337,743	$36	$613,714	$(244,373)	$15	$150,854	$954

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Three-Month Periods Ended March 31
	2019	2018
Cash Flows from Operating Activities:
Net income	$31,573	$27,320
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,895	3,593
Non-cash compensation	6,615	4,044
401(k) employer match	2,379	2,567
Amortization and impairment of operating lease right of use assets	8,345	—
(Gain) loss on disposal of property and equipment	(4)	563
Deferred income taxes	3,269	2,945
Equity in earnings from equity method investments	(1,216)	(1,860)
Amortization of deferred debt issuance costs/debt discount	213	178
Return on equity investment	725	625
Changes in operating assets and liabilities, net of impact of acquisitions:
Patient accounts receivable	(22,333)	8,260
Other current assets	(10,635)	(6,982)
Other assets	(338)	46
Accounts payable	(11,140)	(1,523)
Accrued expenses	18,838	(1,807)
Other long-term obligations	(144)	2,348
Operating lease liabilities	(8,139)	—
Operating lease right of use assets	(844)	—
Net cash provided by operating activities	20,059	40,317
Cash Flows from Investing Activities:
Proceeds from sale of deferred compensation plan assets	208	462
Proceeds from the sale of property and equipment	65	5
Investments in equity method investees	(120)	—
Purchases of property and equipment	(1,198)	(1,462)
Acquisitions of businesses, net of cash acquired	(327,867)	(2,250)
Net cash used in investing activities	(328,912)	(3,245)
Cash Flows from Financing Activities:
Proceeds from issuance of stock upon exercise of stock options	356	125
Proceeds from issuance of stock to employee stock purchase plan	782	597
Shares withheld upon stock vesting	(2,688)	(1,305)
Noncontrolling interest distribution	(366)	(28)
Proceeds from borrowings under term loan	175,000	—
Proceeds from borrowings under revolving line of credit	161,500	—
Repayments of borrowings under revolving line of credit	(34,000)	—
Principal payments of long-term obligations	(559)	(2,819)
Debt issuance costs	(847)	—
Net cash provided by (used in) financing activities	299,178	(3,430)
Net (decrease) increase in cash and cash equivalents	(9,675)	33,642
Cash and cash equivalents at beginning of period	20,229	86,363
Cash and cash equivalents at end of period	$10,554	$120,005
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$725	$1,065
Cash paid for income taxes, net of refunds received	$404	$2,813
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. NATURE OF OPERATIONS, CONSOLIDATION AND PRESENTATION OF FINANCIAL STATEMENTS
Amedisys, Inc., a Delaware corporation, (together with its consolidated subsidiaries, referred to herein as “Amedisys,” “we,” “us,” or “our”) is a multi-state provider of home health, hospice and personal care services with approximately 74% of our revenue derived from Medicare for the three-month periods ended March 31, 2019 and 2018. As of March 31, 2019, we owned and operated 321 Medicare-certified home health care centers, 138 Medicare-certified hospice care centers and 12 personal-care care centers in 38 states within the United States and the District of Columbia.
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
This report should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission (“SEC”) on February 28, 2019 (the “Form 10-K”), which includes information and disclosures not included herein. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from the interim financial information presented, as allowed by such SEC rules and regulations.
Recently Adopted Accounting Pronouncements
On January 1, 2019, the Company adopted Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842); ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU 2018-10, Codification Improvements to Topic 842, Leases; and ASU 2018-11, Targeted Improvements (collectively, "Topic 842") using a modified retrospective transition approach, which requires the new standards to be applied to all leases existing at the date of initial application. Under Topic 842, lessees are required to recognize a lease liability and right-of-use asset ("ROU asset") for all leases with a term greater than twelve months and to disclose key information about leasing arrangements. Additionally, leases will be classified as either financing or operating; the classification will determine the pattern of expense recognition and classification within the statement of operations.
We are using the standards' effective date as our date of initial application. Consequently, our financial information was not updated and the disclosures required under the new standard are not provided for dates and periods prior to January 1, 2019.
The new standard provides several optional practical expedients that can be adopted at transition. We have elected the "package of practical expedients," which allows us to not reassess our prior conclusions regarding lease identification, lease classification and initial direct costs. We did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us.
The most significant effects related to this adoption relate to (1) the recognition of new ROU assets and lease liabilities on our balance sheet for our real estate and fleet operating leases; and (2) significant new disclosures about our leasing activities. Upon adoption, we recognized approximately $80 million in additional operating liabilities with corresponding ROU assets of approximately the same amount.
The new standard also provides practical expedients for an entity's ongoing accounting. We have elected the practical expedient that allows us to not separate lease and non-lease components for all of our leases. We are applying the short-term lease recognition exemption to certain information technology leases; therefore, we did not recognize ROU assets and lease liabilities for these leases.
Use of Estimates
Our accounting and reporting policies conform with U.S. GAAP. In preparing the unaudited condensed consolidated financial statements, we are required to make estimates and assumptions that impact the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
We account for investments in entities in which we have the ability to exercise significant influence under the equity method if we hold 50% or less of the voting stock and the entity is not a variable interest entity in which we are the primary beneficiary. The book value of investments that we account for under the equity method of accounting was $35.7 million and $35.1 million as of March 31, 2019 and December 31, 2018, respectively and is reflected in other assets within our condensed consolidated balance sheets.
We account for investments in entities in which we have less than a 20% ownership interest under the cost method of accounting if we do not have the ability to exercise significant influence over the investee.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Revenue Recognition
We account for revenue from contracts with customers in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (collectively, "ASC 606"), and as such, we recognize revenue in the period in which we satisfy our performance obligations under our contracts by transferring our promised services to our customers in amounts that reflect the consideration to which we expect to be entitled in exchange for providing patient care, which are the transaction prices allocated to the distinct services. The Company's cost of obtaining contracts is not material.

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

Explicit price concessions are recorded for the difference between our standard rates and the contractual rates to be realized from patients, third party payors and others for services provided.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Implicit price concessions are recorded for self-pay, uninsured patients and other payors by major payor class based on our historical collection experience, aged accounts receivable by payor and current economic conditions. The implicit price concession represents the difference between amounts billed and amounts we expect to collect based on our collection history with similar payors. The Company assesses its ability to collect for the healthcare services provided at the time of patient admission based on the Company's verification of the patient's insurance coverage under Medicare, Medicaid, and other commercial or managed care insurance programs. Medicare represents approximately 74% of the Company's consolidated net service revenue for the three-month periods ended March 31, 2019 and 2018.

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

Revenue by payor class as a percentage of total net service revenue is as follows:

	For the Three- Month Periods Ended March 31
	2019	2018
Home Health:
Medicare	46%	51%
Non-Medicare - Episodic-based	9%	8%
Non-Medicare - Non-episodic based	12%	12%
Hospice:
Medicare	28%	23%
Non-Medicare	1%	1%
Personal Care	4%	5%
	100%	100%

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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
A portion of reimbursement from each Medicare episode is billed near the start of each episode, and cash is typically received before all services are rendered. The amount of revenue recognized for episodes of care which are incomplete at period end is based on the company's average percentage of days complete on episodes as of the end of the year. As of March 31, 2019 and 2018, the difference between the cash received from Medicare for a request for anticipated payment (“RAP”) on episodes in progress and the associated estimated revenue was immaterial and, therefore, the resulting credits were recorded as a reduction to our outstanding patient accounts receivable in our condensed consolidated balance sheets for such periods.
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
Hospice Revenue Recognition
Hospice Medicare Revenue
Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the estimated payment rates. The estimated payment rates are predetermined daily or hourly rates for each of the four levels of care we deliver. The four levels of care are routine care, general inpatient care, continuous home care and respite care. Routine care accounted for 98% and 97% of our total net Medicare hospice service revenue for each of the three-month periods ended March 31, 2019 and 2018, respectively. There are two separate payment rates for routine care: payments for the first 60 days of care and care beyond 60 days. In addition to the two routine rates, we may also receive a service intensity add-on (“SIA”). The SIA is based on visits made in the last seven days of life by a registered nurse (“RN”) or medical social worker (“MSW”) for patients in a routine level of care.
The performance obligation is the delivery of hospice services to the patient, as determined by a physician, each day the patient is on hospice care.
We make adjustments to Medicare revenue for implicit price concessions, which include our inability to obtain appropriate billing documentation or acceptable authorizations and other reasons unrelated to credit risk. We estimate the impact of these adjustments based on our historical experience, which primarily includes a historical collection rate of over 99% on Medicare claims, and record it during the period services are rendered.
Additionally, our hospice service revenue is subject to certain limitations on payments from Medicare which are considered variable consideration. We are subject to an inpatient cap limit and an overall Medicare payment cap for each provider number. We monitor these caps on a provider-by-provider basis and estimate amounts due back to Medicare if we estimate a cap has been exceeded. We

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

record these adjustments as a reduction to revenue and an increase in accrued expenses within our condensed consolidated balance sheet. Beginning for the cap year ending October 31, 2017, providers are required to self-report and pay their estimated cap liability by February 28th of the following year. As of March 31, 2019, we have settled our Medicare hospice reimbursements for all fiscal years through October 31, 2012. As of March 31, 2019, we have recorded $3.6 million in accrued expenses for estimated amounts due back to Medicare for the Federal cap years ended October 31, 2013 through September 30, 2019; approximately $1.8 million of this amount is related to the cap liability acquired as part of the Compassionate Care Hospice ("CCH") acquisition. As of December 31, 2018, we had recorded $1.7 million for estimated amounts due back to Medicare in accrued expenses for the Federal cap years ended October 31, 2013 through September 30, 2019.

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
Patient Accounts Receivable
We report accounts receivable from services rendered at their estimated transaction price, which includes price concessions based on the amounts expected to be due from payors. Our patient accounts receivable are uncollateralized and consist of amounts due from Medicare, Medicaid, other third-party payors and patients. As of March 31, 2019, there is no single payor, other than Medicare, that accounts for more than 10% of our total outstanding patient receivables. Thus, we believe there are no other significant concentrations of receivables that would subject us to any significant credit risk in the collection of our patient accounts receivable. We write off accounts on a monthly basis once we have exhausted our collection efforts and deem an account to be uncollectible. We believe the collectibility risk associated with our Medicare accounts, which represent 57% and 56% of our patient accounts receivable at March 31, 2019 and December 31, 2018, respectively, is limited due to our historical collection rate of over 99% from Medicare and the fact that Medicare is a U.S. government payor.
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
Debt Issuance Costs
During the three-months ended March 31, 2019, we recorded an additional $0.8 million in deferred debt issuance costs as a reduction to long-term obligations, less current portion in our condensed consolidated balance sheet in connection with our entry into the Amended Credit Agreement (See Note 5 - Long-Term Obligations). As of March 31, 2019 and December 31, 2018, we had unamortized debt issuance costs of $4.2 million and $3.5 million, respectively, recorded as long-term obligations, less current portion in our condensed consolidated balance sheet. We amortize deferred debt issuance costs related to our long-term obligations over the term of the obligation through interest expense, unless the debt is extinguished, in which case unamortized balances are immediately expensed. We amortized $0.2 million in deferred debt issuance during the three-month period ended March 31, 2019. The unamortized debt issuance costs of $4.2 million will be amortized over a weighted-average amortization period of 4.8 years.
Fair Value of Financial Instruments
The following details our financial instruments where the carrying value and the fair value differ (amounts in millions):

	Fair Value at Reporting Date Using
Financial Instrument	Carrying Value as of March 31, 2019	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term obligations	$311.2	$—	$310.0	$—

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

	For the Three- Month Periods Ended March 31,
	2019	2018
Weighted average number of shares outstanding - basic	32,001	33,971
Effect of dilutive securities:
Stock options	559	334
Non-vested stock and stock units	333	287
Weighted average number of shares outstanding - diluted	32,893	34,592
Anti-dilutive securities	148	182

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
On February 1, 2019, we acquired Compassionate Care Hospice ("CCH"), a national hospice care provider headquartered in New Jersey, for a purchase price of $327.9 million, net of cash acquired of $6.7 million, which is inclusive of approximately $50 million in payments related to a tax asset and working capital.
The Company is in the process of finalizing its valuation of the assets acquired and liabilities assumed. Based on the Company's preliminary valuation, the total estimated consideration of $327.9 million has been allocated to assets acquired and liabilities assumed as of the acquisition date as follows (amounts in millions):

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Amount
Patient accounts receivable	$25.1
Prepaid expenses	1.2
Other current assets	0.2
Property and equipment	0.2
Intangible assets	18.8
Total assets acquired	45.5
Accounts payable	(15.0)
Payroll and employee benefits	(12.2)
Accrued expenses	(10.1)
Current portion of long-term obligations	(0.3)
Total liabilities acquired	(37.6)
Net identifiable assets acquired	7.9
Goodwill	320.0
Total estimated consideration	$327.9
Intangible assets acquired include Medicare licenses, certificates of need, trade names and non-compete agreements. The trade names and non-compete agreements will be amortized over a weighted-average period of 2.0 and 2.3 years, respectively.
CCH contributed approximately $32.0 million in net service revenue and $3.8 million in operating income (excluding acquisition and integration costs) during the three-month period ended March 31, 2019. The following table contains unaudited proforma condensed consolidated statement of operations information for the three-month periods ended March 31, 2019 and 2018 assuming that the CCH acquisition closed on January 1, 2018 (amounts in millions, except per share data):

	For the Three- Month Periods Ended March 31,
	2019	2018
Net service revenue	$483.4	$446.7
Operating income (loss)	50.6	41.8
Net income	35.4	29.1
Basic earnings (loss) per share	1.10	0.85
Diluted earnings (loss) per share	$1.07	$0.84
The pro forma information presented above includes adjustments for (i) amortization of identifiable intangible assets, (ii) interest on additional debt required to fund the acquisition, (iii) non-recurring transaction costs and (iv) income taxes based on the Company’s statutory tax rate. This pro forma information is presented for illustrative purposes only and may not be indicative of the results of operations that would have actually occurred. In addition, future results may vary significantly from the results reflected in the pro forma information.
4. LEASES
We determine whether an arrangement is a lease at inception. We have operating leases, primarily for offices and fleet, that expire at various dates over the next ten years. We also have finance leases covering certain office equipment that expire at various dates over the next three years. Our leases do not contain any restrictive covenants.

Our office leases generally contain renewal options for periods ranging from one to five years. Because we are not reasonably certain to exercise these renewal options, the options are not considered in determining the lease term, and payments associated with the option years are excluded from lease payments. Our office leases also generally include termination options, which allow for early termination of the lease after the first one to three years. Because we are not reasonably certain to exercise these termination options, the options are not considered in determining the lease term; payments for the full lease term are included in lease payments. Our office leases do not contain any material residual value guarantees.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our fleet leases include a term of 367 days with monthly renewal options thereafter. Our fleet leases also include terminal rental adjustment clauses (“TRAC”), which provide for a final rental payment adjustment at the end of the lease, typically based on the amount realized from the sale of the vehicle. The TRAC is structured such that it will almost always result in a significant payment by us to the lessor if the renewal option is not exercised. Based on the significance of the TRAC adjustment at the initial lease expiration and our historical practice, we believe that it is reasonably certain that we will exercise the monthly renewal options; therefore, the renewal options are considered in determining the lease term, and payments associated with the renewal options are included in lease payments.

For our fleet and office equipment leases, we use the implicit rate in the lease as the discount rate. For our office leases, the implicit rate is typically not available, so we use our incremental borrowing rate at the commencement date as the discount rate. Our lease agreements include both lease and non-lease components. We have elected the practical expedient that allows us to not separate lease and non-lease components for all of our leases.

Payments due under our operating and finance leases include fixed payments as well as variable payments. For our office leases, variable payments include amounts for the Company’s proportionate share of operating expenses, utilities, property taxes, insurance, common area maintenance and other facility-related expenses. For our vehicle and equipment leases, variable payments consist of sales tax.

The components of lease cost for the three-month period ended March 31, 2019 are as follows (amounts in millions):

Three-Month Period Ended March 31, 2019
Operating lease cost	$8.2
Impairment of operating lease ROU assets	0.1

Finance lease cost
Amortization of ROU assets	0.4
Interest on lease liabilities	0.1
Total finance lease cost	0.5

Variable lease cost	0.5
Short-term lease cost	0.1

Total lease cost	$9.4

Amounts reported in the condensed consolidated balance sheet as of March 31, 2019 for our operating leases are as follows (amounts in millions):

March 31, 2019
Operating lease ROU assets	$83.1

Current portion of operating lease liabilities	25.5
Operating lease liabilities, less current portion	55.8
Total operating lease liabilities	$81.3

Amounts reported in the condensed consolidated balance sheet as of March 31, 2019 for finance leases are included in the table below. The finance lease ROU assets are recorded within property and equipment, net of accumulated depreciation within our condensed consolidated balance sheet. The finance lease liabilities are recorded within current portion of long-term obligations and long-term obligations, less current portion within our condensed consolidated balance sheet.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2019
Finance lease ROU assets	$3.7
Accumulated amortization	(0.9)
Finance lease ROU assets, net	2.8

Current installments of obligations under finance leases	1.2
Long-term portion of obligations under finance leases	1.5
Total finance lease liabilities	$2.7

Supplemental cash flow information and non-cash activity related to our leases are as follows (amounts in millions):

Three-Month Period Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities and ROU assets:
Operating cash flow from operating leases	$(9.0)
Financing cash flow from finance leases	(0.4)

ROU assets obtained in exchange for lease obligations:
Operating leases	91.7
Finance leases	0.8

Reductions to ROU assets resulting from reductions to lease obligations:
Operating leases	(0.6)
Finance leases	—

Amounts disclosed for ROU assets obtained in exchange for lease obligations include amounts added to the carrying amount of ROU assets resulting from lease modifications and reassessments.

Weighted average remaining lease terms and discount rates for our leases as of March 31, 2019 are as follows:

Years
Weighted average remaining lease term:
Operating leases	4.2
Finance leases	2.3
Rate
Weighted average discount rate:
Operating leases	4.1%
Finance leases	5.3%

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Maturities of lease liabilities as of March 31, 2019 are as follows (amounts in millions):

	Operating Leases	Finance Leases
2019 (a)	$21.2	$1.0
2020	24.9	1.2
2021	17.4	0.7
2022	9.5	—
2023	5.9	—
Thereafter	9.9	—
Total undiscounted lease payments	88.8	2.9
Less: Imputed interest	(7.5)	(0.2)
Total lease liabilities	$81.3	$2.7
(a) Excludes the three-month period ended March 31, 2019.

5. LONG-TERM OBLIGATIONS
Long-term debt consisted of the following for the periods indicated (amounts in millions):

	March 31, 2019	December 31, 2018
$175.0 million Term Loan; interest rate at Base Rate plus Applicable Rate or Eurodollar Rate plus Applicable Rate (4.0% at March 31, 2019); due February 4, 2024	$175.0	$—
$550.0 million Revolving Credit Facility; interest only payments; interest rate at Base Rate plus Applicable Rate or Eurodollar Rate plus Applicable Rate (4.0% at March 31, 2019); due February 4, 2024	135.0	7.5
Promissory notes	1.2	1.1
Finance leases	2.7	2.3
Principal amount of long-term obligations	313.9	10.9
Deferred debt issuance costs	(4.2)	(3.5)
	309.7	7.4
Current portion of long-term obligations	(6.0)	(1.6)
Total	$303.7	$5.8

First Amendment to Amended and Restated Credit Agreement

On February 4, 2019, we entered into the First Amendment to the Credit Agreement (as amended by the First Amendment, the "Amended Credit Agreement"). The Amended Credit Agreement provides for a senior secured credit facility in an initial aggregate principal amount of up to $725.0 million, which includes the $550.0 million Revolving Credit Facility under the Credit Agreement, and a term loan facility with a principal amount of up to $175.0 million (the "Term Loan Facility" and collectively with the Revolving Credit Facility, the "Credit Facility"), which was added by the First Amendment.

We borrowed the entire principal amount of the Term Loan Facility on February 4, 2019 in order to fund a portion of the purchase price of the CCH acquisition, with the remainder of the purchase price and associated transactional fees and expenses funded by proceeds from the Revolving Credit Facility.

The loans issued under the Credit Facility bear interest on a per annum basis, at our election, at either: (i) the Base Rate plus the Applicable Rate or (ii) the Eurodollar Rate plus the Applicable Rate. The “Base Rate” means a fluctuating rate per annum equal to the highest of (a) the federal funds rate plus 0.50% per annum, (b) the prime rate of interest established by the Administrative Agent, and (c) the Eurodollar Rate plus 1% per annum. The “Eurodollar Rate” means the quoted rate per annum equal to the

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

London Interbank Offered Rate (“LIBOR”) or a comparable successor rate approved by the Administrative Agent for an interest period of one, two, three or six months (as selected by us). The “Applicable Rate” is based on the consolidated leverage ratio and is presented in the table below. As of March 31, 2019, the Applicable Rate is 0.50% per annum for Base Rate loans and 1.50% per annum for Eurodollar Rate loans. We are also subject to a commitment fee and letter of credit fee under the terms of the Credit Agreement, as presented in the table below.

Pricing Tier	Consolidated Leverage Ratio	Commitment Fee	Letter of Credit Fee	Eurodollar Rate Loans	Base Rate Loans
I	≥ 3.00 to 1.0	0.35%	1.75%	2.00%	1.00%
II	< 3.00 to 1.0 but ≥ 2.00 to 1.0	0.30%	1.50%	1.75%	0.75%
III	< 2.00 to 1.0 but ≥ 0.75 to 1.0	0.25%	1.25%	1.50%	0.50%
IV	< 0.75 to 1.0	0.20%	1.00%	1.25%	0.25%

The final maturity date of the Credit Facility is February 4, 2024. The Revolving Credit Facility will terminate and be due and payable as of the final maturity date. The Term Loan Facility, however, is subject to quarterly amortization of principal in the amount of (i) 0.625% for the period commencing on February 4, 2019 and ending on March 31, 2020, (ii) 1.250% for the period commencing on April 1, 2020 and ending on March 31, 2023, and (iii) 1.875% for the period commencing on April 1, 2023 and ending on February 4, 2024. The remaining balance of the Term Loan Facility must be paid upon the final maturity date. In addition to the scheduled amortization of the Term Loan Facility, and subject to customary exceptions and reinvestment rights, we are required to prepay the Term Loan Facility, first, and the Revolving Credit Facility, second, with 100% of all net cash proceeds received by any loan party or any subsidiary thereof in connection with (a) any asset sale or disposition where such loan party receives net cash proceeds in excess of $5 million or (b) any debt issuance that is not permitted under the Amended Credit Agreement.

The Amended Credit Agreement requires maintenance of two financial covenants: (i) a consolidated leverage ratio of funded indebtedness to EBITDA, as defined in the Credit Agreement, and (ii) a consolidated interest coverage ratio of EBITDA to cash interest charges, as defined in the Credit Agreement. Each of these covenants is calculated over rolling four-quarter periods and also is subject to certain exceptions and baskets. The Amended Credit Agreement also contains customary covenants, including, but not limited to, restrictions on: incurrence of liens, incurrence of additional debt, sales of assets and other fundamental corporate changes, investments, and declarations of dividends. These covenants contain customary exclusions and baskets as detailed in the Amended Credit Agreement. In connection with our entry into the Amended Credit Agreement, we recorded $0.8 million in deferred debt issuance costs as long-term obligations, less current portion within our condensed consolidated balance sheet during the three-month period ended March 31, 2019.

The Revolving Credit Facility is guaranteed by substantially all of our wholly-owned direct and indirect subsidiaries. The Amended Credit Agreement requires at all times that we (i) provide guarantees from wholly-owned subsidiaries that in the aggregate represent not less than 95% of our consolidated net revenues and adjusted EBITDA from all wholly-owned subsidiaries and (ii) provide guarantees from subsidiaries that in the aggregate represent not less than 70% of consolidated adjusted EBITDA, subject to certain exceptions.

Our weighted average interest rate for borrowings under our $550.0 million Revolving Credit Facility was 4.1% for the three-month period ended March 31, 2019. Our weighted average interest rate for our borrowings under our $175.0 million Term Loan Facility was 4.1% for the period February 4, 2019 to March 31, 2019.
As of March 31, 2019, our consolidated leverage ratio was 1.4, our consolidated interest coverage ratio was 16.6 and we are in compliance with our covenants under the Amended Credit Agreement. In the event we are not in compliance with our debt covenants in the future, we would pursue various alternatives in an attempt to successfully resolve the non-compliance, which might include, among other things, seeking debt covenant waivers or amendments.
As of March 31, 2019, our availability under our $550.0 million Revolving Credit Facility was $380.9 million as we have $135.0 million outstanding in borrowings and $34.1 million outstanding in letters of credit.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Joinder Agreement
In connection with the CCH acquisition, we entered into a Joinder Agreement, dated as of February 4, 2019, pursuant to which CCH and its subsidiaries were made parties to, and became subject to the terms and conditions of, the Amended Credit Agreement, the Amended and Restated Security Agreement, dated as of June 29, 2018, and the Amended and Restated Pledge Agreement, dated as of June 29, 2018. Pursuant to the Joinder, the Amended and Restated Security Agreement, and the Amended and Restated Pledge Agreement, CCH and its subsidiaries granted in favor of the Administrative Agent a first lien security interest in substantially all of their personal property assets and pledged to the Administrative Agent each of their respective subsidiaries' issued and outstanding equity interests. CCH and its subsidiaries also guaranteed our obligations, whether now existing or arising after the effective date of the Joinder, under the Amended Credit Agreement pursuant to the terms of the Joinder and the Amended Credit Agreement.

6. COMMITMENTS AND CONTINGENCIES
Legal Proceedings - Ongoing
We are involved in the following legal actions:
Subpoena Duces Tecum and Civil Investigative Demands Issued by the U.S. Department of Justice
On May 21, 2015, we received a Subpoena Duces Tecum (“Subpoena”) issued by the U.S. Department of Justice. The Subpoena requests the delivery of information regarding 53 identified hospice patients to the United States Attorney’s Office for the District of Massachusetts. It also requests the delivery of documents relating to our hospice clinical and business operations and related compliance activities. The Subpoena generally covers the period from January 1, 2011 through May 21, 2015. We are fully cooperating with the U.S. Department of Justice with respect to this investigation.
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
Based on our analysis of sample claims data in connection with preliminary settlement discussions, we have recorded $1.0 million to accrued expenses in our condensed consolidated balance sheet as March 31, 2019.  However, due to the ongoing nature of the investigations and preliminary stage of the settlement discussions, we are unable to estimate a range of potential loss at this time, and we cannot predict the timing or outcome of these investigations.
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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Idaho and Wyoming Self-Report
During 2016, the Company engaged an independent auditing firm to perform a clinical audit of the hospice care centers acquired by Frontier Home Health and Hospice in April 2014. As of December 31, 2018, we recorded $1.3 million to accrued expenses in our consolidated balance sheet related to this matter; this amount was paid during the three-month period ended March 31, 2019.
Third Party Audits - Ongoing
From time to time, in the ordinary course of business, we are subject to audits under various governmental programs in which third party firms engaged by the Centers for Medicare and Medicaid Services (“CMS”) conduct extensive review of claims data to identify potential improper payments.

In July 2010, our subsidiary that provides hospice services in Florence, South Carolina received from a Zone Program Integrity Contractor (“ZPIC”) a request for records regarding a sample of 30 beneficiaries who received services from the subsidiary during the period of January 1, 2008 through March 31, 2010 (the “Review Period”) to determine whether the underlying services met pertinent Medicare payment requirements. We acquired the hospice operations subject to this review on August 1, 2009; the Review Period covers time periods both before and after our ownership of these hospice operations. Based on the ZPIC’s findings for 16 beneficiaries, which were extrapolated to all claims for hospice services provided by the Florence subsidiary billed during the Review Period, on June 6, 2011, the Medicare Administrative Contractor (“MAC”) for the subsidiary issued a notice of overpayment seeking recovery from our subsidiary of an alleged overpayment. We dispute these findings, and our Florence subsidiary has filed appeals through the Original Medicare Standard Appeals Process, in which we are seeking to have those findings overturned. An administrative law judge ("ALJ") hearing was held in early January 2015. On January 18, 2016, we received a letter dated January 6, 2016 referencing the ALJ hearing decision for the overpayment issued on June 6, 2011. The decision was partially favorable with a new overpayment amount of $3.7 million with a balance owed of $5.6 million, including interest, based on 9 disputed claims (originally 16). We filed an appeal to the Medicare Appeals Council on the remaining 9 disputed claims and also argued that the statistical method used to select the sample was not valid. No assurances can be given as to the timing or outcome of the Medicare Appeals Council decision. As of March 31, 2019, Medicare has withheld payments of $5.7 million (including additional interest) as part of their standard procedures once this level of the appeal process has been reached. In the event we are not able to recoup this alleged overpayment, we are entitled to be indemnified by the prior owners of the hospice operations for amounts relating to the period prior to August 1, 2009. On January 10, 2019, an arbitration panel from the American Health Lawyers Association determined that the prior owners' liability for their indemnification obligation was $2.8 million. Accordingly, the Company reduced its indemnity receivable from $4.9 million to $2.8 million. The $2.1 million impact was recorded to general and administrative expenses, other within our consolidated statements of operations during the three-month period ended December 31, 2018. As of March 31, 2019, we have an indemnity receivable of approximately $2.8 million for the amount withheld related to the period prior to August 1, 2009.
In July 2016, the Company received a request for medical records from SafeGuard Services, L.L.C (“SafeGuard”), a ZPIC, related to services provided by some of the care centers that the Company acquired from Infinity Home Care, L.L.C. The review period covers time periods both before and after our ownership of the care centers, which were acquired on December 31, 2015. In August 2017, the Company received Requests for Repayment from Palmetto GBA, LLC ("Palmetto") regarding Infinity Home Care of Lakeland, LLC ("Lakeland Care Centers") and Infinity Home Care of Pinellas, LLC ("Clearwater Care Center"). The Palmetto letters are based on statistical extrapolation performed by SafeGuard which alleged an overpayment of $34.0 million for the Lakeland Care Centers on a universe of 72 Medicare claims totaling $0.2 million in actual claims payments using a 100% error rate and an overpayment of $4.8 million for the Clearwater Care Center on a universe of 70 Medicare claims totaling $0.2 million in actual claims payments using a 100% error rate.

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
As of March 31, 2019, we have an accrued liability of approximately $17.4 million related to this matter. We expect to be indemnified by the prior owners for approximately $10.9 million of the total $12.6 million available indemnification related to this matter and have recorded this amount within other assets in our condensed consolidated balance sheet as of March 31, 2019. The net of these two amounts, $6.5 million, was recorded as a reduction in revenue in our condensed consolidated statements of operations during the three-month period ended September 30, 2017. As of March 31, 2019, $1.5 million of receivables have been impacted by this payment suspension.
Compliance
From time to time, the Company performs internal reviews of claims data to identify potential improper payments under the Medicare program. Any overpayments are recorded as a reduction in revenue in our condensed consolidated statements of operations. As of March 31, 2019, we have recorded $7.1 million to accrued expenses in our condensed consolidated balance sheet as a result of these reviews.
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
Our health insurance has an exposure limit of $1.3 million for any individual covered life. Our workers’ compensation insurance has a retention limit of $1.0 million per incident and our professional liability insurance has a retention limit of $0.3 million per incident.
7. SEGMENT INFORMATION
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

	For the Three-Month Period Ended March 31, 2019
	Home Health	Hospice	Personal Care	Other	Total
Net service revenue	$310.1	$137.0	$20.2	$—	$467.3
Cost of service, excluding depreciation and amortization	185.7	74.1	15.5	—	275.3
General and administrative expenses	71.4	29.0	3.1	41.3	144.8
Depreciation and amortization	1.0	0.4	0.1	1.4	2.9
Operating expenses	258.1	103.5	18.7	42.7	423.0
Operating income (loss)	$52.0	$33.5	$1.5	$(42.7)	$44.3

	For the Three-Month Period Ended March 31, 2018
	Home Health	Hospice	Personal Care	Other	Total
Net service revenue	$284.1	$97.3	$17.9	$—	$399.3
Cost of service, excluding depreciation and amortization	174.4	50.1	13.8	—	238.3
General and administrative expenses	68.0	20.0	3.2	30.2	121.4
Depreciation and amortization	0.8	0.2	0.1	2.5	3.6
Operating expenses	243.2	70.3	17.1	32.7	363.3
Operating income (loss)	$40.9	$27.0	$0.8	$(32.7)	$36.0

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. SHARE REPURCHASE
2019 Stock Repurchase Program
On February 25, 2019, we announced that our Board of Directors authorized a stock repurchase program, under which we may repurchase up to $100 million of our outstanding common stock through March 1, 2020.
Under the terms of the program, we are allowed to repurchase shares from time to time in open market transactions, block purchases or in private transactions in accordance with applicable federal securities laws and other legal requirements. We are allowed to enter into Rule 10b5-1 plans to effect some or all of the repurchases. The timing and the amount of the repurchases will be determined by management based on a number of factors, including but not limited to share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions and other factors.
We did not repurchase any shares pursuant to this stock repurchase program during the three-month period ended March 31, 2019.
9. SUBSEQUENT EVENTS
On April 1, 2019, we acquired RoseRock Healthcare, an Oklahoma based hospice provider, for a purchase price of $17.5 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition for the three-month period ended March 31, 2019. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included herein, and the consolidated financial statements and notes and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (“SEC”) on February 28, 2019 (the “Form 10-K”), which are incorporated herein by this reference. Historical results that appear in the condensed consolidated financial statements should not be interpreted as being indicative of future operations.
Unless otherwise provided, “Amedisys,” “we,” “our,” and the “Company” refer to Amedisys, Inc. and our consolidated subsidiaries.
Overview
We are a provider of high-quality in-home healthcare and related services to the chronic, co-morbid, aging American population, with approximately 74% of our revenue derived from Medicare for the three-month periods ended March 31, 2019 and 2018.
Our operations involve servicing patients through our three reportable business segments: home health, hospice and personal care. Our home health segment delivers a wide range of services in the homes of individuals who may be recovering from an illness, injury or surgery. Our hospice segment provides care that is designed to provide comfort and support for those who are facing a terminal illness. Our personal care segment provides patients with assistance with the essential activities of daily living. As of March 31, 2019, we owned and operated 321 Medicare-certified home health care centers, 138 Medicare-certified hospice care centers and 12 personal-care care centers in 38 states within the United States and the District of Columbia.
Care Centers Summary (Includes Unconsolidated Joint Ventures)

	Home Health	Hospice	Personal Care
As of December 31, 2018	323	84	12
Acquisitions/Startups	—	54	—
Closed/Consolidated	(2)	—	—
As of March 31, 2019	321	138	12
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
Payment
In April 2019, the Centers for Medicare and Medicaid Services ("CMS") issued a proposed rule to update hospice payment rates and the wage index for fiscal year 2020. The proposed rule includes a rebasing of continuous home care, inpatient respite care and general inpatient care to better reflect the costs of care. This rebasing would be offset by a reduction in routine home care payments of 2.7% to achieve budget neutrality.  In addition, CMS is proposing to eliminate the one-year “lag” in use of the hospital wage index in an effort to align with the Inpatient Prospective Payment System ("IPPS") and other payment systems. CMS estimates hospices serving Medicare beneficiaries would see an estimated 2.7% increase in payments. This increase is the result of a 3.2% market basket adjustment less a 0.5% productivity adjustment. We are still evaluating our impact of the 2020 proposed rule.

The CMS Calendar Year 2019 Home Health Final Rule, released in November 2018, provided for the first payment rate increase for home health providers since 2010. CMS estimated that the net impact of the payment provisions of the final rule will result in an increase of 2.2% in reimbursement to home health providers. The increase is the result of a 3.0% market basket increase less a 0.8% productivity adjustment. We expect the impact of the final rule on us to be an increase of 1.2%. Additionally, CMS proposed changes to the Home Health Prospective Payment System ("HHPPS") case-mix adjustment methodology through the use of a new Patient-Driven Groupings Model ("PDGM") for home health payments. This change is proposed to be implemented January 1, 2020 and also includes a change in the unit of payment from a 60-day payment period to a 30-day payment period and eliminates the use of therapy visits in the determination of payments. While the proposed changes are to be implemented in a budget neutral manner to the industry, the ultimate impact will vary by provider based on factors including patient mix and admission source. Additionally, in arriving at the calculation of a rate that is budget neutral, CMS has made assumptions about behavioral changes which have not been finalized.
Acquisitions
On February 1, 2019, we acquired Compassionate Care Hospice ("CCH"), a national hospice care provider headquartered in New Jersey, for a purchase price of $327.9 million, net of cash acquired, which is inclusive of approximately $50 million in payments related to a tax asset and working capital.
On April 1, 2019, we acquired the assets of RoseRock Healthcare, an Oklahoma based hospice provider for a purchase price of $17.5 million.
As we continue to focus on inorganic expansion in all three segments, we anticipate incurring acquisition and integration costs throughout 2019. During the three-month period ended March 31, 2019, we incurred approximately $6 million in costs related to various acquisitions and the integration of CCH. Our total costs for 2019 are expected to be approximately $16 million to $18 million.
Results of Operations
Three-Month Period Ended March 31, 2019 Compared to the Three-Month Period Ended March 31, 2018
Consolidated
The following table summarizes our consolidated results of operations (amounts in millions):

	For the Three- Month Periods Ended March 31,
	2019	2018
Net service revenue	$467.3	$399.3
Gross margin, excluding depreciation and amortization	192.0	161.0
% of revenue	41.1%	40.3%
Other operating expenses	147.7	125.0
% of revenue	31.6%	31.3%
Operating income	44.3	36.0
Total other (expense) income, net	(1.8)	0.9
Income tax expense	(10.9)	(9.6)
Effective income tax rate	25.6%	25.9%
Net income	31.6	27.3
Net income attributable to noncontrolling interests	(0.3)	(0.2)
Net income attributable to Amedisys, Inc.	$31.3	$27.2
Overall, our operating income increased $8 million on a revenue increase of $68 million driven by growth within all three of our segments and the acquisition of CCH on February 1, 2019. Our 2019 operating results were positively impacted $5 million due to the impact of the 2019 changes in reimbursement. In addition, our home health segment continues to see improvement in clinician productivity and increases in the acuity level of our patients which positively impacted our gross margin. We also continue to remain focused on costs as our other operating expenses as a percentage of revenue increased only slightly compared to prior year despite incurring approximately $6 million in acquisition costs and integration costs primarily related to the CCH acquisition as well as planned wage increases that became effective during the three-month period ended September 30, 2018. CCH contributed approximately $32 million in revenue and $4 million in operating income to our results for the three-month period ended March 31, 2019. The CCH acquisition impacted our hospice segment as well as our corporate expenses.

Home Health Segment
The following table summarizes our home health segment results of operations:

	For the Three- Month Periods Ended March 31,
	2019	2018
Financial Information (in millions):
Medicare	$213.4	$205.0
Non-Medicare	96.7	79.1
Net service revenue	310.1	284.1
Cost of service	185.7	174.4
Gross margin	124.4	109.7
Other operating expenses	72.4	68.8
Operating income	$52.0	$40.9

Same Store Growth (1):
Medicare revenue	4%	5%
Non-Medicare revenue	22%	14%
Total admissions	6%	4%
Total volume (2)	6%	7%
Total Episodic admissions (3)	4%	3%
Total Episodic volume (4)	3%	6%
Key Statistical Data - Total (5):
Medicare:
Admissions	50,320	49,455
Recertifications	27,112	27,236
Total volume	77,432	76,691
Completed episodes	73,978	72,836
Visits	1,331,409	1,314,126
Average revenue per completed episode (6)	$2,902	$2,792
Visits per completed episode (7)	17.4	17.2
Non-Medicare:
Admissions	33,649	29,889
Recertifications	14,683	12,432
Total volume	48,332	42,321
Visits	753,679	660,933
Total (5):
Visiting Clinician Cost per Visit	$81.05	$80.34
Clinical Manager Cost per Visit	8.01	7.99
Total Cost per Visit	$89.06	$88.33
Visits	2,085,088	1,975,059

(1)
Same store information represents the percent change in our Medicare, Non-Medicare, Total and Episodic revenue, admissions or volume for the period as a percent of the Medicare, Non-Medicare, Total and Episodic revenue, admissions or volume of the prior period.

(2)	Total volume includes all admissions and recertifications.

(3)	Total Episodic admissions includes admissions for Medicare and Non-Medicare payors that bill on a 60-day episode of care basis.

(4)	Total Episodic volume includes admissions and recertifications for Medicare and Non-Medicare payors that bill on a 60-day episode of care basis.

(5)	Total includes acquisitions and denovos.

(6)	Average Medicare revenue per completed episode is the average Medicare revenue earned for each Medicare completed episode of care.

(7)	Medicare visits per completed episode are the home health Medicare visits on completed episodes divided by the home health Medicare episodes completed during the period.
Operating Results
Overall, our operating income increased $11 million on a $26 million increase in net service revenue. Our growth in volumes and increases in clinician productivity and the acuity level of our patients positively impacted our gross margin as a percentage of revenue. The impact of the 2019 change in reimbursement was an increase in net service revenue and gross margin of approximately $3 million.
Net Service Revenue
Our revenue increased $26 million on a 6% increase in total volume and a $110 increase in Medicare revenue per episode. The volume growth was driven by a 6% increase in admissions. The increase in Medicare revenue per episode is the result of a 1.2% increase in reimbursement with the remainder due to an increase in the acuity level of our patients. Additionally, our non-Medicare (per visit and episodic) rates increased approximately 3% which is a combination of rate increases and increases in the acuity level of our patients. The increase in revenue for the three-month period ended March 31, 2019 was also positively impacted by a $2 million reduction in our revenue price concessions.
Cost of Service, Excluding Depreciation and Amortization
Our cost per visit consists of costs associated with direct clinician care in the homes of our patients as well as the cost of clinical managers who monitor the overall delivery of care. Our cost of service increased 6% on a 6% increase in total visits. Our increase in total visits was driven by growth in volumes as well as an increase in visits per completed episode which is the result of an increase in the acuity level of our patients. Our total cost per visit increased less than 1% as an increase in clinician productivity offset planned wage increases.
Other Operating Expenses
Other operating expenses increased approximately $4 million primarily due to an increase in salaries and benefits expense as a result of the addition of resources to support volume growth and planned wage increases that became effective during the three-month period ended September 30, 2018.

Hospice Segment
The following table summarizes our hospice segment results of operations:

	For the Three- Month Periods Ended March 31,
	2019	2018
Financial Information (in millions):
Medicare	$130.7	$91.8
Non-Medicare	6.3	5.5
Net service revenue	137.0	97.3
Cost of service	74.1	50.1
Gross margin	62.9	47.2
Other operating expenses	29.4	20.2
Operating income	$33.5	$27.0
Same Store Growth (1):
Medicare revenue	9%	12%
Hospice admissions	5%	5%
Average daily census	8%	12%
Key Statistical Data - Total (2):
Hospice admissions	9,711	6,933
Average daily census	9,982	7,214
Revenue per day, net	$152.56	$149.80
Cost of service per day	$82.43	$77.17
Average discharge length of stay	98	97

(1)
Same store information represents the percent change in our Medicare revenue, Hospice admissions or average daily census for the period as a percent of the Medicare revenue, Hospice admissions or average daily census of the prior period.

(2)	Total includes acquisitions and denovos.
Operating Results
On February 1, 2019, we acquired CCH, which owned and operated 53 hospice care centers. Acquisitions are included in our consolidated financial statements from their respective acquisition dates. As a result, our hospice segment operating results for 2019 and 2018 are not fully comparable.
Overall, our operating income increased $7 million on a $40 million increase in net service revenue. CCH contributed approximately $32 million in revenue and $5 million in operating income to our hospice segment's results for the three-month period ended March 31, 2019. The impact of the 2019 change in reimbursement was an increase in net service revenue and gross margin of approximately $2 million. We experienced a decrease in gross margin as a percentage of revenue primarily due to planned wage increases that became effective during the three-month period ended September 30, 2018 and an increase in our estimated price concessions. Our operating results were negatively impacted by less than $1 million related to CCH's in-patient units; we are currently in the process of winding down these operations.
Net Service Revenue
Our hospice revenue increased $40 million, approximately $32 million of which is attributable to CCH. The remaining $8 million increase is the result of an 8% increase in our average daily census and a 1.6% increase in reimbursement effective for services provided from October 1, 2018. We experienced a $2 million increase in our revenue price concessions which negatively impacted our revenue for the three-month period ended March 31, 2019.

Cost of Service, Excluding Depreciation and Amortization
Our hospice cost of service increased $24 million, approximately $20 million of which is attributable to CCH. The remaining $4 million increase is primarily due to an 8% increase in average daily census and an increase in our cost of service per day as a result of planned wage increases that became effective during the three-month period ended September 30, 2018.
Other Operating Expenses
Other operating expenses increased $9 million; approximately $7 million of the increase is related to CCH. The remaining $2 million increase is due to increases in other care center related expenses, primarily salaries and benefits due to the addition of resources to support census growth and planned wage increases that became effective during the three-month period ended September 30, 2018.
Personal Care Segment
The following table summarizes our personal care segment results of operations:

	For the Three- Month Periods Ended March 31,
	2019	2018
Financial Information (in millions):
Medicare	$—	$—
Non-Medicare	20.2	17.9
Net service revenue	20.2	17.9
Cost of service	15.5	13.8
Gross margin	4.7	4.1
Other operating expenses	3.2	3.3
Operating income	$1.5	$0.8
Key Statistical Data (1):
Billable hours	833,617	749,953
Clients served	12,801	12,536
Shifts	376,182	348,166
Revenue per hour	$24.19	$23.85
Revenue per shift	$53.60	$51.36
Hours per shift	2.2	2.2

(1)	Total includes acquisitions
Operating Results
On May 1, 2018, we acquired the assets of East Tennessee Personal Care Services, which owned and operated one personal-care care center. On October 1, 2018, we acquired the assets of Bring Care Home which serviced the state of Massachusetts. Acquisitions are included in our consolidated financial statements from their respective acquisition dates. As a result, our personal care operating results for 2019 and 2018 are not fully comparable.
Operating income related to our personal care segment increased less than $1 million on a $2 million increase in net service revenue. Other operating expenses remained flat.

Corporate
The following table summarizes our corporate results of operations:

	For the Three- Month Periods Ended March 31,
	2019	2018
Financial Information (in millions):
Other operating expenses	$41.3	$30.2
Depreciation and amortization	1.4	2.5
Total operating expenses	$42.7	$32.7
Corporate expenses consist of costs relating to our executive management and corporate and administrative support functions, primarily information services, accounting, finance, billing and collections, legal, compliance, risk management, procurement, marketing, clinical administration, training, human resources and administration.
During the three-month period ended March 31, 2019, corporate operating expenses increased $10 million. Approximately $7 million of the increase is the result of the CCH acquisition of which approximately $1 million relates to corporate and administrative support functions and approximately $6 million relates to acquisition and integration costs. Excluding the impact of the acquisition and integration costs, other operating expenses increased $5 million which represents 8% of our $68 million increase in revenue. The remaining increase is due to increases in salaries and benefits expense, information technology expense and travel and training expense which were offset by a decrease in depreciation and amortization and a gain on the sale of fleet vehicles.

Liquidity and Capital Resources
Cash Flows
The following table summarizes our cash flows for the periods indicated (amounts in millions):

	For the Three- Month Periods Ended March 31,
	2019	2018
Cash provided by operating activities	$20.1	$40.3
Cash used in investing activities	(328.9)	(3.3)
Cash provided by (used in) financing activities	299.2	(3.4)
Net (decrease) increase in cash and cash equivalents	(9.6)	33.6
Cash and cash equivalents at beginning of period	20.2	86.4
Cash and cash equivalents at end of period	$10.6	$120.0
Cash provided by operating activities decreased $20.2 million during the three-month period ended March 31, 2019 compared to the three-month period ended March 31, 2018 primarily due to a decrease in our cash collections as compared to 2018.
Cash used in investing activities increased $325.6 million during the three-month period ended March 31, 2019 compared to the three-month period ended March 31, 2018 related to our acquisition of CCH.
Cash provided by financing activities increased $302.6 million during the three-month period ended March 31, 2019 compared to the three-month period ended March 31, 2018 primarily due to our borrowings under our Amended Credit Agreement to fund the CCH acquisition.
Liquidity
Typically, our principal source of liquidity is the collection of our patient accounts receivable, primarily through the Medicare program. In addition to our collection of patient accounts receivable, from time to time, we can and do obtain additional sources of liquidity by the incurrence of additional indebtedness.

During the three-month period ended March 31, 2019, we spent $1.2 million in capital expenditures as compared to $1.5 million during the three-month period ended March 31, 2018. Our capital expenditures for 2019 are expected to be approximately $8.0 million to $10.0 million, excluding the impact of any future acquisitions.
As of March 31, 2019, we had $10.6 million in cash and cash equivalents and $380.9 million in availability under our $550.0 million Revolving Credit Facility.
Based on our operating forecasts and our debt service requirements, we believe we will have sufficient liquidity to fund our operations, capital requirements and debt service requirements.
Outstanding Patient Accounts Receivable
Our patient accounts receivable increased $47.4 million from December 31, 2018 to March 31, 2019; $31.2 million of the increase is related to CCH. Our cash collection as a percentage of revenue was 101% and 104% for the three-month periods ended March 31, 2019 and 2018, respectively. Our days revenue outstanding at March 31, 2019 was 41.2 days which is an increase of 3.2 days from December 31, 2018 and a decrease of 0.2 days from March 31, 2018.
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
The following schedules detail our patient accounts receivable, by payor class, aged based upon initial date of service (amounts in millions, except days revenue outstanding,net):

	0-90	91-180	181-365	Over 365	Total
At March 31, 2019:
Medicare patient accounts receivable	$122.8	$8.6	$1.2	$1.0	$133.6
Other patient accounts receivable:
Medicaid	20.3	3.8	2.6	1.5	28.2
Private	63.6	6.7	3.4	0.9	74.6
Total	$83.9	$10.5	$6.0	$2.4	$102.8
Total patient accounts receivable					$236.4
Days revenue outstanding (1)					41.2
	0-90	91-180	181-365	Over 365	Total
At December 31, 2018:
Medicare patient accounts receivable	$95.5	$8.1	$1.0	$1.8	$106.4
Other patient accounts receivable:
Medicaid	13.1	2.7	1.1	—	16.9
Private	51.3	6.7	4.4	3.3	65.7
Total	$64.4	$9.4	$5.5	$3.3	$82.6
Total patient accounts receivable					$189.0
Days revenue outstanding (1)					38.0

(1)
Our calculation of days revenue outstanding is derived by dividing our ending patient accounts receivable at March 31, 2019 and December 31, 2018 by our average daily patient revenue for the three-month periods ended March 31, 2019 and December 31, 2018, respectively.

Indebtedness
First Amendment to Amended and Restated Credit Agreement
On February 4, 2019, we entered into the First Amendment to the Credit Agreement (as amended by the First Amendment, the "Amended Credit Agreement"). The Amended Credit Agreement provides for a senior secured credit facility in an initial aggregate principal amount of up to $725.0 million, which includes the $550.0 million Revolving Credit Facility under the Credit Agreement, and a term loan facility with a principal amount of up to $175.0 million (the "Term Loan Facility" and collectively with the Revolving Credit Facility, the "Credit Facility"), which was added by the First Amendment.

We borrowed the entire principal amount of the Term Loan Facility on February 4, 2019 in order to fund a portion of the purchase price of the CCH acquisition, with the remainder of the purchase price and associated transactional fees and expenses funded by proceeds from the Revolving Credit Facility.

Our weighted average interest rate for borrowings under our $550.0 million Revolving Credit Facility was 4.1% for the three-month period ended March 31, 2019. Our weighted average interest rate for our borrowings under our $175.0 million Term Loan Facility was 4.1% for the period February 4, 2019 to March 31, 2019.
As of March 31, 2019, our consolidated leverage ratio was 1.4, our consolidated interest coverage ratio was 16.6 and we are in compliance with our covenants under the Credit Agreement.
As of March 31, 2019, our availability under our $550.0 million Revolving Credit Facility was $380.9 million as we have $135.0 million outstanding in borrowings and $34.1 million outstanding in letters of credit.
See Note 5 - Long Term Obligations to our condensed consolidated financial statements for additional details on our outstanding long-term obligations.
Share Repurchase
2019 Stock Repurchase Program
On February 25, 2019, we announced that our Board of Directors authorized a stock repurchase program, under which we may repurchase up to $100 million of our outstanding common stock through March 1, 2020.
Under the terms of the program, we are allowed to repurchase shares from time to time in open market transactions, block purchases or in private transactions in accordance with applicable federal securities laws and other legal requirements. We are allowed to enter into Rule 10b5-1 plans to effect some or all of the repurchases. The timing and the amount of the repurchases will be determined by management based on a number of factors, including but not limited to share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions and other factors.
We did not repurchase any shares pursuant to this stock repurchase program during the three-month period ended March 31, 2019.
Inflation
We do not believe inflation has significantly impacted our results of operations.
Critical Accounting Estimates
See Part II, Item 7 – Critical Accounting Estimates and our consolidated financial statements and related notes in Part II, Item 8 of our 2018 Annual Report on Form 10-K, for accounting policies and related estimates we believe are the most critical to understanding our condensed consolidated financial statements, financial condition and results of operations and which require complex management judgment and assumptions, or involve uncertainties. These critical accounting estimates include revenue recognition and goodwill and other intangible assets. There have not been any changes to our significant accounting policies or their application since we filed our 2018 Annual Report on Form 10-K except for the changes related to the adoption of Accounting Standards Updates 2016-02, 2018-01, 2018-10 and 2018-11 as disclosed in Note 1 to our condensed consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from fluctuations in interest rates. Our Revolving Credit Facility carries a floating interest rate which is tied to the Eurodollar rate (i.e. LIBOR) and the Prime Rate and therefore, our condensed consolidated statements of operations and our condensed consolidated statements of cash flows are exposed to changes in interest rates. As of March 31, 2019, the total amount of outstanding debt subject to interest rate fluctuations was $310.0 million. A 1.0% interest rate change would cause interest expense to change by approximately $3.1 million annually, assuming the Company makes no principal repayments.
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
In connection with the preparation of this Quarterly Report on Form 10-Q, as of March 31, 2019, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.
Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2019, the end of the period covered by this Quarterly Report.
Changes in Internal Controls
There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have occurred during the quarter ended March 31, 2019, that have materially impacted, or are reasonably likely to materially impact, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and, based on an evaluation of our controls and procedures, our principal executive officer and our principal financial officer concluded our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2019, the end of the period covered by this Quarterly Report.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 6 - Commitments and Contingencies to the condensed consolidated financial statements for information concerning our legal proceedings.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides the information with respect to purchases made by us of shares of our common stock during each of the months during the three-month period ended March 31, 2019:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
January 1, 2019 to January 31, 2019	4,638		$127.12	—	$—
February 1, 2019 to February 28, 2019	11,610		127.35	—	—
March 1, 2019 to March 31, 2019	5,053		122.60	—	—
	21,301	(1)	$126.17	—	$—

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

10.1
First Amendment to Amended and Restated Credit Agreement, dated as of February 4, 2019, by and among the Amedisys, Inc. and Amedisys Holding, L.L.C., as the borrowers, certain subsidiaries of the Company party thereto as guarantors, Bank of America, N.A., as the administrative agent, swingline lender and letter of credit issuer, JPMorgan Chase Bank, N.A., as syndication agent, Capital One Bank, National Association, Citizens Bank, N.A., Compass Bank, Fifth Third Bank, Hancock Whitney Bank, Regions Bank, and Wells Fargo Bank, National Association, as co-documentation agents, the lenders party thereto, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citizens Bank, N.A., Fifth Third Bank and JPMorgan Chase Bank, N.A., as joint lead arrangers, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and JPMorgan Chase Bank, N.A., as joint bookrunners (The schedules to the First Amendment have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of the omitted schedules to the Securities and Exchange Commission upon request.)
		The Company's Current Report on Form 8-K filed on February 4, 2019	0-24260	10.1

10.2	Joinder Agreement, dated as of February 4, 2019, by and among Amedisys, Inc. and Amedisys Holding, L.L.C., as the borrowers, each of the new subsidiary guarantors party thereto, and Bank of America, N.A., as the administrative agent (The schedules to the Joinder have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of the omitted schedules to the Securities and Exchange Commission upon request.)	The Company's Current Report on Form 8-K filed on February 4, 2019	0-24260	10.2

*10.3	Retirement and Consulting Agreement, dated as of February 13, 2019, by and between Amedisys, Inc. and Linda J. Hall	The Company's Current Report on Form 8-K filed on February 19, 2019	0-24260	10.1

†31.1	Certification of Paul B. Kusserow, President and Chief Executive Officer (principal executive officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2	Certification of Scott G. Ginn, Chief Financial Officer (principal financial officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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
Date: May 1, 2019