Form 10-Q
period 2019-06-30
AMEDISYS INC
filed 2019-08-01
CIK 896262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
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
(225) 292-2031 or (800) 467-2662
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	AMED	The NASDAQ Global Select Market

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, is as follows: Common stock, $0.001 par value, 32,174,921 shares outstanding as of July 26, 2019.

SPECIAL CAUTION CONCERNING FORWARD-LOOKING STATEMENTS
When included in this Quarterly Report on Form 10-Q, or in other documents that we file with the Securities and Exchange Commission (“SEC”) or in statements made by or on behalf of the Company, words like “believes,” “belief,” “expects,” “plans,” “anticipates,” “intends,” “projects,” “estimates,” “may,” “might,” “would,” “should” and similar expressions are intended to identify forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a variety of risks and uncertainties that could cause actual results to differ materially from those described therein. These risks and uncertainties include, but are not limited to the following: changes in or our failure to comply with existing federal and state laws or regulations or the inability to comply with new government regulations on a timely basis, changes in Medicare and other medical payment levels, our ability to open care centers, acquire additional care centers and integrate and operate these care centers effectively, competition in the healthcare industry, changes in the case mix of patients and payment methodologies, changes in estimates and judgments associated with critical accounting policies, our ability to maintain or establish new patient referral sources, our ability to consistently provide high-quality care, our ability to attract and retain qualified personnel, changes in payments and covered services by federal and state governments, future cost containment initiatives undertaken by third-party payors, our access to financing, our ability to meet debt service requirements and comply with covenants in debt agreements, business disruptions due to natural disasters or acts of terrorism, our ability to integrate, manage and keep our information systems secure, our ability to realize the anticipated benefits of the acquisition of Compassionate Care Hospice ("CCH"), our ability to comply with requirements stipulated in the CCH corporate integrity agreement, and changes in law or developments with respect to any litigation relating to the Company, including various other matters, many of which are beyond our control.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMEDISYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	June 30, 2019 (unaudited)	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$13,902	$20,229
Patient accounts receivable	239,674	188,972
Prepaid expenses	8,957	7,568
Other current assets	13,252	7,349
Total current assets	275,785	224,118
Property and equipment, net of accumulated depreciation of $98,936 and $95,472	29,762	29,449
Operating lease right of use assets	85,026	—
Goodwill	664,822	329,480
Intangible assets, net of accumulated amortization of $35,402 and $33,050	61,966	44,132
Deferred income taxes	30,213	35,794
Other assets	58,288	54,145
Total assets	$1,205,862	$717,118
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$35,690	$28,531
Payroll and employee benefits	111,660	92,858
Accrued expenses	131,860	99,475
Current portion of long-term obligations	7,610	1,612
Current portion of operating lease liabilities	26,187	—
Total current liabilities	313,007	222,476
Long-term obligations, less current portion	266,468	5,775
Operating lease liabilities, less current portion	57,392	—
Other long-term obligations	6,053	6,234
Total liabilities	642,920	234,485
Commitments and Contingencies—Note 6
Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized; 36,445,591 and 36,252,280 shares issued; and 32,130,184 and 31,973,505 shares outstanding	36	36
Additional paid-in capital	623,309	603,666
Treasury stock, at cost 4,315,407 and 4,278,775 shares of common stock	(246,175)	(241,685)
Accumulated other comprehensive income	15	15
Retained earnings	184,596	119,550
Total Amedisys, Inc. stockholders’ equity	561,781	481,582
Noncontrolling interests	1,161	1,051
Total equity	562,942	482,633
Total liabilities and equity	$1,205,862	$717,118
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	For the Three-Month Periods Ended June 30		For the Six-Month Periods Ended June 30
	2019	2018	2019	2018
Net service revenue	$492,984	$411,603	$960,324	$810,865
Cost of service, excluding depreciation and amortization	290,752	242,564	566,026	480,873
General and administrative expenses:
Salaries and benefits	98,356	77,215	193,186	152,846
Non-cash compensation	5,538	3,767	12,153	7,811
Other	48,408	42,104	91,810	83,784
Depreciation and amortization	5,179	3,125	8,074	6,718
Operating expenses	448,233	368,775	871,249	732,032
Operating income	44,751	42,828	89,075	78,833
Other income (expense):
Interest income	20	114	44	234
Interest expense	(4,332)	(2,140)	(7,681)	(3,843)
Equity in earnings from equity method investments	3,716	2,976	4,932	4,836
Miscellaneous, net	193	359	429	960
Total other (expense) income, net	(403)	1,309	(2,276)	2,187
Income before income taxes	44,348	44,137	86,799	81,020
Income tax expense	(10,308)	(10,596)	(21,186)	(20,159)
Net income	34,040	33,541	65,613	60,861
Net income attributable to noncontrolling interests	(298)	(192)	(567)	(353)
Net income attributable to Amedisys, Inc.	$33,742	$33,349	$65,046	$60,508
Basic earnings per common share:
Net income attributable to Amedisys, Inc. common stockholders	$1.05	$1.00	$2.03	$1.80
Weighted average shares outstanding	32,075	33,439	32,038	33,705
Diluted earnings per common share:
Net income attributable to Amedisys, Inc. common stockholders	$1.02	$0.98	$1.98	$1.76
Weighted average shares outstanding	32,933	34,179	32,913	34,391
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except common stock shares)
(Unaudited)

	For the Three-Months Ended June 30, 2019
	Total	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other ComprehensiveIncome	Retained Earnings	Noncontrolling Interests
		Shares	Amount
Balance, March 31, 2019	$521,200	36,337,743	$36	$613,714	$(244,373)	$15	$150,854	$954
Issuance of stock – employee stock purchase plan	752	7,181	—	752	—	—	—	—
Issuance of stock – 401(k) plan	2,318	18,811	—	2,318	—	—	—	—
Issuance/(cancellation) of non-vested stock	—	46,019	—	—	—	—	—	—
Exercise of stock options	987	35,837	—	987	—	—	—	—
Non-cash compensation	5,538	—	—	5,538	—	—	—	—
Surrendered shares	(1,802)	—	—	—	(1,802)	—	—	—
Noncontrolling interest distribution	(91)	—	—	—	—	—	—	(91)
Net income	34,040	—	—	—	—	—	33,742	298
Balance, June 30, 2019	$562,942	36,445,591	$36	$623,309	$(246,175)	$15	$184,596	$1,161

	For the Three-Months Ended June 30, 2018
	Total	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other ComprehensiveIncome	Retained Earnings	Noncontrolling Interests
		Shares	Amount
Balance, March 31, 2018	$549,558	35,861,469	$35	$575,925	$(55,018)	$15	$27,363	$1,238
Issuance of stock – employee stock purchase plan	560	10,913	—	560	—	—	—	—
Issuance of stock – 401(k) plan	2,402	39,810	—	2,402	—	—	—	—
Issuance/(cancellation) of non-vested stock	—	53,462	1	(1)	—	—	—	—
Exercise of stock options	2,484	78,523	—	2,484	—	—	—	—
Non-cash compensation	3,767	—	—	3,767	—	—	—	—
Surrendered shares	(1,527)	—	—	—	(1,527)	—	—	—
Shares repurchased	(181,402)	—	—	—	(181,402)	—	—	—
Noncontrolling interest distribution	(322)	—	—	—	—	—	—	(322)
Net income	33,541	—	—	—	—	—	33,349	192
Balance, June 30, 2018	$409,061	36,044,177	$36	$585,137	$(237,947)	$15	$60,712	$1,108

	For the Six-Months Ended June 30, 2019
	Total	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other ComprehensiveIncome	Retained Earnings	Noncontrolling Interests
		Shares	Amount
Balance, December 31, 2018	$482,633	36,252,280	$36	$603,666	$(241,685)	$15	$119,550	$1,051
Issuance of stock – employee stock purchase plan	1,534	15,037	—	1,534	—	—	—	—
Issuance of stock – 401(k) plan	4,613	38,402	—	4,613	—	—	—	—
Issuance/(cancellation) of non-vested stock	—	97,181	—	—	—	—	—	—
Exercise of stock options	1,343	42,691	—	1,343	—	—	—	—
Non-cash compensation	12,153	—	—	12,153	—	—	—	—
Surrendered shares	(4,490)	—	—	—	(4,490)	—	—	—
Noncontrolling interest distribution	(457)	—	—	—	—	—	—	(457)
Net income	65,613	—	—	—	—	—	65,046	567
Balance, June 30, 2019	$562,942	36,445,591	$36	$623,309	$(246,175)	$15	$184,596	$1,161

	For the Six-Months Ended June 30, 2018
	Total	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other ComprehensiveIncome	Retained Earnings	Noncontrolling Interests
		Shares	Amount
Balance, December 31, 2017	$516,426	35,747,134	$35	$568,780	$(53,713)	$15	$204	$1,105
Issuance of stock – employee stock purchase plan	1,157	24,236	—	1,157	—	—	—	—
Issuance of stock – 401(k) plan	4,781	84,959	—	4,781	—	—	—	—
Issuance/(cancellation) of non-vested stock	—	106,713	1	(1)	—	—	—	—
Exercise of stock options	2,609	81,135	—	2,609	—	—	—	—
Non-cash compensation	7,811	—	—	7,811	—	—	—	—
Surrendered shares	(2,832)	—	—	—	(2,832)	—	—	—
Shares repurchased	(181,402)	—	—	—	(181,402)	—	—	—
Noncontrolling interest distribution	(350)	—	—	—	—	—	—	(350)
Net income	60,861	—	—	—	—	—	60,508	353
Balance, June 30, 2018	$409,061	36,044,177	$36	$585,137	$(237,947)	$15	$60,712	$1,108
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Six-Month Periods Ended June 30
	2019	2018
Cash Flows from Operating Activities:
Net income	$65,613	$60,861
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,074	6,718
Non-cash compensation	12,153	7,811
401(k) employer match	4,686	4,894
Amortization and impairment of operating lease right of use assets	17,495	—
(Gain) loss on disposal of property and equipment	(2)	650
Deferred income taxes	5,875	9,145
Equity in earnings from equity method investments	(4,932)	(4,836)
Amortization of deferred debt issuance costs/debt discount	433	355
Write off of deferred debt issuance costs	—	38
Return on equity investment	842	2,204
Changes in operating assets and liabilities, net of impact of acquisitions:
Patient accounts receivable	(24,165)	3,604
Other current assets	(8,343)	(11,680)
Other assets	(56)	688
Accounts payable	(9,475)	3,623
Accrued expenses	29,262	4,548
Other long-term obligations	(181)	2,347
Operating lease liabilities	(16,200)	—
Operating lease right of use assets	(1,754)	—
Net cash provided by operating activities	79,325	90,970
Cash Flows from Investing Activities:
Proceeds from sale of deferred compensation plan assets	213	471
Proceeds from the sale of property and equipment	146	11
Investments in equity method investees	(210)	—
Purchases of property and equipment	(2,693)	(1,611)
Acquisitions of businesses, net of cash acquired	(345,414)	(4,074)
Net cash used in investing activities	(347,958)	(5,203)
Cash Flows from Financing Activities:
Proceeds from issuance of stock upon exercise of stock options	1,343	2,609
Proceeds from issuance of stock to employee stock purchase plan	1,534	1,157
Shares withheld upon stock vesting	(4,490)	(2,832)
Noncontrolling interest distribution	(457)	(350)
Proceeds from borrowings under term loan	175,000	—
Proceeds from borrowings under revolving line of credit	184,500	127,500
Repayments of borrowings under revolving line of credit	(92,000)	—
Principal payments of long-term obligations	(2,277)	(90,475)
Debt issuance costs	(847)	(2,433)
Purchase of company stock	—	(181,402)
Net cash provided by (used in) financing activities	262,306	(146,226)
Net decrease in cash and cash equivalents	(6,327)	(60,459)
Cash and cash equivalents at beginning of period	20,229	86,363
Cash and cash equivalents at end of period	$13,902	$25,904
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$4,187	$2,080
Cash paid for income taxes, net of refunds received	$7,849	$6,149
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. NATURE OF OPERATIONS, CONSOLIDATION AND PRESENTATION OF FINANCIAL STATEMENTS
Amedisys, Inc., a Delaware corporation, (together with its consolidated subsidiaries, referred to herein as “Amedisys,” “we,” “us,” or “our”) is a multi-state provider of home health, hospice and personal care services with approximately 74% of our revenue derived from Medicare for the three and six-month periods ended June 30, 2019 and 2018. As of June 30, 2019, we owned and operated 322 Medicare-certified home health care centers, 137 Medicare-certified hospice care centers and 12 personal-care care centers in 38 states within the United States and the District of Columbia.
Basis of Presentation
In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly our financial position, our results of operations, and our cash flows in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting. Our results of operations for the interim periods presented are not necessarily indicative of the results of our operations for the entire year and have not been audited by our independent auditors.
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
The most significant effects related to this adoption relate to (1) the recognition of new ROU assets and lease liabilities on our balance sheet for our real estate and fleet operating leases; and (2) significant new disclosures about our leasing activities. Upon adoption, we recognized approximately $80 million in additional operating lease liabilities with corresponding ROU assets of approximately the same amount.
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
We account for investments in entities in which we have the ability to exercise significant influence under the equity method if we hold 50% or less of the voting stock and the entity is not a variable interest entity in which we are the primary beneficiary. The book value of investments that we account for under the equity method of accounting was $39.4 million and $35.1 million as of June 30, 2019 and December 31, 2018, respectively, and is reflected in other assets within our condensed consolidated balance sheets.
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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Implicit price concessions are recorded for self-pay, uninsured patients and other payors by major payor class based on our historical collection experience, aged accounts receivable by payor and current economic conditions. The implicit price concession represents the difference between amounts billed and amounts we expect to collect based on our collection history with similar payors. The Company assesses its ability to collect for the healthcare services provided at the time of patient admission based on the Company's verification of the patient's insurance coverage under Medicare, Medicaid, and other commercial or managed care insurance programs. Medicare represents approximately 74% of the Company's consolidated net service revenue for the three and six-month periods ended June 30, 2019 and 2018.

Amounts due from third-party payors, primarily commercial health insurers and government programs (Medicare and Medicaid), include variable consideration for retroactive revenue adjustments due to settlements of audits and payment reviews. We determine our estimates for price concessions related to payment reviews based on our historical experience and success rates in the claim appeals and adjudication process. Revenue is recorded at amounts we estimate to be realizable for services provided.

We determine our estimates for implicit price concessions related to our inability to obtain appropriate billing documentation, authorizations, or face-to-face documentation based on our historical experience, which primarily includes a historical collection rate of over 99% on Medicare claims.

Revenue by payor class as a percentage of total net service revenue is as follows:

	For the Three-Month Periods Ended June 30		For the Six-Month Periods Ended June 30
	2019	2018	2019	2018
Home Health:
Medicare	44%	50%	45%	51%
Non-Medicare - Episodic-based	9%	8%	9%	8%
Non-Medicare - Non-episodic based	12%	12%	12%	12%
Hospice (1):
Medicare	30%	24%	29%	23%
Non-Medicare	1%	1%	1%	1%
Personal Care	4%	5%	4%	5%
	100%	100%	100%	100%
(1) Acquired Compassionate Care Hospice on February 1, 2019 and RoseRock Healthcare on April 1, 2019.

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
The Medicare home health benefit requires that beneficiaries be homebound (meaning that the beneficiary is unable to leave their home without a considerable and taxing effort), require intermittent skilled nursing, physical therapy or speech therapy services, and receive treatment under a plan of care established and periodically reviewed by a physician. All Medicare contracts are required

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

to have a signed plan of care which represents a single performance obligation, comprised of the delivery of a series of distinct services that are substantially similar and have a similar pattern of transfer to the customer. Accordingly, the Company accounts for the series of services ("episode") as a single performance obligation satisfied over time, as the customer simultaneously receives and consumes the benefits of the goods and services provided. Expected Medicare revenue per episode is recognized based on a pro-rated service output method, utilizing our historical average length of episode prior to discharge.
The base episode payment can be adjusted based on each patient's health including clinical condition, functional abilities and service needs, as well as for the applicable geographic wage index, low utilization, patient transfers and other factors. The services covered by the episode payment include all disciplines of care in addition to medical supplies. Medicare can also make various adjustments to payments received if we are unable to produce appropriate billing documentation or acceptable authorizations. In addition, we make adjustments to Medicare revenue if we find we are unable to obtain appropriate billing documentation, authorizations or face-to-face documentation. We estimate the impact of such adjustments based on our historical experience, which primarily includes a historical collection rate of over 99% on Medicare claims, and record this estimate during the period in which services are rendered as an estimated price concession and a corresponding reduction to patient accounts receivable.
A portion of reimbursement from each Medicare episode is billed near the start of each episode, and cash is typically received before all services are rendered. The amount of revenue recognized for episodes of care which are incomplete at period end is based on the company's average percentage of days complete on episodes as of the end of the year. As of June 30, 2019, the difference between the cash received from Medicare for a request for anticipated payment (“RAP”) on episodes in progress and the associated estimated revenue was recorded to accrued expenses within our condensed consolidated balance sheets.
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
Hospice Revenue Recognition
Hospice Medicare Revenue
Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the estimated payment rates. The estimated payment rates are predetermined daily or hourly rates for each of the four levels of care we deliver. The four levels of care are routine care, general inpatient care, continuous home care and respite care. Routine care accounted for 99% and 98% of our gross Medicare hospice service revenue for three and six-month periods ended June 30, 2019, respectively, and 98% of our gross Medicare hospice service revenue for the three and six-month periods ended June 30, 2018. There are two separate payment rates for routine care: payments for the first 60 days of care and care beyond 60 days. In addition to the two routine rates, we may also receive a service intensity add-on (“SIA”). The SIA is based on visits made in the last seven days of life by a registered nurse (“RN”) or medical social worker (“MSW”) for patients in a routine level of care.
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
Additionally, our hospice service revenue is subject to certain limitations on payments from Medicare which are considered variable consideration. We are subject to an inpatient cap limit and an overall Medicare payment cap for each provider number. We monitor these caps on a provider-by-provider basis and estimate amounts due back to Medicare if we estimate a cap has been exceeded. We

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

record these adjustments as a reduction to revenue and an increase in accrued expenses within our condensed consolidated balance sheet. Beginning for the cap year ending October 31, 2017, providers are required to self-report and pay their estimated cap liability by February 28th of the following year. As of June 30, 2019, we have settled our Medicare hospice reimbursements for all fiscal years through October 31, 2012. As of June 30, 2019, we have recorded $3.7 million in accrued expenses for estimated amounts due back to Medicare for the Federal cap years ended October 31, 2013 through September 30, 2019; approximately $1.5 million of this amount is related to the cap liability acquired as part of the Compassionate Care Hospice ("CCH") acquisition. As of December 31, 2018, we had recorded $1.7 million for estimated amounts due back to Medicare in accrued expenses for the Federal cap years ended October 31, 2013 through September 30, 2019.

Hospice Non-Medicare Revenue
Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to our established rates or estimated per day rates, as applicable. Explicit price concessions are recorded for the difference between our standard rates and the contractual rates to be realized from patients, third party payors and others for services provided and are deducted from gross revenue to determine our net service revenue. We also make adjustments to non-Medicare revenue for any implicit price concessions, based on historical experience, to reflect the estimated transaction price.
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
Patient Accounts Receivable
We report accounts receivable from services rendered at their estimated transaction price, which includes price concessions based on the amounts expected to be due from payors. Our patient accounts receivable are uncollateralized and consist of amounts due from Medicare, Medicaid, other third-party payors and patients. As of June 30, 2019, there is no single payor, other than Medicare, that accounts for more than 10% of our total outstanding patient receivables. Thus, we believe there are no other significant concentrations of receivables that would subject us to any significant credit risk in the collection of our patient accounts receivable. We write off accounts on a monthly basis once we have exhausted our collection efforts and deem an account to be uncollectible. We believe the collectibility risk associated with our Medicare accounts, which represent 59% and 56% of our patient accounts receivable at June 30, 2019 and December 31, 2018, respectively, is limited due to our historical collection rate of over 99% from Medicare and the fact that Medicare is a U.S. government payor.
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
Debt Issuance Costs
During the three-month period ended March 31, 2019, we recorded $0.8 million in deferred debt issuance costs as a reduction to long-term obligations, less current portion in our condensed consolidated balance sheet in connection with our entry into the Amended Credit Agreement (See Note 5 - Long-Term Obligations). As of June 30, 2019 and December 31, 2018, we had unamortized debt issuance costs of $4.0 million and $3.5 million, respectively, recorded as long-term obligations, less current portion in our condensed consolidated balance sheet. We amortize deferred debt issuance costs related to our long-term obligations over the term of the obligation through interest expense, unless the debt is extinguished, in which case unamortized balances are immediately expensed. We amortized $0.2 million and $0.4 million in deferred debt issuance during the three and six-month periods ended June 30, 2019, respectively. The unamortized debt issuance costs of $4.0 million will be amortized over a weighted-average amortization period of 4.6 years.
Fair Value of Financial Instruments
The following details our financial instruments where the carrying value and the fair value differ (amounts in millions):

	Fair Value at Reporting Date Using
Financial Instrument	Carrying Value as of June 30, 2019	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term obligations	$274.8	$—	$268.5	$—

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

	For the Three- Month Periods Ended June 30,		For the Six- Month Periods Ended June 30,
	2019	2018	2019	2018
Weighted average number of shares outstanding - basic	32,075	33,439	32,038	33,705
Effect of dilutive securities:
Stock options	537	425	548	381
Non-vested stock and stock units	321	315	327	305
Weighted average number of shares outstanding - diluted	32,933	34,179	32,913	34,391
Anti-dilutive securities	159	57	143	88

Business Combinations
We account for acquisitions using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. Acquisitions are accounted for as purchases and are included in our condensed consolidated financial statements from their respective acquisition dates. Assets acquired and liabilities assumed, if any, are measured at fair value on the acquisition date using the appropriate valuation method. Goodwill generated from acquisitions is recognized for the excess of the purchase price over tangible and identifiable intangible assets.

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
On February 1, 2019, we acquired Compassionate Care Hospice ("CCH"), a national hospice care provider headquartered in New Jersey, for a purchase price of $327.9 million, net of cash acquired of $6.7 million.
The Company is in the process of finalizing its valuation of the assets acquired and liabilities assumed. During the three-month period ended June 30, 2019, we recorded measurement period adjustments based on changes to management's estimates and assumptions related to the assets acquired and liabilities assumed. Based on the Company's preliminary valuation, the total estimated consideration of $327.9 million has been allocated to assets acquired and liabilities assumed as of the acquisition date as follows (amounts in millions):

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Amount
Patient accounts receivable	$26.5
Prepaid expenses	0.9
Other current assets	0.2
Property and equipment	0.2
Deferred tax asset	0.3
Intangible assets	18.5
Total assets acquired	46.6
Accounts payable	(15.7)
Payroll and employee benefits	(11.9)
Accrued expenses	(10.5)
Current portion of long-term obligations	(0.1)
Total liabilities acquired	(38.2)
Net identifiable assets acquired	8.4
Goodwill	319.5
Total estimated consideration	$327.9

Intangible assets acquired include Medicare licenses, certificates of need, trade names and non-compete agreements. The trade names and non-compete agreements will be amortized over a weighted-average period of 2.0 and 2.3 years, respectively.
CCH contributed approximately $46.0 million in net service revenue and an operating loss of $3.1 million (inclusive of acquisition and integration costs totaling $4.4 million) during the three-month period ended June 30, 2019 and $78.0 million in net service revenue and an operating loss of $4.9 million (inclusive of acquisition and integration costs totaling $10.0 million) during the six-month period ended June 30, 2019.
The following table contains unaudited pro forma condensed consolidated statement of operations information for the three and six-month periods ended June 30, 2019 and 2018 assuming that the CCH acquisition closed on January 1, 2018 (amounts in millions, except per share data):

	For the Three- Month Periods Ended June 30,		For the Six- Month Periods Ended June 30,
	2019	2018	2019	2018
Net service revenue	$493.0	$459.4	$976.4	$906.1
Operating income (loss)	44.8	48.1	95.4	89.9
Net income attributable to Amedisys, Inc.	33.7	34.8	68.9	63.7
Basic earnings (loss) per share	1.05	1.04	2.15	1.89
Diluted earnings (loss) per share	$1.02	$1.02	$2.09	$1.85

The pro forma information presented above includes adjustments for (i) amortization of identifiable intangible assets, (ii) interest on additional debt required to fund the CCH acquisition, (iii) non-recurring transaction costs and (iv) income taxes based on the Company’s statutory tax rate. This pro forma information is presented for illustrative purposes only and may not be indicative of the results of operations that would have actually occurred. In addition, future results may vary significantly from the results reflected in the pro forma information.
On April 1, 2019, we acquired RoseRock Healthcare ("RoseRock"), an Oklahoma based hospice provider, for a purchase price of $17.5 million. The purchase price was paid with cash on hand on the date of the transaction. Based on the Company's preliminary valuation, we recorded goodwill of $15.8 million and other intangibles including non-compete agreements of $0.7 million and tradenames of $1.0 million during the three-month period ended June 30, 2019. The non-compete agreement will be amortized over a weighted-average period of 2.8 years. RoseRock contributed approximately $2.5 million in net service revenue and $0.5 million in operating income during the three and six-month periods ended June 30, 2019.

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

Our fleet leases include a term of 367 days with monthly renewal options thereafter. Our fleet leases also include terminal rental adjustment clauses (“TRAC”), which provide for a final rental payment adjustment at the end of the lease, typically based on the amount realized from the sale of the vehicle. The TRAC is structured such that it will almost always result in a significant payment by us to the lessor if the renewal option is not exercised. Based on the significance of the TRAC adjustment at the initial lease expiration, we believe that it is reasonably certain that we will exercise the monthly renewal options; therefore, the renewal options are considered in determining the lease term, and payments associated with the renewal options are included in lease payments.

For our fleet and office equipment leases, we use the implicit rate in the lease as the discount rate. For our office leases, the implicit rate is typically not available, so we use our incremental borrowing rate as the discount rate. Our lease agreements include both lease and non-lease components. We have elected the practical expedient that allows us to not separate lease and non-lease components for all of our leases.

Payments due under our operating and finance leases include fixed payments as well as variable payments. For our office leases, variable payments include amounts for our proportionate share of operating expenses, utilities, property taxes, insurance, common area maintenance and other facility-related expenses. For our vehicle and equipment leases, variable payments consist of sales tax.

The components of lease cost for the three and six-month periods ended June 30, 2019 are as follows (amounts in millions):

	For the Three-Month Period Ended June 30, 2019	For the Six-Month Period Ended June 30, 2019
Operating lease cost:
Operating lease cost	$9.0	$17.2
Impairment of operating lease ROU assets	0.2	0.3
Total operating lease cost	9.2	17.5

Finance lease cost:
Amortization of ROU assets	0.4	0.8
Interest on lease liabilities	—	0.1
Total finance lease cost	0.4	0.9

Variable lease cost	0.7	1.2
Short-term lease cost	—	0.1

Total lease cost	$10.3	$19.7

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Amounts reported in the condensed consolidated balance sheet as of June 30, 2019 for our operating leases are as follows (amounts in millions):

June 30, 2019
Operating lease ROU assets	$85.0

Current portion of operating lease liabilities	26.2
Operating lease liabilities, less current portion	57.4
Total operating lease liabilities	$83.6

Amounts reported in the condensed consolidated balance sheet as of June 30, 2019 for finance leases are included in the table below. The finance lease ROU assets are recorded within property and equipment, net of accumulated depreciation within our condensed consolidated balance sheet. The finance lease liabilities are recorded within current portion of long-term obligations and long-term obligations, less current portion within our condensed consolidated balance sheet.

June 30, 2019
Finance lease ROU assets	$4.4
Accumulated amortization	(1.1)
Finance lease ROU assets, net	3.3

Current installments of obligations under finance leases	1.5
Long-term portion of obligations under finance leases	1.8
Total finance lease liabilities	$3.3

Supplemental cash flow information and non-cash activity related to our leases are as follows (amounts in millions):

For the Six-Month Period Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities and ROU assets:
Operating cash flow from operating leases	$(18.0)
Financing cash flow from finance leases	(0.8)

ROU assets obtained in exchange for lease obligations:
Operating leases	102.2
Finance leases	1.8

Reductions to ROU assets resulting from reductions to lease obligations:
Operating leases	(0.9)
Finance leases	—

Amounts disclosed for ROU assets obtained in exchange for lease obligations include amounts added to the carrying amount of ROU assets resulting from lease modifications and reassessments.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Weighted average remaining lease terms and discount rates for our leases as of June 30, 2019 are as follows:

Years
Weighted average remaining lease term:
Operating leases	4.1
Finance leases	2.3
Rate
Weighted average discount rate:
Operating leases	4.1%
Finance leases	5.3%

Maturities of lease liabilities as of June 30, 2019 are as follows (amounts in millions):

	Operating Leases	Finance Leases
2019 (a)	$14.1	$0.8
2020	27.5	1.5
2021	19.8	1.1
2022	11.4	0.1
2023	7.6	—
Thereafter	10.7	—
Total undiscounted lease payments	91.1	3.5
Less: Imputed interest	(7.5)	(0.2)
Total lease liabilities	$83.6	$3.3
(a) Excludes the six-month period ended June 30, 2019.

5. LONG-TERM OBLIGATIONS
Long-term debt consisted of the following for the periods indicated (amounts in millions):

	June 30, 2019	December 31, 2018
$175.0 million Term Loan; interest rate at Base Rate plus Applicable Rate or Eurodollar Rate plus Applicable Rate (4.0% at June 30, 2019); due February 4, 2024	$173.9	$—
$550.0 million Revolving Credit Facility; interest only payments; interest rate at Base Rate plus Applicable Rate or Eurodollar Rate plus Applicable Rate (3.9% at June 30, 2019); due February 4, 2024	100.0	7.5
Promissory notes	0.9	1.1
Finance leases	3.3	2.3
Principal amount of long-term obligations	278.1	10.9
Deferred debt issuance costs	(4.0)	(3.5)
	274.1	7.4
Current portion of long-term obligations	(7.6)	(1.6)
Total	$266.5	$5.8

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

First Amendment to Amended and Restated Credit Agreement

On February 4, 2019, we entered into the First Amendment to our Credit Agreement (as amended by the First Amendment, the "Amended Credit Agreement"). The Amended Credit Agreement provides for a senior secured credit facility in an initial aggregate principal amount of up to $725.0 million, which includes a $550.0 million Revolving Credit Facility under the Credit Agreement and a term loan facility with a principal amount of up to $175.0 million (the "Term Loan Facility" and collectively with the Revolving Credit Facility, the "Credit Facility"), which was added by the First Amendment.

We borrowed the entire principal amount of the Term Loan Facility on February 4, 2019 in order to fund a portion of the purchase price of the CCH acquisition, with the remainder of the purchase price and associated transactional fees and expenses funded by proceeds from the Revolving Credit Facility.

The loans issued under the Credit Facility bear interest on a per annum basis, at our election, at either: (i) the Base Rate plus the Applicable Rate or (ii) the Eurodollar Rate plus the Applicable Rate. The “Base Rate” means a fluctuating rate per annum equal to the highest of (a) the federal funds rate plus 0.50% per annum, (b) the prime rate of interest established by the Administrative Agent, and (c) the Eurodollar Rate plus 1% per annum. The “Eurodollar Rate” means the quoted rate per annum equal to the London Interbank Offered Rate (“LIBOR”) or a comparable successor rate approved by the Administrative Agent for an interest period of one, two, three or six months (as selected by us). The “Applicable Rate” is based on the consolidated leverage ratio and is presented in the table below. As of June 30, 2019, the Applicable Rate is 0.50% per annum for Base Rate loans and 1.50% per annum for Eurodollar Rate loans. We are also subject to a commitment fee and letter of credit fee under the terms of the Credit Agreement, as presented in the table below.

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

Our weighted average interest rate for borrowings under our $550.0 million Revolving Credit Facility was 4.0% for the three and six-month periods ended June 30, 2019. Our weighted average interest rate for borrowings under our $175.0 million Term Loan Facility was 4.0% for the three-month period ended June 30, 2019 and for the period February 4, 2019 to June 30, 2019.
As of June 30, 2019, our consolidated leverage ratio was 1.2, our consolidated interest coverage ratio was 18.0 and we are in compliance with our covenants under the Amended Credit Agreement. In the event we are not in compliance with our debt covenants in the future, we would pursue various alternatives in an attempt to successfully resolve the non-compliance, which might include, among other things, seeking debt covenant waivers or amendments.
As of June 30, 2019, our availability under our $550.0 million Revolving Credit Facility was $415.9 million as we have $100.0 million outstanding in borrowings and $34.1 million outstanding in letters of credit.
Joinder Agreement
In connection with the CCH acquisition, we entered into a Joinder Agreement, dated as of February 4, 2019, pursuant to which CCH and its subsidiaries were made parties to, and became subject to the terms and conditions of, the Amended Credit Agreement, the Amended and Restated Security Agreement, dated as of June 29, 2018, and the Amended and Restated Pledge Agreement, dated as of June 29, 2018. Pursuant to the Joinder, the Amended and Restated Security Agreement and the Amended and Restated Pledge Agreement, CCH and its subsidiaries granted in favor of the Administrative Agent a first lien security interest in substantially all of their personal property assets and pledged to the Administrative Agent each of their respective subsidiaries' issued and outstanding equity interests. CCH and its subsidiaries also guaranteed our obligations, whether now existing or arising after the effective date of the Joinder, under the Amended Credit Agreement pursuant to the terms of the Joinder and the Amended Credit Agreement.

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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Based on our analysis of sample claims data in connection with preliminary settlement discussions with the U.S. Department of Justice regarding the above matters, we recorded $1.0 million to accrued expenses in our condensed consolidated balance sheet as of March 31, 2019. We recorded an additional $5.5 million to accrued expenses during the three-month period ended June 30, 2019, with a total of $6.5 million recorded to accrued expenses in our condensed consolidated balance sheet as of June 30, 2019.  Due to the ongoing nature of the investigations and current stage of the settlement discussions, we are unable to estimate a range of potential loss at this time, and we cannot predict the timing or outcome of these investigations.
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
Other Investigative Matters - Ongoing
Corporate Integrity Agreement
On April 23, 2014, with no admissions of liability on our part, we entered into a settlement agreement with the U.S. Department of Justice relating to certain of our clinical and business operations. Concurrently with our entry into this agreement, we entered into a corporate integrity agreement (“CIA”) with the Office of Inspector General-HHS (“OIG”). The CIA formalized various aspects of our already existing ethics and compliance programs and contained other requirements designed to help ensure our ongoing compliance with federal health care program requirements. Among other things, the CIA required us to maintain our existing compliance program, executive compliance committee and compliance committee of the Board of Directors; provide certain compliance training; continue screening new and current employees to ensure they are eligible to participate in federal health care programs; engage an independent review organization to perform certain auditing and reviews and prepare certain reports regarding our compliance with federal health care programs, our billing submissions to federal health care programs and our compliance and risk mitigation programs; and provide certain reports and management certifications to the OIG. Additionally, the CIA required that we report substantial overpayments that we discover we have received from federal health care programs, as well as probable violations of federal health care laws. The corporate integrity agreement had a term of five years that ended on April 21, 2019. We filed our final annual report on July 19, 2019.
Compassionate Care Hospice Corporate Integrity Agreement
On January 30, 2015, Compassionate Care Hospice (“CCH”) entered into a Corporate Integrity Agreement with the Office of Inspector General- HHS (OIG). The CIA  requires that CCH provide annual on-site compliance training; develop and implement policies to ensure compliance with federal health care program requirements; screen new and current employees to ensure that they are eligible to participate in federal health care programs; establish a compliance committee that contains both a Compliance Officer and a Chief Quality Officer; retain a Governing Authority expert who will periodically complete a compliance program review; and retain an independent review organization (IRO) to complete claims review for hospice services rendered in New York.  Additionally, the CIA requires that CCH report substantial overpayments that CCH discovers it has received from federal health care programs, as well as probable violations of federal criminal, civil or administrative health care laws. Upon breach of the CIA, CCH could become liable for payment of certain stipulated penalties, or could be excluded from participation in federal health care programs. The CIA has a term of five years that will end on January 30, 2020.
Third Party Audits - Ongoing
From time to time, in the ordinary course of business, we are subject to audits under various governmental programs including Recovery Audit Contractors (“RACs”), Zone Program Integrity Contractors (“ZPICs”), Uniform Program Integrity Contractors ("UPICs"), Program Safeguard Contractors (“PSCs”) and Medicaid Integrity Contributors (“MICs”) in which third party firms engaged by the Centers for Medicare and Medicaid Services (“CMS”) conduct extensive reviews of claims data to identify potential improper payments. We cannot predict the ultimate outcome of any regulatory reviews or other governmental audits and investigations.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In July 2010, our subsidiary that provides hospice services in Florence, South Carolina received from a Zone Program Integrity Contractor (“ZPIC”) a request for records regarding a sample of 30 beneficiaries who received services from the subsidiary during the period of January 1, 2008 through March 31, 2010 (the “Review Period”) to determine whether the underlying services met pertinent Medicare payment requirements. We acquired the hospice operations subject to this review on August 1, 2009; the Review Period covers time periods both before and after our ownership of these hospice operations. Based on the ZPIC’s findings for 16 beneficiaries, which were extrapolated to all claims for hospice services provided by the Florence subsidiary billed during the Review Period, on June 6, 2011, the Medicare Administrative Contractor (“MAC”) for the subsidiary issued a notice of overpayment seeking recovery from our subsidiary of an alleged overpayment. We dispute these findings, and our Florence subsidiary has filed appeals through the Original Medicare Standard Appeals Process, in which we are seeking to have those findings overturned. An administrative law judge ("ALJ") hearing was held in early January 2015. On January 18, 2016, we received a letter dated January 6, 2016 referencing the ALJ hearing decision for the overpayment issued on June 6, 2011. The decision was partially favorable with a new overpayment amount of $3.7 million with a balance owed of $5.6 million, including interest, based on 9 disputed claims (originally 16). We filed an appeal to the Medicare Appeals Council on the remaining 9 disputed claims and also argued that the statistical method used to select the sample was not valid. No assurances can be given as to the timing or outcome of the Medicare Appeals Council decision. As of June 30, 2019, Medicare has withheld payments of $5.7 million (including additional interest) as part of their standard procedures once this level of the appeal process has been reached. In the event we are not able to recoup this alleged overpayment, we are entitled to be indemnified by the prior owners of the hospice operations for amounts relating to the period prior to August 1, 2009. On January 10, 2019, an arbitration panel from the American Health Lawyers Association determined that the prior owners' liability for their indemnification obligation was $2.8 million. Accordingly, the Company reduced its indemnity receivable from $4.9 million to $2.8 million. The $2.1 million impact was recorded to general and administrative expenses, other within our consolidated statements of operations during the three-month period ended December 31, 2018. As of June 30, 2019, we have an indemnity receivable of approximately $2.8 million for the amount withheld related to the period prior to August 1, 2009.
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
As of June 30, 2019, we have an accrued liability of approximately $17.4 million related to this matter. We expect to be indemnified by the prior owners for approximately $10.9 million of the total $12.6 million available indemnification related to this matter and have recorded this amount within other assets in our condensed consolidated balance sheet as of June 30, 2019. The net of these two amounts, $6.5 million, was recorded as a reduction in revenue in our condensed consolidated statements of operations during the three-month period ended September 30, 2017. As of June 30, 2019, $1.5 million of receivables have been impacted by this payment suspension.

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

	For the Three-Month Period Ended June 30, 2019
	Home Health	Hospice	Personal Care	Other	Total
Net service revenue	$318.6	$153.2	$21.2	$—	$493.0
Cost of service, excluding depreciation and amortization	187.8	87.3	15.6	—	290.7
General and administrative expenses	74.0	34.9	3.2	40.2	152.3
Depreciation and amortization	1.1	0.4	—	3.7	5.2
Operating expenses	262.9	122.6	18.8	43.9	448.2
Operating income (loss)	$55.7	$30.6	$2.4	$(43.9)	$44.8

	For the Three-Month Period Ended June 30, 2018
	Home Health	Hospice	Personal Care	Other	Total
Net service revenue	$291.5	$101.4	$18.7	$—	$411.6
Cost of service, excluding depreciation and amortization	176.5	51.7	14.4	—	242.6
General and administrative expenses	68.4	20.3	3.3	31.1	123.1
Depreciation and amortization	0.8	0.3	—	2.0	3.1
Operating expenses	245.7	72.3	17.7	33.1	368.8
Operating income (loss)	$45.8	$29.1	$1.0	$(33.1)	$42.8

	For the Six-Month Period Ended June 30, 2019
	Home Health	Hospice	Personal Care	Other	Total
Net service revenue	$628.7	$290.2	$41.4	$—	$960.3
Cost of service, excluding depreciation and amortization	373.5	161.4	31.1	—	566.0
General and administrative expenses	145.4	63.9	6.3	81.5	297.1
Depreciation and amortization	2.1	0.8	0.1	5.1	8.1
Operating expenses	521.0	226.1	37.5	86.6	871.2
Operating income (loss)	$107.7	$64.1	$3.9	$(86.6)	$89.1

	For the Six-Month Period Ended June 30, 2018
	Home Health	Hospice	Personal Care	Other	Total
Net service revenue	$575.6	$198.7	$36.6	$—	$810.9
Cost of service, excluding depreciation and amortization	350.9	101.8	28.2	—	480.9
General and administrative expenses	136.4	40.3	6.5	61.3	244.5
Depreciation and amortization	1.6	0.5	0.1	4.5	6.7
Operating expenses	488.9	142.6	34.8	65.8	732.1
Operating income (loss)	$86.7	$56.1	$1.8	$(65.8)	$78.8

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
We did not repurchase any shares pursuant to this stock repurchase program during the three or six-month periods ended June 30, 2019.
2018 Share Repurchase
On June 4, 2018, we purchased 2,418,304 of our common shares from affiliates of KKR Credit Advisors (US) LLC ("KKR"), representing one-half of KKR's then-current holdings in the Company and 7.1% of the aggregate outstanding shares of the Company's common stock for a total purchase price of $181.4 million including related direct costs. The Company repurchased the shares at $73.96 which represents 96% of the closing stock price of the Company's common stock on June 4, 2018. The repurchased shares are classified as treasury shares.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition for the three and six-month periods ended June 30, 2019. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included herein, and the consolidated financial statements and notes and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (“SEC”) on February 28, 2019 (the “Form 10-K”), which are incorporated herein by this reference. Historical results that appear in the condensed consolidated financial statements should not be interpreted as being indicative of future operations.
Unless otherwise provided, “Amedisys,” “we,” “our,” and the “Company” refer to Amedisys, Inc. and our consolidated subsidiaries.
Overview
We are a provider of high-quality in-home healthcare and related services to the chronic, co-morbid, aging American population, with approximately 74% of our revenue derived from Medicare for the three and six-month periods ended June 30, 2019 and 2018.
Our operations involve servicing patients through our three reportable business segments: home health, hospice and personal care. Our home health segment delivers a wide range of services in the homes of individuals who may be recovering from an illness, injury or surgery. Our hospice segment provides care that is designed to provide comfort and support for those who are facing a terminal illness. Our personal care segment provides patients with assistance with the essential activities of daily living. As of June 30, 2019, we owned and operated 322 Medicare-certified home health care centers, 137 Medicare-certified hospice care centers and 12 personal-care care centers in 38 states within the United States and the District of Columbia.
Care Centers Summary (Includes Unconsolidated Joint Ventures)

	Home Health	Hospice	Personal Care
As of December 31, 2018	323	84	12
Acquisitions/Startups	2	57	—
Closed/Consolidated	(3)	(4)	—
As of June 30, 2019	322	137	12
Recent Developments
Governmental Inquiries and Investigations and Other Litigation
See Note 6 – Commitments and Contingencies to our condensed consolidated financial statements for additional information regarding our corporate integrity agreements and for a discussion of and updates regarding other legal proceedings and investigations we are involved in. No assurances can be given as to the timing or outcome of these items.
Payment
On July 31, 2019, the Centers for Medicare and Medicaid Services ("CMS") issued a final rule to update hospice payment rates and the wage index for fiscal year 2020. The rule includes a rebasing of continuous home care, inpatient respite care and general inpatient care to better reflect the costs of care. This rebasing will be offset by a reduction in routine home care payments of 2.7% to achieve budget neutrality.  In addition, CMS eliminated the one-year “lag” in the use of the hospital wage index in an effort to align with the Inpatient Prospective Payment System ("IPPS") and other payment systems. CMS estimates hospices serving Medicare beneficiaries would see an estimated 2.6% increase in payments. This increase is the result of a 3.0% market basket adjustment less a 0.4% productivity adjustment. We are currently evaluating the final rule's impact on our hospice operations.

In November 2018, CMS issued the Calendar Year 2019 Home Health Final Rule, which provided for the first payment rate increase for home health providers since 2010. CMS estimated that the net impact of the payment provisions of the final rule would result in an increase of 2.2% in reimbursement to home health providers. The increase is the result of a 3.0% market basket increase less a 0.8% productivity adjustment. We have estimated the impact of the final rule on us to be an increase in revenue of 1.2%.

In the 2019 rule, CMS also issued proposed payment changes for Medicare home health providers for 2020. These proposed changes included changes to the Home Health Prospective Payment System ("HHPPS") case-mix adjustment methodology through the use of a new Patient-Driven Groupings Model ("PDGM") for home health payments, a change in the unit of payment from a 60-day payment period to a 30-day payment period and the elimination of the use of therapy visits in the determination of payments. While the proposed changes are to be implemented in a budget neutral manner to the industry, the ultimate impact will vary by provider based on factors including patient mix and admission source.

In July 2019, CMS issued proposed payment changes for Medicare home health providers for 2020. The proposed rule reaffirmed the 2020 changes included in the 2019 rule including implementation of PDGM and a change in the unit of payment from 60-day episodes of care to 30-day periods of care. Additionally, in an effort to eliminate fraud risks, CMS proposed to phase out requests for anticipated payment ("RAP") over 2020 with the full elimination of RAPs in 2021. CMS estimates that the proposed rule will result in a 1.3% increase in payments to home health providers. CMS's estimates include a 1.5% market basket increase and assumes that the industry will make certain behavioral changes. We are currently evaluating the proposed rule's impact on our home health operations.
Acquisitions
On February 1, 2019, we acquired Compassionate Care Hospice ("CCH"), a national hospice care provider headquartered in New Jersey, for a purchase price of $327.9 million, net of cash acquired.
On April 1, 2019, we acquired the assets of RoseRock Healthcare ("RoseRock"), an Oklahoma based hospice provider for a purchase price of $17.5 million.
As we continue to focus on inorganic expansion in all three segments, we anticipate incurring acquisition and integration costs throughout 2019. During the three and six-month periods ended June 30, 2019, we incurred approximately $4 million and $10 million, respectively, in costs related to various acquisitions and the integration of CCH. Our total acquisition and integration costs related to CCH for 2019 are expected to be approximately $15 million to $17 million.
Results of Operations
Three-Month Period Ended June 30, 2019 Compared to the Three-Month Period Ended June 30, 2018
Consolidated
The following table summarizes our consolidated results of operations (amounts in millions):

	For the Three- Month Periods Ended June 30,
	2019	2018
Net service revenue	$493.0	$411.6
Gross margin, excluding depreciation and amortization	202.2	169.0
% of revenue	41.0%	41.1%
Other operating expenses	152.3	123.1
% of revenue	30.9%	29.9%
Depreciation and amortization	5.2	3.1
Operating income	44.7	42.8
Total other (expense) income, net	(0.4)	1.3
Income tax expense	(10.3)	(10.6)
Effective income tax rate	23.2%	24.0%
Net income	34.0	33.5
Net income attributable to noncontrolling interests	(0.3)	(0.2)
Net income attributable to Amedisys, Inc.	$33.7	$33.3
Overall, our operating income increased $2 million on a revenue increase of $81 million. Our results for the three-month period ended June 30, 2019 include the acquisition of CCH on February 1, 2019 and RoseRock on April 1, 2019. CCH contributed approximately $46 million in revenue and $1 million in operating income to our results for the three-month period ended June 30, 2019 (excluding acquisition and integration costs of approximately $4 million; including intangible amortization of approximately

$2 million). RoseRock contributed approximately $3 million in revenue and $1 million in operating income to our results for the three-month period ended June 30, 2019. The CCH acquisition impacted our hospice segment as well as our corporate expenses; the RoseRock acquisition only impacted our hospice segment.
Additionally, our operating income was negatively impacted by (i) a $6 million accrual related to current settlement discussions with the U.S. Department of Justice (see Note 6 - Commitments and Contingencies to our condensed consolidated financial statements for additional information) and (ii) $4 million in acquisition and integration costs primarily related to the CCH acquisition.
Our quarterly performance reflects growth and operating improvement within all three segments of our legacy operations. Our gross margin was positively impacted by 2019 changes in reimbursement for both home health and hospice totaling $5 million, continued improvement in clinician productivity and increases in the acuity level of our patients within our home health segment and changes in our home health care center staffing which resulted in a shift of some office staff from cost of service to other operating expenses totaling approximately $1 million. We also continue to remain focused on costs. Our other operating expenses as a percentage of revenue increased 1.0% compared to prior year; this increase is inclusive of approximately $4 million in acquisition and integration costs. Excluding the acquisition and integration costs, our other operating expenses as a percentage of revenue remained relatively flat compared to prior year despite planned wage increases that became effective during the three-month period ended September 30, 2018 and the home health staffing shifts referenced above.

Home Health Segment
The following table summarizes our home health segment results of operations:

	For the Three- Month Periods Ended June 30,
	2019	2018
Financial Information (in millions):
Medicare	$219.1	$206.3
Non-Medicare	99.5	85.2
Net service revenue	318.6	291.5
Cost of service	187.8	176.5
Gross margin	130.8	115.0
Other operating expenses	75.1	69.2
Operating income	$55.7	$45.8
Same Store Growth (1):
Medicare revenue	6%	6%
Non-Medicare revenue	17%	18%
Total admissions	7%	6%
Total volume (2)	6%	8%
Total Episodic admissions (3)	6%	5%
Total Episodic volume (4)	4%	6%
Key Statistical Data - Total (5):
Medicare:
Admissions	48,870	47,058
Recertifications	27,777	28,431
Total volume	76,647	75,489
Completed episodes	76,302	74,776
Visits	1,322,393	1,318,074
Average revenue per completed episode (6)	$2,953	$2,874
Visits per completed episode (7)	17.6	17.8
Non-Medicare:
Admissions	32,893	29,271
Recertifications	15,584	13,891
Total volume	48,477	43,162
Visits	774,093	690,548
Total (5):
Visiting Clinician Cost per Visit	$81.97	$80.07
Clinical Manager Cost per Visit	7.65	7.76
Total Cost per Visit	$89.62	$87.83
Visits	2,096,486	2,008,622

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
Operating Results
Overall, our operating income increased $10 million on a $27 million increase in net service revenue. Our gross margin as a percentage of revenue was positively impacted by growth in volumes, increases in clinician productivity and the acuity level of our patients and changes in our home health care center staffing which resulted in a shift of some office staff from cost of service to other operating expenses totaling approximately $1 million. The impact of the 2019 change in reimbursement was an increase in net service revenue and gross margin of approximately $3 million.
Net Service Revenue
Our revenue increased $27 million on a 6% increase in total volume and a 3% increase in Medicare revenue per episode. The volume growth was driven by a 7% increase in admissions. The increase in Medicare revenue per episode is the result of a 1.2% increase in reimbursement with the remainder due to an increase in the acuity level of our patients. Additionally, our non-Medicare (per visit and episodic) rates increased approximately 3% which is a combination of rate increases and increases in the acuity level of our patients. The increase in revenue for the three-month period ended June 30, 2019 was also positively impacted by a reduction in our revenue price concessions.
Cost of Service, Excluding Depreciation and Amortization
Our cost per visit consists of costs associated with direct clinician care in the homes of our patients as well as the cost of clinical managers who monitor the overall delivery of care. Our cost of service increased 6% on a 4% increase in total visits which was driven by a 6% growth in volumes. Our total cost per visit increased 2% as an increase in clinician productivity partially offset planned wage increases.
Other Operating Expenses
Other operating expenses increased approximately $6 million primarily due to an increase in salaries and benefits expense as a result of the addition of resources to support volume growth, planned wage increases that became effective during the three-month period ended September 30, 2018 and a shift of some of our home health office staff from cost of service to other operating expenses.

Hospice Segment
The following table summarizes our hospice segment results of operations:

	For the Three- Month Periods Ended June 30,
	2019	2018
Financial Information (in millions):
Medicare	$145.8	$96.9
Non-Medicare	7.4	4.5
Net service revenue	153.2	101.4
Cost of service	87.3	51.7
Gross margin	65.9	49.7
Other operating expenses	35.3	20.6
Operating income	$30.6	$29.1
Same Store Growth (1):
Medicare revenue	1%	13%
Hospice admissions	7%	7%
Average daily census	5%	12%
Key Statistical Data - Total (2):
Hospice admissions	10,430	6,746
Average daily census	11,427	7,554
Revenue per day, net	$147.27	$147.58
Cost of service per day	$83.96	$75.20
Average discharge length of stay	98	97

(1)
Same store information represents the percent change in our Medicare revenue, Hospice admissions or average daily census for the period as a percent of the Medicare revenue, Hospice admissions or average daily census of the prior period.

(2)	Total includes acquisitions and denovos.
Operating Results
On February 1, 2019, we acquired CCH, which owned and operated 53 hospice care centers. On April 1, 2019, we acquired RoseRock Healthcare, which owned and operated one hospice care center. Acquisitions are included in our consolidated financial statements from their respective acquisition dates. As a result, our hospice segment operating results for 2019 and 2018 are not fully comparable.
Overall, our operating income increased $2 million on a $52 million increase in net service revenue. Our operating income was negatively impacted by a $6 million reduction to revenue and gross margin related to settlement discussions with the U.S. Department of Justice (see Note 6 - Commitments and Contingencies to our condensed consolidated financial statements for additional information). Our operating results for the quarter were positively impacted by the 2019 change in reimbursement, which resulted in an increase in net service revenue and gross margin of approximately $2 million, by continued growth and by our acquisitions. CCH contributed approximately $46 million in revenue and $6 million in operating income to our hospice segment's results for the three-month period ended June 30, 2019. RoseRock contributed approximately $3 million in revenue and $1 million in operating income to our hospice segment's results for the three-month period ended June 30, 2019.
Net Service Revenue
Our hospice revenue increased $52 million, approximately $49 million of which is attributable to our acquisition activity. The remaining $3 million increase is the result of a 5% increase in our average daily census and a 1.6% increase in reimbursement effective for services provided from October 1, 2018, partially offset by an increase in our revenue price concessions, which includes a $6 million reduction to revenue related to settlement discussions with the U.S. Department of Justice (see Note 6 - Commitments and Contingencies to our condensed consolidated financial statements for additional information).

Cost of Service, Excluding Depreciation and Amortization
Our hospice cost of service increased $36 million, approximately $31 million of which is attributable to our acquisition activity. The remaining $5 million increase is primarily due to a 5% increase in average daily census and the impact of planned wage increases that became effective during the three-month period ended September 30, 2018.
Other Operating Expenses
Other operating expenses increased $15 million; approximately $11 million of the increase is related to our acquisition activity. The remaining $4 million increase is due to increases in other care center related expenses, primarily salaries and benefits due to the addition of resources to support census growth and planned wage increases that became effective during the three-month period ended September 30, 2018.
Personal Care Segment
The following table summarizes our personal care segment results of operations:

	For the Three- Month Periods Ended June 30,
	2019	2018
Financial Information (in millions):
Medicare	$—	$—
Non-Medicare	21.2	18.7
Net service revenue	21.2	18.7
Cost of service	15.6	14.4
Gross margin	5.6	4.3
Other operating expenses	3.2	3.3
Operating income	$2.4	$1.0
Key Statistical Data - Total (1):
Billable hours	848,245	797,228
Clients served	12,962	12,683
Shifts	382,287	356,874
Revenue per hour	$25.01	$23.48
Revenue per shift	$55.49	$52.45
Hours per shift	2.2	2.2

(1)	Total includes acquisitions.
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
Operating income related to our personal care segment increased $1 million on a $2 million increase in net service revenue offset by a $1 million increase in cost of service; other operating expenses remained flat.

Corporate
The following table summarizes our corporate results of operations:

	For the Three- Month Periods Ended June 30,
	2019	2018
Financial Information (in millions):
Other operating expenses	$40.2	$31.1
Depreciation and amortization	3.7	2.0
Total operating expenses	$43.9	$33.1
Corporate expenses consist of costs relating to our executive management and corporate and administrative support functions, primarily information services, accounting, finance, billing and collections, legal, compliance, risk management, procurement, marketing, clinical administration, training, human resources and administration.
During the three-month period ended June 30, 2019, corporate operating expenses increased $11 million; approximately $8 million of which is attributable to the CCH acquisition: $2 million relates to CCH corporate and administrative support functions, $2 million relates to CCH intangibles amortization and approximately $4 million relates to CCH acquisition and integration costs. Excluding the impact of the CCH acquisition, other operating expenses increased $3 million which represents 4% of our $81 million increase in revenue. The increase is due to increases in salaries and benefits expense, information technology expense and professional fees which were offset by a gain on the sale of fleet vehicles.

Six-Month Period Ended June 30, 2019 Compared to the Six-Month Period Ended June 30, 2018
Consolidated
The following table summarizes our consolidated results of operations (amounts in millions):

	For the Six- Month Periods Ended June 30,
	2019	2018
Net service revenue	$960.3	$810.9
Gross margin, excluding depreciation and amortization	394.3	330.0
% of revenue	41.1%	40.7%
Other operating expenses	297.1	244.5
% of revenue	30.9%	30.2%
Depreciation and amortization	8.1	6.7
Operating income	89.1	78.8
Total other (expense) income, net	(2.3)	2.2
Income tax expense	(21.2)	(20.1)
Effective income tax rate	24.4%	24.9%
Net income	65.6	60.9
Net income attributable to noncontrolling interests	(0.6)	(0.4)
Net income attributable to Amedisys, Inc.	$65.0	$60.5
Overall, our operating income increased $10 million on a revenue increase of $149 million. Our results for the six-month period ended June 30, 2019 include the acquisitions of CCH and RoseRock. CCH contributed approximately $78 million in revenue and $5 million in operating income to our results for the six-month period ended June 30, 2019 (excluding acquisition and integration costs of approximately $10 million; including intangible amortization of approximately $2 million). RoseRock contributed approximately $3 million in revenue and $1 million in operating income to our results for the six-month period ended June 30,

2019. The CCH acquisition impacted our hospice segment as well as our corporate expenses; the RoseRock acquisition only impacted our hospice segment.
Additionally, our operating income was negatively impacted by (i) a $7 million accrual related to current settlement discussions with the U.S. Department of Justice (see Note 6 - Commitments and Contingencies to our condensed consolidated financial statements for additional information) and (ii) approximately $10 million in acquisition costs and integration costs primarily related to the CCH acquisition.
Our year-to-date performance reflects growth and operating improvement in all three segments of our legacy operations. Our gross margin was positively impacted by 2019 changes in reimbursement totaling $10 million and changes in our home health care center staffing which resulted in a shift of some office staff from cost of service to other operating expenses. We also continue to remain focused on costs as our other operating expenses as a percentage of revenue increased less than 1% compared to prior year.

Home Health Segment
The following table summarizes our home health segment results of operations:

	For the Six- Month Periods Ended June 30,
	2019	2018
Financial Information (in millions):
Medicare	$432.5	$411.3
Non-Medicare	196.2	164.3
Net service revenue	628.7	575.6
Cost of service	373.5	350.9
Gross margin	255.2	224.7
Other operating expenses	147.5	138.0
Operating income	$107.7	$86.7
Same Store Growth (1):
Medicare revenue	5%	5%
Non-Medicare revenue	20%	16%
Total admissions	7%	5%
Total volume (2)	6%	7%
Total Episodic admissions (3)	5%	4%
Total Episodic volume (4)	4%	6%
Key Statistical Data - Total (5):
Medicare:
Admissions	99,190	96,513
Recertifications	54,889	55,667
Total volume	154,079	152,180
Completed episodes	150,280	147,612
Visits	2,653,802	2,632,200
Average revenue per completed episode (6)	$2,928	$2,833
Visits per completed episode (7)	17.5	17.5
Non-Medicare:
Admissions	66,542	59,160
Recertifications	30,267	26,323
Total volume	96,809	85,483
Visits	1,527,772	1,351,481
Total (5):
Visiting Clinician Cost per Visit	$81.51	$80.20
Clinical Manager Cost per Visit	7.83	7.88
Total Cost per Visit	$89.34	$88.08
Visits	4,181,574	3,983,681

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
Operating Results
Overall, our operating income increased $21 million on a $53 million increase in net service revenue. Our gross margin as a percentage of revenue was positively impacted by the 2019 changes in reimbursement, growth in volumes, increases in clinician productivity and the acuity level of our patients, a reduction in price concessions and changes in our home health care center staffing which resulted in a shift of some office staff from cost of service to other operating expenses. The impact of the 2019 change in reimbursement was an increase in net service revenue and gross margin of approximately $6 million.
Net Service Revenue
Our revenue increased $53 million on a 6% increase in total volume and a 3% increase in Medicare revenue per episode. The volume growth was driven by a 7% increase in admissions. The increase in Medicare revenue per episode is the result of a 1.2% increase in reimbursement with the remainder due to an increase in the acuity level of our patients. Additionally, our non-Medicare (per visit and episodic) rates increased approximately 3% which is a combination of rate increases and increases in the acuity level of our patients. The increase in revenue for the six-month period ended June 30, 2019 was also positively impacted by a reduction in our revenue price concessions.
Cost of Service, Excluding Depreciation and Amortization
Our cost of service increased 6% on a 5% increase in total visits. Our total cost per visit increased approximately 1% primarily as a result of planned wage increases.
Other Operating Expenses
Other operating expenses increased approximately $9 million primarily due to an increase in salaries and benefits expense as a result of the addition of resources to support volume growth, planned wage increases that became effective during the three-month period ended September 30, 2018 and the home health staffing shifts referenced above.

Hospice Segment
The following table summarizes our hospice segment results of operations:

	For the Six- Month Periods Ended June 30,
	2019	2018
Financial Information (in millions):
Medicare	$276.5	$188.7
Non-Medicare	13.7	10.0
Net service revenue	290.2	198.7
Cost of service	161.4	101.8
Gross margin	128.8	96.9
Other operating expenses	64.7	40.8
Operating income	$64.1	$56.1
Same Store Growth (1):
Medicare revenue	5%	12%
Hospice admissions	6%	6%
Average daily census	7%	12%
Key Statistical Data - Total (2):
Hospice admissions	20,141	13,679
Average daily census	10,709	7,385
Revenue per day, net	$149.72	$148.66
Cost of service per day	$83.25	$76.15
Average discharge length of stay	98	97

(1)
Same store information represents the percent change in our Medicare revenue, Hospice admissions or average daily census for the period as a percent of the Medicare revenue, Hospice admissions or average daily census of the prior period.

(2)	Total includes acquisitions and denovos.
Operating Results
As a result of our 2019 acquisitions, our hospice segment operating results for 2019 and 2018 are not fully comparable.
Overall, our operating income increased $8 million on a $92 million increase in net service revenue. Our operating income was negatively impacted by a $7 million reduction to revenue and gross margin related to settlement discussions with the U.S. Department of Justice (see Note 6 - Commitments and Contingencies to our condensed consolidated financial statements for additional information). Our operating results for the six-month period ended June 30, 2019, were positively impacted by the 2019 change in reimbursement, which resulted in an increase in net service revenue and gross margin of approximately $4 million, by continued growth and by our acquisitions which contributed approximately $81 million in revenue and $11 million in operating income to our hospice segment's results for the six-month period ended June 30, 2019.
Net Service Revenue
Our hospice revenue increased $92 million, approximately $81 million of which is attributable to our acquisition activities. The remaining $11 million increase is the result of a 7% increase in our average daily census and a 1.6% increase in reimbursement effective for services provided from October 1, 2018, partially offset by an increase in our revenue price concessions, which include a $7 million reduction to revenue and gross margin related to the U.S. Department of Justice matter noted above.
Cost of Service, Excluding Depreciation and Amortization
Our hospice cost of service increased $60 million, approximately $52 million of which is attributable to our acquisition activity. The remaining $8 million increase is primarily due to a 7% increase in average daily census and planned wage increases that became effective during the three-month period ended September 30, 2018.

Other Operating Expenses
Other operating expenses increased $24 million; approximately $18 million of the increase is related to our acquisition activity. The remaining $6 million increase is due to increases in other care center related expenses, primarily salaries and benefits due to the addition of resources to support census growth and planned wage increases that became effective during the three-month period ended September 30, 2018.
Personal Care Segment
The following table summarizes our personal care segment results of operations:

	For the Six- Month Periods Ended June 30,
	2019	2018
Financial Information (in millions):
Medicare	$—	$—
Non-Medicare	41.4	36.6
Net service revenue	41.4	36.6
Cost of service	31.1	28.2
Gross margin	10.3	8.4
Other operating expenses	6.4	6.6
Operating income	$3.9	$1.8
Key Statistical Data - Total (1):
Billable hours	1,681,862	1,547,181
Clients served	14,687	14,350
Shifts	758,469	705,040
Revenue per hour	$24.60	$23.66
Revenue per shift	$54.56	$51.91
Hours per shift	2.2	2.2

(1)	Total includes acquisitions.
Operating Results
Operating income related to our personal care segment increased $2 million on a $5 million increase in net service revenue. Cost of service increased approximately $3 million; other operating expenses remained flat. These results are inclusive of the acquisitions of East Tennessee Personal Care Services and Bring Care Home.
Corporate
The following table summarizes our corporate results of operations:

	For the Six- Month Periods Ended June 30,
	2019	2018
Financial Information (in millions):
Other operating expenses	$81.5	$61.3
Depreciation and amortization	5.1	4.5
Total operating expenses	$86.6	$65.8
During the six-month period ended June 30, 2019, corporate operating expenses increased $21 million; approximately $15 million of which is attributable to the CCH acquisition: $3 million relates to CCH corporate and administrative support functions, $2 million relates to CCH intangibles amortization and approximately $10 million relates to CCH acquisition and integration costs. Excluding the impact of the CCH acquisition, other operating expenses increased $6 million which represents 4% of our $149 million increase in revenue. The remaining increase is primarily due to increases in salaries and benefits expense which was partially offset by a decrease in professional fees and a gain on the sale of fleet vehicles.

Liquidity and Capital Resources
Cash Flows
The following table summarizes our cash flows for the periods indicated (amounts in millions):

	For the Six- Month Periods Ended June 30,
	2019	2018
Cash provided by operating activities	$79.3	$90.9
Cash used in investing activities	(347.9)	(5.2)
Cash provided by (used in) financing activities	262.3	(146.2)
Net decrease in cash and cash equivalents	(6.3)	(60.5)
Cash and cash equivalents at beginning of period	20.2	86.4
Cash and cash equivalents at end of period	$13.9	$25.9
Cash provided by operating activities decreased $11.6 million during the six-month period ended June 30, 2019 compared to the six-month period ended June 30, 2018 primarily due to a decrease in our cash collections as compared to 2018 due to our acquisition activity.
Cash used in investing activities increased $342.7 million during the six-month period ended June 30, 2019 compared to the six-month period ended June 30, 2018 related to our acquisitions of CCH and RoseRock.
Cash provided by financing activities increased $408.5 million during the six-month period ended June 30, 2019 compared to the six-month period ended June 30, 2018 primarily due to our borrowings under our Amended Credit Agreement to fund acquisitions.
Liquidity
Typically, our principal source of liquidity is the collection of our patient accounts receivable, primarily through the Medicare program. In addition to our collection of patient accounts receivable, from time to time, we can and do obtain additional sources of liquidity by the incurrence of additional indebtedness.
During the six-month period ended June 30, 2019, we spent $2.7 million in capital expenditures as compared to $1.6 million during the six-month period ended June 30, 2018. Our capital expenditures for 2019 are expected to be approximately $8.0 million to $10.0 million, excluding the impact of any future acquisitions.
As of June 30, 2019, we had $13.9 million in cash and cash equivalents and $415.9 million in availability under our $550.0 million Revolving Credit Facility.
Based on our operating forecasts and our debt service requirements, we believe we will have sufficient liquidity to fund our operations, capital requirements and debt service requirements.
Outstanding Patient Accounts Receivable
Our patient accounts receivable increased $50.7 million from December 31, 2018 to June 30, 2019; $18.6 million of the increase is related to CCH. Our cash collection as a percentage of revenue was 102% for the six-month periods ended June 30, 2019 and 2018. Our days revenue outstanding at June 30, 2019 was 41.1 days which is an increase of 3.1 days from December 31, 2018 and a decrease of 0.1 days from March 31, 2019. As anticipated, our acquisition activity has negatively impacted our days revenue outstanding. The estimated impact is 2.6 days.
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
The following schedules detail our patient accounts receivable, by payor class, aged based upon initial date of service (amounts in millions, except days revenue outstanding):

	0-90	91-180	181-365	Over 365	Total
At June 30, 2019:
Medicare patient accounts receivable	$123.5	$14.6	$1.4	$0.8	$140.3
Other patient accounts receivable:
Medicaid	21.1	4.3	3.0	—	28.4
Private	59.7	8.4	2.7	0.2	71.0
Total	$80.8	$12.7	$5.7	$0.2	$99.4
Total patient accounts receivable					$239.7
Days revenue outstanding (1)					41.1
	0-90	91-180	181-365	Over 365	Total
At December 31, 2018:
Medicare patient accounts receivable	$95.5	$8.1	$1.0	$1.8	$106.4
Other patient accounts receivable:
Medicaid	13.1	2.7	1.1	—	16.9
Private	51.3	6.7	4.4	3.3	65.7
Total	$64.4	$9.4	$5.5	$3.3	$82.6
Total patient accounts receivable					$189.0
Days revenue outstanding (1)					38.0

(1)
Our calculation of days revenue outstanding is derived by dividing our ending patient accounts receivable at June 30, 2019 and December 31, 2018 by our average daily patient revenue for the three-month periods ended June 30, 2019 and December 31, 2018, respectively.

Indebtedness
First Amendment to Amended and Restated Credit Agreement
On February 4, 2019, we entered into the First Amendment to the Credit Agreement (as amended by the First Amendment, the "Amended Credit Agreement"). The Amended Credit Agreement provides for a senior secured credit facility in an initial aggregate principal amount of up to $725.0 million, which includes a $550.0 million Revolving Credit Facility under the Credit Agreement and a term loan facility with a principal amount of up to $175.0 million (the "Term Loan Facility" and collectively with the Revolving Credit Facility, the "Credit Facility"), which was added by the First Amendment.

We borrowed the entire principal amount of the Term Loan Facility on February 4, 2019 in order to fund a portion of the purchase price of the CCH acquisition, with the remainder of the purchase price and associated transactional fees and expenses funded by proceeds from the Revolving Credit Facility.

Our weighted average interest rate for borrowings under our $550.0 million Revolving Credit Facility was 4.0% for the three and six-month periods ended June 30, 2019. Our weighted average interest rate for our borrowings under our $175.0 million Term Loan Facility was 4.0% for the three-month period ended June 30, 2019 and for the period February 4, 2019 to June 30, 2019.
As of June 30, 2019, our consolidated leverage ratio was 1.2, our consolidated interest coverage ratio was 18.0 and we are in compliance with our covenants under the Credit Agreement.
As of June 30, 2019, our availability under our $550.0 million Revolving Credit Facility was $415.9 million as we have $100.0 million outstanding in borrowings and $34.1 million outstanding in letters of credit.

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
We did not repurchase any shares pursuant to this stock repurchase program during the three or six-month period ended June 30, 2019.
2018 Share Repurchase
On June 4, 2018, we purchased 2,418,304 of our common shares from affiliates of KKR Credit Advisors (US) LLC ("KKR"), representing one-half of KKR's then-current holdings in the Company and 7.1% of the aggregate outstanding shares of the Company's common stock for a total purchase price of $181.4 million including related direct costs. The Company repurchased the shares at $73.96 which represents 96% of the closing stock price of the Company's common stock on June 4, 2018. The repurchased shares are classified as treasury shares.
Inflation
We do not believe inflation has significantly impacted our results of operations.
Critical Accounting Estimates
See Part II, Item 7 – Critical Accounting Estimates and our consolidated financial statements and related notes in Part II, Item 8 of our 2018 Annual Report on Form 10-K, for accounting policies and related estimates we believe are the most critical to understanding our condensed consolidated financial statements, financial condition and results of operations and which require complex management judgment and assumptions, or involve uncertainties. These critical accounting estimates include revenue recognition and goodwill and other intangible assets. There have not been any changes to our significant accounting policies or their application since we filed our 2018 Annual Report on Form 10-K except for the changes related to the adoption of Accounting Standards Updates 2016-02, 2018-01, 2018-10 and 2018-11 as disclosed in Note 1 - Nature of Operations, Consolidation and Presentation of Financial Statements to our condensed consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from fluctuations in interest rates. Our Revolving Credit Facility carries a floating interest rate which is tied to the Eurodollar rate (i.e. LIBOR) and the Prime Rate and therefore, our condensed consolidated statements of operations and our condensed consolidated statements of cash flows are exposed to changes in interest rates. As of June 30, 2019, the total amount of outstanding debt subject to interest rate fluctuations was $273.9 million. A 1.0% interest rate change would cause interest expense to change by approximately $2.7 million annually, assuming the Company makes no principal repayments.
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
In connection with the preparation of this Quarterly Report on Form 10-Q, as of June 30, 2019, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.
Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2019, the end of the period covered by this Quarterly Report.
Changes in Internal Controls
There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have occurred during the quarter ended June 30, 2019, that have materially impacted, or are reasonably likely to materially impact, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and, based on an evaluation of our controls and procedures, our principal executive officer and our principal financial officer concluded our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2019, the end of the period covered by this Quarterly Report.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides the information with respect to purchases made by us of shares of our common stock during each of the months during the three-month period ended June 30, 2019:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
April 1, 2019 to April 30, 2019	—		$—	—	$—
May 1, 2019 to May 31, 2019	—		—	—	—
June 1, 2019 to June 30, 2019	15,331		117.53	—	—
	15,331	(1)	$117.53	—	$—

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

††32.2	Certification of Scott G. Ginn, Chief Financial Officer (principal financial officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†101.INS	XBRL Instance - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

†101.SCH	XBRL Taxonomy Extension Schema Document

†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

†101.DEF	XBRL Taxonomy Extension Definition Linkbase

†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMEDISYS, INC. (Registrant)

By:	/s/ SCOTT G. GINN
Scott G. Ginn,
Principal Financial Officer and
Duly Authorized Officer
Date: August 1, 2019