Form 10-Q
period 2019-09-30
AMEDISYS INC
filed 2019-10-30
CIK 896262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, is as follows: Common stock, $0.001 par value, 32,255,257 shares outstanding as of October 25, 2019.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMEDISYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	September 30, 2019 (unaudited)	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$20,757	$20,229
Patient accounts receivable	254,703	188,972
Prepaid expenses	10,601	7,568
Other current assets	13,458	7,349
Total current assets	299,519	224,118
Property and equipment, net of accumulated depreciation of $101,446 and $95,472	29,969	29,449
Operating lease right of use assets	84,124	—
Goodwill	660,472	329,480
Intangible assets, net of accumulated amortization of $36,799 and $33,050	66,468	44,132
Deferred income taxes	17,568	35,794
Other assets	54,260	54,145
Total assets	$1,212,380	$717,118
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$35,901	$28,531
Payroll and employee benefits	115,899	92,858
Accrued expenses	127,111	99,475
Current portion of long-term obligations	8,959	1,612
Current portion of operating lease liabilities	26,783	—
Total current liabilities	314,653	222,476
Long-term obligations, less current portion	231,641	5,775
Operating lease liabilities, less current portion	56,619	—
Other long-term obligations	6,002	6,234
Total liabilities	608,915	234,485
Commitments and Contingencies—Note 6
Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized; 36,599,273 and 36,252,280 shares issued; and 32,246,575 and 31,973,505 shares outstanding	37	36
Additional paid-in capital	634,854	603,666
Treasury stock, at cost 4,352,698 and 4,278,775 shares of common stock	(251,070)	(241,685)
Accumulated other comprehensive income	15	15
Retained earnings	218,728	119,550
Total Amedisys, Inc. stockholders’ equity	602,564	481,582
Noncontrolling interests	901	1,051
Total equity	603,465	482,633
Total liabilities and equity	$1,212,380	$717,118
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	For the Three-Month Periods Ended September 30		For the Nine-Month Periods Ended September 30
	2019	2018	2019	2018
Net service revenue	$494,631	$417,335	$1,454,955	$1,228,200
Cost of service, excluding depreciation and amortization	288,708	249,739	854,734	730,612
General and administrative expenses:
Salaries and benefits	99,941	79,367	293,127	232,213
Non-cash compensation	6,298	4,842	18,451	12,653
Other	48,474	40,335	140,284	124,119
Depreciation and amortization	4,366	3,164	12,440	9,882
Operating expenses	447,787	377,447	1,319,036	1,109,479
Operating income	46,844	39,888	135,919	118,721
Other income (expense):
Interest income	15	29	59	263
Interest expense	(3,778)	(1,991)	(11,459)	(5,834)
Equity in (losses) earnings from equity method investments	(812)	1,625	4,120	6,461
Miscellaneous, net	1,975	1,822	2,404	2,782
Total other (expense) income, net	(2,600)	1,485	(4,876)	3,672
Income before income taxes	44,244	41,373	131,043	122,393
Income tax expense	(9,919)	(9,825)	(31,105)	(29,984)
Net income	34,325	31,548	99,938	92,409
Net income attributable to noncontrolling interests	(193)	(171)	(760)	(524)
Net income attributable to Amedisys, Inc.	$34,132	$31,377	$99,178	$91,885
Basic earnings per common share:
Net income attributable to Amedisys, Inc. common stockholders	$1.06	$0.99	$3.09	$2.78
Weighted average shares outstanding	32,211	31,815	32,096	33,075
Diluted earnings per common share:
Net income attributable to Amedisys, Inc. common stockholders	$1.03	$0.96	$3.01	$2.71
Weighted average shares outstanding	33,002	32,691	32,944	33,852
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except common stock shares)
(Unaudited)

	For the Three-Months Ended September 30, 2019
	Total	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests
		Shares	Amount
Balance, June 30, 2019	$562,942	36,445,591	$36	$623,309	$(246,175)	$15	$184,596	$1,161
Issuance of stock – employee stock purchase plan	850	8,230	—	850	—	—	—	—
Issuance of stock – 401(k) plan	2,353	19,381	—	2,353	—	—	—	—
Issuance/(cancellation) of non-vested stock	—	88,334	1	(1)	—	—	—	—
Exercise of stock options	2,045	37,737	—	2,045	—	—	—	—
Non-cash compensation	6,298	—	—	6,298	—	—	—	—
Surrendered shares	(4,895)	—	—	—	(4,895)	—	—	—
Noncontrolling interest distribution	(453)	—	—	—	—	—	—	(453)
Net income	34,325	—	—	—	—	—	34,132	193
Balance, September 30, 2019	$603,465	36,599,273	$37	$634,854	$(251,070)	$15	$218,728	$901

	For the Three-Months Ended September 30, 2018
	Total	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests
		Shares	Amount
Balance, June 30, 2018	$409,061	36,044,177	$36	$585,137	$(237,947)	$15	$60,712	$1,108
Issuance of stock – employee stock purchase plan	630	8,673	—	630	—	—	—	—
Issuance of stock – 401(k) plan	2,404	28,123	—	2,404	—	—	—	—
Issuance/(cancellation) of non-vested stock	—	63,098	—	—	—	—	—	—
Exercise of stock options	140	2,578	—	140	—	—	—	—
Non-cash compensation	4,842	—	—	4,842	—	—	—	—
Surrendered shares	(2,589)	—	—	—	(2,589)	—	—	—
Noncontrolling interest distribution	(180)	—	—	—	—	—	—	(180)
Repurchase of noncontrolling interest	(361)	—	—	(614)	—	—	—	253
Net income	31,548	—	—	—	—	—	31,377	171
Balance, September 30, 2018	$445,495	36,146,649	$36	$592,539	$(240,536)	$15	$92,089	$1,352

	For the Nine-Months Ended September 30, 2019
	Total	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests
		Shares	Amount
Balance, December 31, 2018	$482,633	36,252,280	$36	$603,666	$(241,685)	$15	$119,550	$1,051
Issuance of stock – employee stock purchase plan	2,384	23,267	—	2,384	—	—	—	—
Issuance of stock – 401(k) plan	6,966	57,783	—	6,966	—	—	—	—
Issuance/(cancellation) of non-vested stock	—	185,515	1	(1)	—	—	—	—
Exercise of stock options	3,388	80,428	—	3,388	—	—	—	—
Non-cash compensation	18,451	—	—	18,451	—	—	—	—
Surrendered shares	(9,385)	—	—	—	(9,385)	—	—	—
Noncontrolling interest distribution	(910)	—	—	—	—	—	—	(910)
Net income	99,938	—	—	—	—	—	99,178	760
Balance, September 30, 2019	$603,465	36,599,273	$37	$634,854	$(251,070)	$15	$218,728	$901

	For the Nine-Months Ended September 30, 2018
	Total	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests
		Shares	Amount
Balance, December 31, 2017	$516,426	35,747,134	$35	$568,780	$(53,713)	$15	$204	$1,105
Issuance of stock – employee stock purchase plan	1,787	32,909	—	1,787	—	—	—	—
Issuance of stock – 401(k) plan	7,185	113,082	—	7,185	—	—	—	—
Issuance/(cancellation) of non-vested stock	—	169,811	1	(1)	—	—	—	—
Exercise of stock options	2,749	83,713	—	2,749	—	—	—	—
Non-cash compensation	12,653	—	—	12,653	—	—	—	—
Surrendered shares	(5,421)	—	—	—	(5,421)	—	—	—
Shares repurchased	(181,402)	—	—	—	(181,402)	—	—	—
Noncontrolling interest distribution	(530)	—	—	—	—	—	—	(530)
Repurchase of noncontrolling interest	(361)	—	—	(614)	—	—	—	253
Net income	92,409	—	—	—	—	—	91,885	524
Balance, September 30, 2018	$445,495	36,146,649	$36	$592,539	$(240,536)	$15	$92,089	$1,352
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Nine-Month Periods Ended September 30
	2019	2018
Cash Flows from Operating Activities:
Net income	$99,938	$92,409
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,440	9,882
Non-cash compensation	18,451	12,653
401(k) employer match	7,545	6,934
Amortization and impairment of operating lease right of use assets	27,014	—
Loss on disposal of property and equipment	6	738
Deferred income taxes	17,798	14,916
Equity in earnings from equity method investments	(4,120)	(6,461)
Amortization of deferred debt issuance costs/debt discount	653	596
Return on equity investment	3,727	4,373
Changes in operating assets and liabilities, net of impact of acquisitions:
Patient accounts receivable	(39,469)	6,166
Other current assets	(10,194)	(32)
Other assets	202	726
Accounts payable	(8,145)	(670)
Accrued expenses	27,903	14,758
Other long-term obligations	(231)	2,462
Operating lease liabilities	(24,116)	—
Operating lease right of use assets	(2,622)	—
Net cash provided by operating activities	126,780	159,450
Cash Flows from Investing Activities:
Proceeds from sale of deferred compensation plan assets	287	563
Proceeds from the sale of property and equipment	158	51
Investments in equity method investees	(210)	(3,477)
Purchases of property and equipment	(6,337)	(5,684)
Acquisitions of businesses, net of cash acquired	(345,460)	(4,074)
Net cash used in investing activities	(351,562)	(12,621)
Cash Flows from Financing Activities:
Proceeds from issuance of stock upon exercise of stock options	3,388	2,749
Proceeds from issuance of stock to employee stock purchase plan	2,384	1,787
Shares withheld upon stock vesting	(9,385)	(5,421)
Noncontrolling interest distribution	(910)	(530)
Proceeds from borrowings under term loan	175,000	—
Proceeds from borrowings under revolving line of credit	192,500	127,500
Repayments of borrowings under revolving line of credit	(133,000)	(70,000)
Principal payments of long-term obligations	(3,820)	(91,071)
Debt issuance costs	(847)	(2,433)
Purchase of company stock	—	(181,402)
Repurchase of noncontrolling interest	—	(361)
Net cash provided by (used in) financing activities	225,310	(219,182)
Net increase (decrease) in cash and cash equivalents	528	(72,353)
Cash and cash equivalents at beginning of period	20,229	86,363
Cash and cash equivalents at end of period	$20,757	$14,010
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$7,756	$2,989
Cash paid for income taxes, net of refunds received	$17,656	$11,017
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. NATURE OF OPERATIONS, CONSOLIDATION AND PRESENTATION OF FINANCIAL STATEMENTS
Amedisys, Inc., a Delaware corporation, (together with its consolidated subsidiaries, referred to herein as “Amedisys,” “we,” “us,” or “our”) is a multi-state provider of home health, hospice and personal care services with approximately 74% of our revenue derived from Medicare for the three and nine-month periods ended September 30, 2019 and approximately 73% and 74% of our revenue derived from Medicare for the three and nine-month periods ended September 30, 2018, respectively. As of September 30, 2019, we owned and operated 321 Medicare-certified home health care centers, 137 Medicare-certified hospice care centers and 12 personal-care care centers in 38 states within the United States and the District of Columbia.
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
This report should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission (“SEC”) on February 28, 2019 (the “Form 10-K”), which includes information and disclosures not included herein. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from the interim financial information presented, as allowed by SEC rules and regulations.
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
The new standard provides several optional practical expedients that can be adopted at transition. We have elected the "package of practical expedients" which allows us to not reassess our prior conclusions regarding lease identification, lease classification and initial direct costs. We did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us.
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
We account for investments in entities in which we have the ability to exercise significant influence under the equity method if we hold 50% or less of the voting stock and the entity is not a variable interest entity in which we are the primary beneficiary. The book value of investments that we account for under the equity method of accounting was $35.4 million and $35.1 million as of September 30, 2019 and December 31, 2018, respectively, and is reflected in other assets within our condensed consolidated balance sheets.
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

Implicit price concessions are recorded for self-pay, uninsured patients and other payors by major payor class based on our historical collection experience, aged accounts receivable by payor and current economic conditions. The implicit price concession represents

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the difference between amounts billed and amounts we expect to collect based on our collection history with similar payors. The Company assesses its ability to collect for the healthcare services provided at the time of patient admission based on the Company's verification of the patient's insurance coverage under Medicare, Medicaid, and other commercial or managed care insurance programs. Medicare represents approximately 74% of the Company's consolidated net service revenue for the three and nine-month periods ended September 30, 2019 and approximately 73% and 74% of our consolidated net service revenue for the three and nine-month periods ended September 30, 2018, respectively.

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

Revenue by payor class as a percentage of total net service revenue is as follows:

	For the Three-Month Periods Ended September 30		For the Nine-Month Periods Ended September 30
	2019	2018	2019	2018
Home Health:
Medicare	43%	50%	44%	51%
Non-Medicare - Episodic-based	9%	9%	9%	8%
Non-Medicare - Non-episodic based	11%	12%	12%	12%
Hospice (1):
Medicare	31%	23%	30%	23%
Non-Medicare	2%	1%	1%	1%
Personal Care	4%	5%	4%	5%
	100%	100%	100%	100%
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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
A portion of reimbursement from each Medicare episode is billed near the start of each episode, and cash is typically received before all services are rendered. The amount of revenue recognized for episodes of care which are incomplete at period end is based on the company's average percentage of days complete on episodes as of the end of the year. As of September 30, 2019, the difference between the cash received from Medicare for a request for anticipated payment (“RAP”) on episodes in progress and the associated estimated revenue was recorded to accrued expenses within our condensed consolidated balance sheets.
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
Hospice Revenue Recognition
Hospice Medicare Revenue
Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the estimated payment rates. The estimated payment rates are predetermined daily or hourly rates for each of the four levels of care we deliver. The four levels of care are routine care, general inpatient care, continuous home care and respite care. Routine care accounted for 98% and 99% of our gross Medicare hospice service revenue for the three and nine-month periods ended September 30, 2019, respectively, and 98% and 97% of our gross Medicare hospice service revenue for the three and nine-month periods ended September 30, 2018, respectively. There are two separate payment rates for routine care: payments for the first 60 days of care and care beyond 60 days. In addition to the two routine rates, we may also receive a service intensity add-on (“SIA”). The SIA is based on visits made in the last seven days of life by a registered nurse (“RN”) or medical social worker (“MSW”) for patients in a routine level of care.
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
Additionally, our hospice service revenue is subject to certain limitations on payments from Medicare which are considered variable consideration. We are subject to an inpatient cap limit and an overall Medicare payment cap for each provider number. We monitor these caps on a provider-by-provider basis and estimate amounts due back to Medicare if we estimate a cap has been exceeded. We record these adjustments as a reduction to revenue and an increase in accrued expenses within our condensed consolidated balance

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

sheet. Beginning for the cap year ending October 31, 2017, providers are required to self-report and pay their estimated cap liability by February 28th of the following year. As of September 30, 2019, we have recorded $5.3 million in accrued expenses for estimated amounts due back to Medicare for the Federal cap years ended October 31, 2013 through September 30, 2019; approximately $1.9 million of this amount is related to the cap liability acquired as part of the Compassionate Care Hospice ("CCH") acquisition. As of December 31, 2018, we had recorded $1.7 million for estimated amounts due back to Medicare in accrued expenses for the Federal cap years ended October 31, 2013 through September 30, 2019.

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
Patient Accounts Receivable
We report accounts receivable from services rendered at their estimated transaction price, which includes price concessions based on the amounts expected to be due from payors. Our patient accounts receivable are uncollateralized and consist of amounts due from Medicare, Medicaid, other third-party payors and patients. As of September 30, 2019, there is no single payor, other than Medicare, that accounts for more than 10% of our total outstanding patient receivables. Thus, we believe there are no other significant concentrations of receivables that would subject us to any significant credit risk in the collection of our patient accounts receivable. We write off accounts on a monthly basis once we have exhausted our collection efforts and deem an account to be uncollectible. We believe the collectibility risk associated with our Medicare accounts, which represent 59% and 56% of our patient accounts receivable at September 30, 2019 and December 31, 2018, respectively, is limited due to our historical collection rate of over 99% from Medicare and the fact that Medicare is a U.S. government payor.
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
Debt Issuance Costs
During the nine-month period ended September 30, 2019, we recorded $0.8 million in deferred debt issuance costs as a reduction to long-term obligations, less current portion in our condensed consolidated balance sheet in connection with our entry into the Amended Credit Agreement (See Note 5 - Long-Term Obligations). As of September 30, 2019 and December 31, 2018, we had unamortized debt issuance costs of $3.7 million and $3.5 million, respectively, recorded as long-term obligations, less current portion in our condensed consolidated balance sheet. We amortize deferred debt issuance costs related to our long-term obligations over the term of the obligation through interest expense, unless the debt is extinguished, in which case unamortized balances are immediately expensed. We amortized $0.2 million and $0.6 million in deferred debt issuance during the three and nine-month periods ended September 30, 2019, respectively. The unamortized debt issuance costs of $3.7 million will be amortized over a weighted-average amortization period of 4.3 years.
Fair Value of Financial Instruments
The following details our financial instruments where the carrying value and the fair value differ (amounts in millions):

	Fair Value at Reporting Date Using
Financial Instrument	Carrying Value as of September 30, 2019	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term obligations	$240.6	$—	$236.0	$—

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

	For the Three- Month Periods Ended September 30,		For the Nine- Month Periods Ended September 30,
	2019	2018	2019	2018
Weighted average number of shares outstanding - basic	32,211	31,815	32,096	33,075
Effect of dilutive securities:
Stock options	532	561	543	464
Non-vested stock and stock units	259	315	305	313
Weighted average number of shares outstanding - diluted	33,002	32,691	32,944	33,852
Anti-dilutive securities	133	51	154	76

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
The Company is in the process of finalizing its valuation of the assets acquired and liabilities assumed. During the three-month period ended September 30, 2019, we recorded measurement period adjustments based on changes to management's estimates and assumptions related to the assets acquired and liabilities assumed. Based on the Company's preliminary valuation, the total estimated consideration of $327.9 million has been allocated to assets acquired and liabilities assumed as of the acquisition date as follows (amounts in millions):

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Amount
Patient accounts receivable	$26.3
Prepaid expenses	0.8
Other current assets	0.2
Property and equipment	0.2
Intangible assets	24.4
Operating lease right of use assets	3.4
Total assets acquired	55.3
Accounts payable	(15.9)
Payroll and employee benefits	(11.8)
Accrued expenses	(11.0)
Deferred tax liability	(0.4)
Operating lease liabilities	(3.4)
Total liabilities acquired	(42.5)
Net identifiable assets acquired	12.8
Goodwill	315.1
Total estimated consideration	$327.9

Intangible assets acquired include Medicare licenses, certificates of need, trade names and non-compete agreements. The trade names and non-compete agreements will be amortized over a weighted-average period of 2.0 and 2.3 years, respectively.
CCH contributed approximately $45.6 million in net service revenue and operating income of $0.9 million (inclusive of acquisition and integration costs totaling $3.4 million) during the three-month period ended September 30, 2019 and $123.6 million in net service revenue and an operating loss of $4.2 million (inclusive of acquisition and integration costs totaling $13.4 million) during the nine-month period ended September 30, 2019.
The following table contains unaudited pro forma condensed consolidated statement of operations information for the three and nine-month periods ended September 30, 2019 and 2018 assuming that the CCH acquisition closed on January 1, 2018 (amounts in millions, except per share data):

	For the Three- Month Periods Ended September 30,		For the Nine- Month Periods Ended September 30,
	2019	2018	2019	2018
Net service revenue	$494.6	$467.3	$1,471.0	$1,373.4
Operating income	46.8	47.0	142.2	136.9
Net income attributable to Amedisys, Inc.	34.1	34.2	102.9	97.9
Basic earnings per share	1.06	1.07	3.21	2.96
Diluted earnings per share	$1.03	$1.05	$3.12	$2.89

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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On April 1, 2019, we acquired RoseRock Healthcare ("RoseRock"), an Oklahoma based hospice provider, for a purchase price of $17.5 million. The purchase price was paid with cash on hand on the date of the transaction. Based on the Company's preliminary valuation, we recorded goodwill of $15.8 million and other intangibles including non-compete agreements of $0.7 million and tradenames of $1.0 million during the three-month period ended June 30, 2019. The non-compete agreement will be amortized over a weighted-average period of 2.8 years. RoseRock contributed approximately $2.2 million in net service revenue and $0.3 million in operating income during the three-month period ended September 30, 2019 and approximately $4.7 million in net service revenue and $0.8 million in operating income during the nine-month period ended September 30, 2019.
4. LEASES
We determine whether an arrangement is a lease at inception. We have operating leases, primarily for offices and fleet, that expire at various dates over the next nine years. We also have finance leases covering certain office equipment that expire at various dates over the next three years. Our leases do not contain any restrictive covenants.

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

The components of lease cost for the three and nine-month periods ended September 30, 2019 are as follows (amounts in millions):

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the Three-Month Period Ended September 30, 2019	For the Nine-Month Period Ended September 30, 2019
Operating lease cost:
Operating lease cost	$8.8	$26.0
Impairment of operating lease ROU assets	0.7	1.0
Total operating lease cost	9.5	27.0

Finance lease cost:
Amortization of ROU assets	0.5	1.3
Interest on lease liabilities	—	0.1
Total finance lease cost	0.5	1.4

Variable lease cost	0.7	1.9
Short-term lease cost	0.1	0.2

Total lease cost	$10.8	$30.5

Amounts reported in the condensed consolidated balance sheet as of September 30, 2019 for our operating leases are as follows (amounts in millions):

September 30, 2019
Operating lease ROU assets	$84.1

Current portion of operating lease liabilities	26.8
Operating lease liabilities, less current portion	56.6
Total operating lease liabilities	$83.4

Amounts reported in the condensed consolidated balance sheet as of September 30, 2019 for finance leases are included in the table below. The finance lease ROU assets are recorded within property and equipment, net of accumulated depreciation within our condensed consolidated balance sheet. The finance lease liabilities are recorded within current portion of long-term obligations and long-term obligations, less current portion within our condensed consolidated balance sheet.

September 30, 2019
Finance lease ROU assets	$5.1
Accumulated amortization	(1.4)
Finance lease ROU assets, net	3.7

Current installments of obligations under finance leases	1.7
Long-term portion of obligations under finance leases	2.0
Total finance lease liabilities	$3.7

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Supplemental cash flow information and non-cash activity related to our leases are as follows (amounts in millions):

For the Nine-Month Period Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities and ROU assets:
Operating cash flow from operating leases	$(26.7)
Financing cash flow from finance leases	(1.2)

ROU assets obtained in exchange for lease obligations:
Operating leases	106.9
Finance leases	2.7

Reductions to ROU assets resulting from reductions to lease obligations:
Operating leases	(1.2)
Finance leases	—

Amounts disclosed for ROU assets obtained in exchange for lease obligations include amounts added to the carrying amount of ROU assets resulting from lease modifications and reassessments.

Weighted average remaining lease terms and discount rates for our leases as of September 30, 2019 are as follows:

Years
Weighted average remaining lease term:
Operating leases	4.0
Finance leases	2.3
Rate
Weighted average discount rate:
Operating leases	4.0%
Finance leases	5.3%

Maturities of lease liabilities as of September 30, 2019 are as follows (amounts in millions):

	Operating Leases	Finance Leases
2019 (a)	$6.3	$0.5
2020	29.8	1.8
2021	22.1	1.4
2022	13.1	0.2
2023	8.2	—
Thereafter	11.0	—
Total undiscounted lease payments	90.5	3.9
Less: Imputed interest	(7.1)	(0.2)
Total lease liabilities	$83.4	$3.7
(a) Excludes the nine-month period ended September 30, 2019.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. LONG-TERM OBLIGATIONS
Long-term debt consisted of the following for the periods indicated (amounts in millions):

	September 30, 2019	December 31, 2018
$175.0 million Term Loan; interest rate at Base Rate plus Applicable Rate or Eurodollar Rate plus Applicable Rate (3.6% at September 30, 2019); due February 4, 2024	$172.8	$—
$550.0 million Revolving Credit Facility; interest only payments; interest rate at Base Rate plus Applicable Rate or Eurodollar Rate plus Applicable Rate (3.5% at September 30, 2019); due February 4, 2024	67.0	7.5
Promissory notes	0.8	1.1
Finance leases	3.7	2.3
Principal amount of long-term obligations	244.3	10.9
Deferred debt issuance costs	(3.7)	(3.5)
	240.6	7.4
Current portion of long-term obligations	(9.0)	(1.6)
Total	$231.6	$5.8

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

The loans issued under the Credit Facility bear interest on a per annum basis, at our election, at either: (i) the Base Rate plus the Applicable Rate or (ii) the Eurodollar Rate plus the Applicable Rate. The “Base Rate” means a fluctuating rate per annum equal to the highest of (a) the federal funds rate plus 0.50% per annum, (b) the prime rate of interest established by the Administrative Agent, and (c) the Eurodollar Rate plus 1% per annum. The “Eurodollar Rate” means the quoted rate per annum equal to the London Interbank Offered Rate (“LIBOR”) or a comparable successor rate approved by the Administrative Agent for an interest period of one, two, three or six months (as selected by us). The “Applicable Rate” is based on the consolidated leverage ratio and is presented in the table below. As of September 30, 2019, the Applicable Rate is 0.50% per annum for Base Rate loans and 1.50% per annum for Eurodollar Rate loans. We are also subject to a commitment fee and letter of credit fee under the terms of the Amended Credit Agreement, as presented in the table below.

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

The Amended Credit Agreement requires maintenance of two financial covenants: (i) a consolidated leverage ratio of funded indebtedness to EBITDA, as defined in the Amended Credit Agreement, and (ii) a consolidated interest coverage ratio of EBITDA to cash interest charges, as defined in the Amended Credit Agreement. Each of these covenants is calculated over rolling four-quarter periods and also is subject to certain exceptions and baskets. The Amended Credit Agreement also contains customary covenants, including, but not limited to, restrictions on: incurrence of liens, incurrence of additional debt, sales of assets and other fundamental corporate changes, investments, and declarations of dividends. These covenants contain customary exclusions and baskets as detailed in the Amended Credit Agreement. In connection with our entry into the Amended Credit Agreement, we recorded $0.8 million in deferred debt issuance costs as long-term obligations, less current portion within our condensed consolidated balance sheet during the nine-month period ended September 30, 2019.

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

Our weighted average interest rate for borrowings under our $550.0 million Revolving Credit Facility was 3.8% and 3.9% for the three and nine-month periods ended September 30, 2019, respectively. Our weighted average interest rate for borrowings under our $175.0 million Term Loan Facility was 3.8% and 3.9% for the three-month period ended September 30, 2019 and for the period February 4, 2019 to September 30, 2019, respectively.
As of September 30, 2019, our consolidated leverage ratio was 1.0, our consolidated interest coverage ratio was 19.5 and we are in compliance with our covenants under the Amended Credit Agreement. In the event we are not in compliance with our debt covenants in the future, we would pursue various alternatives in an attempt to successfully resolve the non-compliance, which might include, among other things, seeking debt covenant waivers or amendments.
As of September 30, 2019, our availability under our $550.0 million Revolving Credit Facility was $452.8 million as we have $67.0 million outstanding in borrowings and $30.2 million outstanding in letters of credit.
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
Based on our analysis of sample claims data in connection with preliminary settlement discussions with the U.S. Department of Justice regarding the above matters, we have recorded a total of $6.5 million to accrued expenses in our condensed consolidated balance sheet related to this matter as of September 30, 2019.  Due to the ongoing nature of the investigations and current stage of the settlement discussions, we are unable to estimate a range of potential loss at this time, and we cannot predict the timing or outcome of these investigations.
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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Compassionate Care Hospice Corporate Integrity Agreement
On January 30, 2015, Compassionate Care Hospice (“CCH”) entered into a CIA with the OIG. The CIA requires that CCH provide annual on-site compliance training; develop and implement policies to ensure compliance with federal health care program requirements; screen new and current employees to ensure that they are eligible to participate in federal health care programs; establish a compliance committee that contains both a Compliance Officer and a Chief Quality Officer; retain a Governing Authority expert who will periodically complete a compliance program review; and retain an independent review organization (IRO) to complete claims review for hospice services rendered in New York. The OIG has waived the claims review for the final year of the CCH CIA based on the closure of the New York operations. Additionally, the CIA requires that CCH report substantial overpayments that CCH discovers it has received from federal health care programs, as well as probable violations of federal criminal, civil or administrative health care laws. Upon breach of the CIA, CCH could become liable for payment of certain stipulated penalties, or could be excluded from participation in federal health care programs. The CIA has a term of five years that will end on January 30, 2020.
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
In July 2010, our subsidiary that provides hospice services in Florence, South Carolina received from a ZPIC a request for records regarding a sample of 30 beneficiaries who received services from the subsidiary during the period of January 1, 2008 through March 31, 2010 (the “Review Period”) to determine whether the underlying services met pertinent Medicare payment requirements. We acquired the hospice operations subject to this review on August 1, 2009; the Review Period covers time periods both before and after our ownership of these hospice operations. Based on the ZPIC’s findings for 16 beneficiaries, which were extrapolated to all claims for hospice services provided by the Florence subsidiary billed during the Review Period, on June 6, 2011, the Medicare Administrative Contractor (“MAC”) for the subsidiary issued a notice of overpayment seeking recovery from our subsidiary of an alleged overpayment. We dispute these findings, and our Florence subsidiary has filed appeals through the Original Medicare Standard Appeals Process, in which we are seeking to have those findings overturned. An administrative law judge ("ALJ") hearing was held in early January 2015. On January 18, 2016, we received a letter dated January 6, 2016 referencing the ALJ hearing decision for the overpayment issued on June 6, 2011. The decision was partially favorable with a new overpayment amount of $3.7 million with a balance owed of $5.6 million, including interest, based on 9 disputed claims (originally 16). We filed an appeal to the Medicare Appeals Council on the remaining 9 disputed claims and also argued that the statistical method used to select the sample was not valid. No assurances can be given as to the timing or outcome of the Medicare Appeals Council decision. As of September 30, 2019, Medicare has withheld payments of $5.7 million (including additional interest) as part of their standard procedures once this level of the appeal process has been reached. In the event we are not able to recoup this alleged overpayment, we are entitled to be indemnified by the prior owners of the hospice operations for amounts relating to the period prior to August 1, 2009. On January 10, 2019, an arbitration panel from the American Health Lawyers Association determined that the prior owners' liability for their indemnification obligation was $2.8 million. Accordingly, the Company reduced its indemnity receivable from $4.9 million to $2.8 million. The $2.1 million impact was recorded to general and administrative expenses, other within our consolidated statements of operations during the three-month period ended December 31, 2018. As of September 30, 2019, we have an indemnity receivable of approximately $2.8 million for the amount withheld related to the period prior to August 1, 2009.
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
As of September 30, 2019, we have an accrued liability of approximately $17.4 million related to this matter. We expect to be indemnified by the prior owners for approximately $10.9 million of the total $12.6 million available indemnification related to this matter and have recorded this amount within other assets in our condensed consolidated balance sheet as of September 30, 2019. The net of these two amounts, $6.5 million, was recorded as a reduction in revenue in our condensed consolidated statements of operations during the three-month period ended September 30, 2017. As of September 30, 2019, $1.5 million of receivables have been impacted by this payment suspension.
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

	For the Three-Month Period Ended September 30, 2019
	Home Health	Hospice	Personal Care	Other	Total
Net service revenue	$311.5	$162.4	$20.7	$—	$494.6
Cost of service, excluding depreciation and amortization	188.9	84.5	15.3	—	288.7
General and administrative expenses	75.5	35.8	3.0	40.4	154.7
Depreciation and amortization	1.0	0.4	0.1	2.9	4.4
Operating expenses	265.4	120.7	18.4	43.3	447.8
Operating income (loss)	$46.1	$41.7	$2.3	$(43.3)	$46.8

	For the Three-Month Period Ended September 30, 2018
	Home Health	Hospice	Personal Care	Other	Total
Net service revenue	$294.9	$103.4	$19.0	$—	$417.3
Cost of service, excluding depreciation and amortization	181.8	53.4	14.5	—	249.7
General and administrative expenses	68.8	21.4	3.0	31.3	124.5
Depreciation and amortization	0.8	0.3	0.1	2.0	3.2
Operating expenses	251.4	75.1	17.6	33.3	377.4
Operating income (loss)	$43.5	$28.3	$1.4	$(33.3)	$39.9

	For the Nine-Month Period Ended September 30, 2019
	Home Health	Hospice	Personal Care	Other	Total
Net service revenue	$940.2	$452.6	$62.1	$—	$1,454.9
Cost of service, excluding depreciation and amortization	562.4	245.9	46.4	—	854.7
General and administrative expenses	220.9	99.7	9.3	122.0	451.9
Depreciation and amortization	3.1	1.2	0.2	7.9	12.4
Operating expenses	786.4	346.8	55.9	129.9	1,319.0
Operating income (loss)	$153.8	$105.8	$6.2	$(129.9)	$135.9

	For the Nine-Month Period Ended September 30, 2018
	Home Health	Hospice	Personal Care	Other	Total
Net service revenue	$870.5	$302.1	$55.6	$—	$1,228.2
Cost of service, excluding depreciation and amortization	532.7	155.2	42.7	—	730.6
General and administrative expenses	205.2	61.7	9.5	92.6	369.0
Depreciation and amortization	2.4	0.8	0.2	6.5	9.9
Operating expenses	740.3	217.7	52.4	99.1	1,109.5
Operating income (loss)	$130.2	$84.4	$3.2	$(99.1)	$118.7

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
We did not repurchase any shares pursuant to this stock repurchase program during the three or nine-month periods ended September 30, 2019.
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
9. RELATED PARTY TRANSACTIONS
During 2018, we made a $7.0 million investment in Medalogix, a healthcare predictive data and analytics company; this investment is accounted for under the equity method. During the three and nine-month periods ended September 30, 2019, we incurred costs of approximately $0.1 million and $0.2 million, respectively, in connection with the usage of Medalogix's analytics platforms.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition for the three and nine-month periods ended September 30, 2019. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included herein, and the consolidated financial statements and notes and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (“SEC”) on February 28, 2019 (the “Form 10-K”), which are incorporated herein by this reference. Historical results that appear in the condensed consolidated financial statements should not be interpreted as being indicative of future operations.
Unless otherwise provided, “Amedisys,” “we,” “our,” and the “Company” refer to Amedisys, Inc. and our consolidated subsidiaries.
Overview
We are a provider of high-quality in-home healthcare and related services to the chronic, co-morbid, aging American population, with approximately 74% of our revenue derived from Medicare for the three and nine-month periods ended September 30, 2019 and approximately 73% and 74% of our revenue derived from Medicare for the three and nine-month periods ended September 30, 2018, respectively.
Our operations involve servicing patients through our three reportable business segments: home health, hospice and personal care. Our home health segment delivers a wide range of services in the homes of individuals who may be recovering from an illness, injury or surgery. Our hospice segment provides care that is designed to provide comfort and support for those who are facing a terminal illness. Our personal care segment provides patients with assistance with the essential activities of daily living. As of September 30, 2019, we owned and operated 321 Medicare-certified home health care centers, 137 Medicare-certified hospice care centers and 12 personal-care care centers in 38 states within the United States and the District of Columbia.
Care Centers Summary (Includes Unconsolidated Joint Ventures)

	Home Health	Hospice	Personal Care
As of December 31, 2018	323	84	12
Acquisitions/Startups	3	57	—
Closed/Consolidated	(5)	(4)	—
As of September 30, 2019	321	137	12
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
Payment
On July 31, 2019, the Centers for Medicare and Medicaid Services ("CMS") issued a final rule to update hospice payment rates and the wage index for fiscal year 2020. The rule includes a rebasing of continuous home care, inpatient respite care and general inpatient care to better reflect the costs of care. This rebasing will be offset by a reduction in routine home care payments of 2.7% to achieve budget neutrality.  In addition, CMS eliminated the one-year “lag” in the use of the hospital wage index in an effort to align with the Inpatient Prospective Payment System ("IPPS") and other payment systems. CMS estimates hospices serving Medicare beneficiaries would see an estimated 2.6% increase in payments. This increase is the result of a 3.0% market basket adjustment less a 0.4% productivity adjustment. We have estimated the impact of the final rule on us to be an increase in revenue of approximately 0.5%; however, we are expecting the impact on gross margin percentage to be a reduction of approximately 0.6% as the majority of the revenue increase will be passed through to the general inpatient and respite facilities. These estimates are subject to change as our mix of work changes.

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

In July 2019, CMS issued a proposed rule for 2020 which reaffirmed the 2020 changes included in the 2019 rule including implementation of PDGM and a change in the unit of payment from 60-day episodes of care to 30-day periods of care. Additionally, in an effort to eliminate fraud risks, CMS proposed to phase out requests for anticipated payment ("RAPs") over 2020 with the full elimination of RAPs in 2021. CMS estimates that the proposed rule will result in a 1.3% increase in payments to home health providers. The increase is the result of a 1.5% market basket increase reduced by 0.2% for the rural add-on. CMS is also assuming that the industry will make certain behavioral changes resulting in a decrease in reimbursement of 8.01%. We have estimated the impact of the proposed rule on us to be a reduction in revenue of 6.8%. Our current view is that we can offset approximately 50% of the impact via behavioral changes, while mitigating the remainder of the impact via a mix of cost levers, including optimizing clinical mix and utilization. We will continue to refine our estimate and will reassess upon the release of the final rule.
Acquisitions
On February 1, 2019, we acquired Compassionate Care Hospice ("CCH"), a national hospice care provider headquartered in New Jersey, for a purchase price of $327.9 million, net of cash acquired.
On April 1, 2019, we acquired the assets of RoseRock Healthcare ("RoseRock"), an Oklahoma based hospice provider for a purchase price of $17.5 million.
As we continue to focus on inorganic expansion in all three segments, we anticipate incurring acquisition and integration costs throughout 2019. During the three and nine-month periods ended September 30, 2019, we incurred approximately $4 million and $14 million, respectively, in costs related to various acquisitions and the integration of CCH. Our total acquisition and integration costs related to CCH for 2019 are expected to be approximately $15 million to $16 million.
Partnerships
In July 2019, we signed an agreement with ClearCare, Inc. ("ClearCare"), the personal care industry’s leading software platform, representing 4,000 personal care agencies in every zip code in the United States. Our agreement with ClearCare creates an opportunity to establish a network partnership between Amedisys and personal care agencies using ClearCare in order to better coordinate patient care. Long term, this allows us to build a nation-wide network of personal care agencies and furthers our efforts to provide patients with a true care continuum in the home. This relationship will also help us as we continue to have innovative payment conversations with Medicare Advantage plans who have begun to recognize the value that combined home health, hospice and personal care services brings to their members and care delivery infrastructure.

Results of Operations
Three-Month Period Ended September 30, 2019 Compared to the Three-Month Period Ended September 30, 2018
Consolidated
The following table summarizes our consolidated results of operations (amounts in millions):

	For the Three-Month Periods Ended September 30,
	2019	2018
Net service revenue	$494.6	$417.3
Gross margin, excluding depreciation and amortization	205.9	167.6
% of revenue	41.6%	40.2%
Other operating expenses	154.7	124.5
% of revenue	31.3%	29.8%
Depreciation and amortization	4.4	3.2
Operating income	46.8	39.9
Total other (expense) income, net	(2.6)	1.5
Income tax expense	(9.9)	(9.8)
Effective income tax rate	22.4%	23.7%
Net income	34.3	31.6
Net income attributable to noncontrolling interests	(0.2)	(0.2)
Net income attributable to Amedisys, Inc.	$34.1	$31.4
Overall, our operating income increased $7 million on a revenue increase of $77 million. Our results for the three-month period ended September 30, 2019 include the acquisitions of CCH on February 1, 2019 and RoseRock on April 1, 2019. For the quarter, CCH and RoseRock contributed approximately $48 million in revenue and approximately $1 million in operating income which is inclusive of $3 million in acquisition and integration costs and $1 million in intangibles amortization.
Our quarterly performance reflects growth and operating improvement within all three segments of our legacy operations. Our gross margin was positively impacted by 2019 changes in reimbursement for both home health and hospice totaling $5 million, increases in the acuity level of our patients and improved utilization within our home health segment. Our other operating expenses as a percentage of revenue increased 1.5% compared to prior year; this increase is inclusive of approximately $4 million in acquisition and integration costs. Excluding the acquisition and integration costs, our other operating expenses as a percentage of revenue increased less than 1% compared to prior year despite planned wage increases that became effective during the three-month period ended September 30, 2019.

Home Health Segment
The following table summarizes our home health segment results of operations:

	For the Three-Month Periods Ended September 30,
	2019	2018
Financial Information (in millions):
Medicare	$211.5	$208.0
Non-Medicare	100.0	86.9
Net service revenue	311.5	294.9
Cost of service	188.9	181.8
Gross margin	122.6	113.1
Other operating expenses	76.5	69.6
Operating income	$46.1	$43.5
Same Store Growth (1):
Medicare revenue	2%	10%
Non-Medicare revenue	16%	20%
Total admissions	9%	4%
Total volume (2)	6%	6%
Total Episodic admissions (3)	8%	3%
Total Episodic volume (4)	5%	5%
Key Statistical Data - Total (5):
Medicare:
Admissions	48,295	46,371
Recertifications	27,662	28,551
Total volume	75,957	74,922
Completed episodes	74,355	73,114
Visits	1,281,380	1,301,090
Average revenue per completed episode (6)	$2,909	$2,855
Visits per completed episode (7)	17.1	17.6
Non-Medicare:
Admissions	33,642	29,325
Recertifications	15,678	14,539
Total volume	49,320	43,864
Visits	775,804	698,181
Total (5):
Visiting Clinician Cost per Visit	$83.68	$82.78
Clinical Manager Cost per Visit	$8.09	$8.18
Total Cost per Visit	$91.77	$90.96
Visits	2,057,184	1,999,271

(1)
Same store information represents the percent change in our Medicare, Non-Medicare, Total and Episodic revenue, admissions or volume for the period as a percent of the Medicare, Non-Medicare, Total and Episodic revenue, admissions or volume of the prior period. Effective July 1, 2019, same store is defined as care centers that we have operated for at least the last twelve months and startups that are an expansion of a same store care center.

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
Operating Results
Overall, our operating income increased $3 million on a $17 million increase in net service revenue. Our gross margin as a percentage of revenue was positively impacted by growth in volumes, an increase in the acuity level of our patients and improved utilization. The impact of the 2019 change in reimbursement resulted in an increase in net service revenue and gross margin of approximately $3 million. These items were partially offset by planned wage increases that became effective during the three-month period ended September 30, 2019 and an increase in revenue price concessions. In addition, our operating expenses increased due to the addition of resources to support volume growth.
Net Service Revenue
Our revenue increased $17 million on a 6% increase in total volume and a 2% increase in Medicare revenue per episode, partially offset by an increase in our revenue price concessions. The volume growth was driven by a 9% increase in admissions. The increase in Medicare revenue per episode is the result of a 1.2% increase in reimbursement with the remainder due to an increase in the acuity level of our patients. Additionally, our non-Medicare (per visit and episodic) rates increased approximately 2% which is a combination of increases in rate and the acuity level of our patients.
Cost of Service, Excluding Depreciation and Amortization
Our cost of service consists of costs associated with direct clinician care in the homes of our patients as well as the cost of clinical managers who monitor the overall delivery of care. Our cost of service increased 4% on a 3% increase in total visits which was driven by a 6% growth in volumes. Our total cost per visit increased less than 1% as an improvement in clinician utilization and optimization of discipline mix partially offset planned wage increases that became effective during the three-month period ended September 30, 2019. Additionally, changes in our home health care center staffing resulted in a shift of some office staff from cost of service to other operating expenses totaling approximately $2 million.
Other Operating Expenses
Other operating expenses increased approximately $7 million primarily due to an increase in salaries and benefits expense as a result of the addition of resources to support volume growth, planned wage increases that became effective during the three-month period ended September 30, 2019 and a shift of some of our home health office staff from cost of service to other operating expenses.

Hospice Segment
The following table summarizes our hospice segment results of operations:

	For the Three-Month Periods Ended September 30,
	2019	2018
Financial Information (in millions):
Medicare	$153.5	$98.0
Non-Medicare	8.9	5.4
Net service revenue	162.4	103.4
Cost of service	84.5	53.4
Gross margin	77.9	50.0
Other operating expenses	36.2	21.7
Operating income	$41.7	$28.3
Same Store Growth (1):
Medicare revenue	10%	7%
Hospice admissions	4%	8%
Average daily census	5%	11%
Key Statistical Data - Total (2):
Hospice admissions	9,914	6,765
Average daily census	11,565	7,768
Revenue per day, net	$152.67	$144.71
Cost of service per day	$79.51	$74.72
Average discharge length of stay	98	101

(1)
Same store information represents the percent change in our Medicare revenue, Hospice admissions or average daily census for the period as a percent of the Medicare revenue, Hospice admissions or average daily census of the prior period. Effective July 1, 2019, same store is defined as care centers that we have operated for at least the last twelve months and startups that are an expansion of a same store care center.

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
Overall, our operating income increased $13 million on a $59 million increase in net service revenue. Our operating results for the quarter were positively impacted by the 2019 change in reimbursement, which resulted in an increase in net service revenue and gross margin of approximately $2 million, by continued growth and by our acquisitions. Our acquisitions contributed approximately $48 million in revenue and $7 million in operating income to our hospice segment's results for the three-month period ended September 30, 2019.
Net Service Revenue
Our hospice revenue increased $59 million, approximately $48 million of which is attributable to our acquisition activity. The remaining $11 million increase is the result of a 5% increase in our average daily census, a 1.6% increase in reimbursement effective for services provided from October 1, 2018 and a reduction in our revenue price concessions.

Cost of Service, Excluding Depreciation and Amortization
Our hospice cost of service increased $31 million, approximately $29 million of which is attributable to our acquisition activity. The remaining $2 million increase is primarily due to a 5% increase in average daily census and the impact of planned wage increases that became effective during the three-month period ended September 30, 2019.
Other Operating Expenses
Other operating expenses increased $15 million; approximately $12 million of the increase is related to our acquisition activity. The remaining $3 million increase is due to increases in other care center related expenses, primarily salaries and benefits due to the addition of resources to support census growth and planned wage increases that became effective during the three-month period ended September 30, 2019.
Personal Care Segment
The following table summarizes our personal care segment results of operations:

	For the Three-Month Periods Ended September 30,
	2019	2018
Financial Information (in millions):
Medicare	$—	$—
Non-Medicare	20.7	19.0
Net service revenue	20.7	19.0
Cost of service	15.3	14.5
Gross margin	5.4	4.5
Other operating expenses	3.1	3.1
Operating income	$2.3	$1.4
Key Statistical Data - Total (1):
Billable hours	824,251	810,427
Clients served	12,687	12,380
Shifts	370,451	357,382
Revenue per hour	$25.12	$23.40
Revenue per shift	$55.90	$53.06
Hours per shift	2.2	2.3

(1)	Total includes acquisitions.
Operating Results
On October 1, 2018, we acquired the assets of Bring Care Home which serviced the state of Massachusetts. Acquisitions are included in our consolidated financial statements from their respective acquisition dates. As a result, our personal care operating results for 2019 and 2018 are not fully comparable.
Operating income related to our personal care segment increased approximately $1 million on a $2 million increase in net service revenue offset by a $1 million increase in cost of service; other operating expenses remained flat.

Corporate
The following table summarizes our corporate results of operations:

	For the Three-Month Periods Ended September 30,
	2019	2018
Financial Information (in millions):
Other operating expenses	$40.4	$31.3
Depreciation and amortization	2.9	2.0
Total operating expenses	$43.3	$33.3
Corporate expenses consist of costs relating to our executive management and corporate and administrative support functions, primarily information services, accounting, finance, billing and collections, legal, compliance, risk management, procurement, marketing, clinical administration, training, human resources and administration.
During the three-month period ended September 30, 2019, corporate operating expenses increased $10 million; approximately $6 million of which is attributable to the CCH acquisition: $2 million relates to CCH corporate and administrative support functions, $1 million relates to CCH intangibles amortization and approximately $3 million relates to CCH acquisition and integration costs. Excluding the impact of the CCH acquisition, other operating expenses increased $4 million which represents 5% of our $77 million increase in revenue. The increase is due to increases in salaries and benefits expense, information technology expense and rent expense which were partially offset by a decrease in professional fees.

Nine-Month Period Ended September 30, 2019 Compared to the Nine-Month Period Ended September 30, 2018
Consolidated
The following table summarizes our consolidated results of operations (amounts in millions):

	For the Nine-Month Periods Ended September 30,
	2019	2018
Net service revenue	$1,454.9	$1,228.2
Gross margin, excluding depreciation and amortization	600.2	497.6
% of revenue	41.3%	40.5%
Other operating expenses	451.9	369.0
% of revenue	31.1%	30.0%
Depreciation and amortization	12.4	9.9
Operating income	135.9	118.7
Total other (expense) income, net	(4.9)	3.7
Income tax expense	(31.1)	(30.0)
Effective income tax rate	23.7%	24.5%
Net income	99.9	92.4
Net income attributable to noncontrolling interests	(0.7)	(0.5)
Net income attributable to Amedisys, Inc.	$99.2	$91.9
Overall, our operating income increased $17 million on a revenue increase of $227 million. Our results for the nine-month period ended September 30, 2019 include the acquisitions of CCH and RoseRock. CCH and RoseRock contributed approximately $129 million in revenue and an operating loss of approximately $3 million which is inclusive of $13 million in acquisition and integration costs and $3 million in intangibles amortization.

Additionally, our operating income was negatively impacted by a $7 million accrual related to settlement discussions with the U.S. Department of Justice (see Note 6 - Commitments and Contingencies to our condensed consolidated financial statements for additional information).
Our year-to-date performance reflects growth and operating improvement in all three segments of our legacy operations. Our gross margin was positively impacted by 2019 changes in reimbursement totaling $15 million. We also continue to remain focused on costs as our other operating expenses as a percentage of revenue increased only 1.1% compared to prior year; this increase is inclusive of approximately $14 million in acquisition and integration costs. Excluding the acquisition and integration costs, our other operating expenses as a percentage of revenue remained flat compared to prior year despite planned wage increases and the addition of resources to support growth.

Home Health Segment
The following table summarizes our home health segment results of operations:

	For the Nine-Month Periods Ended September 30,
	2019	2018
Financial Information (in millions):
Medicare	$644.0	$619.3
Non-Medicare	296.2	251.2
Net service revenue	940.2	870.5
Cost of service	562.4	532.7
Gross margin	377.8	337.8
Other operating expenses	224.0	207.6
Operating income	$153.8	$130.2
Same Store Growth (1):
Medicare revenue	4%	7%
Non-Medicare revenue	18%	18%
Total admissions	7%	4%
Total volume (2)	6%	7%
Total Episodic admissions (3)	6%	3%
Total Episodic volume (4)	4%	6%
Key Statistical Data - Total (5):
Medicare:
Admissions	147,485	142,884
Recertifications	82,551	84,218
Total volume	230,036	227,102
Completed episodes	224,635	220,726
Visits	3,935,182	3,933,290
Average revenue per completed episode (6)	$2,922	$2,841
Visits per completed episode (7)	17.4	17.5
Non-Medicare:
Admissions	100,184	88,485
Recertifications	45,945	40,862
Total volume	146,129	129,347
Visits	2,303,576	2,049,662
Total (5):
Visiting Clinician Cost per Visit	$82.23	$81.06
Clinical Manager Cost per Visit	7.91	7.98
Total Cost per Visit	$90.14	$89.04
Visits	6,238,758	5,982,952

(1)
Same store information represents the percent change in our Medicare, Non-Medicare, Total and Episodic revenue, admissions or volume for the period as a percent of the Medicare, Non-Medicare, Total and Episodic revenue, admissions or volume of the prior period. Effective July 1, 2019, same store is defined as care centers that we have operated for at least the last twelve months and startups that are an expansion of a same store care center.

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
Operating Results
Overall, our operating income increased $24 million on a $70 million increase in net service revenue. Our gross margin as a percentage of revenue was positively impacted by the 2019 changes in reimbursement, growth in volumes, the acuity level of our patients and improved utilization. The impact of the 2019 change in reimbursement was an increase in net service revenue and gross margin of approximately $9 million.
Net Service Revenue
Our revenue increased $70 million (8%) on a 6% increase in total volume and a 3% increase in Medicare revenue per episode. The volume growth was driven by a 7% increase in admissions. The increase in Medicare revenue per episode is the result of a 1.2% increase in reimbursement with the remainder due to an increase in the acuity level of our patients. Additionally, our non-Medicare (per visit and episodic) rates increased approximately 3% which is a combination of rate increases and increases in the acuity level of our patients. The increase in revenue for the nine-month period ended September 30, 2019 was also positively impacted by a reduction in our revenue price concessions.
Cost of Service, Excluding Depreciation and Amortization
Our cost of service consists of costs associated with direct clinician care in the homes of our patients as well as the cost of clinical managers who maintain the overall delivery of care. Our cost of service increased 6% on a 4% increase in total visits. Our total cost per visit increased approximately 1% as improvements in clinician utilization and optimization of discipline mix partially offset planned wage increases. Additionally, changes in our home health care center staffing resulted in a shift of some office staff from cost of service to other operating expenses totaling approximately $3 million.
Other Operating Expenses
Other operating expenses increased approximately $16 million primarily due to an increase in salaries and benefits expense as a result of the addition of resources to support volume growth, planned wage increases and the home health staffing shifts referenced above.

Hospice Segment
The following table summarizes our hospice segment results of operations:

	For the Nine-Month Periods Ended September 30,
	2019	2018
Financial Information (in millions):
Medicare	$430.0	$286.7
Non-Medicare	22.6	15.4
Net service revenue	452.6	302.1
Cost of service	245.9	155.2
Gross margin	206.7	146.9
Other operating expenses	100.9	62.5
Operating income	$105.8	$84.4
Same Store Growth (1):
Medicare revenue	6%	11%
Hospice admissions	5%	7%
Average daily census	6%	12%
Key Statistical Data - Total (2):
Hospice admissions	30,055	20,444
Average daily census	10,997	7,514
Revenue per day, net	$150.77	$147.28
Cost of service per day	$81.92	$75.65
Average discharge length of stay	98	98

(1)
Same store information represents the percent change in our Medicare revenue, Hospice admissions or average daily census for the period as a percent of the Medicare revenue, Hospice admissions or average daily census of the prior period. Effective July 1, 2019, same store is defined as care centers that we have operated for at least the last twelve months and startups that are an expansion of a same store care center.

(2)	Total includes acquisitions and denovos.
Operating Results
As a result of our 2019 acquisitions, our hospice segment operating results for 2019 and 2018 are not fully comparable.
Overall, our operating income increased $21 million on a $150 million increase in net service revenue. Our operating income was negatively impacted by a $7 million reduction to revenue and gross margin related to settlement discussions with the U.S. Department of Justice (see Note 6 - Commitments and Contingencies to our condensed consolidated financial statements for additional information). Our operating results for the nine-month period ended September 30, 2019 were positively impacted by the 2019 change in reimbursement, which resulted in an increase in net service revenue and gross margin of approximately $6 million, by continued growth and by our acquisitions which contributed approximately $128 million in revenue and $18 million in operating income to our hospice segment's results for the nine-month period ended September 30, 2019.
Net Service Revenue
Our hospice revenue increased $150 million; approximately $128 million of which is attributable to our acquisition activities. The remaining $22 million increase is the result of a 6% increase in our average daily census and a 1.6% increase in reimbursement effective for services provided from October 1, 2018, partially offset by an increase in our revenue price concessions, which include a $7 million reduction to revenue and gross margin related to the U.S. Department of Justice matter noted above.

Cost of Service, Excluding Depreciation and Amortization
Our hospice cost of service increased $91 million, approximately $80 million of which is attributable to our acquisition activity. The remaining $11 million increase is primarily due to a 6% increase in average daily census and planned wage increases. The increase in cost of service per day of 8% is driven by our acquisitions as our same store cost of service per day increased less than 1%. We expect our acquisitions' cost of service per day to approximate our legacy metric as we fully integrate them during 2020.
Other Operating Expenses
Other operating expenses increased $38 million; approximately $30 million of the increase is related to our acquisition activity. The remaining $8 million increase is due to increases in other care center related expenses, primarily salaries and benefits due to the addition of resources to support census growth and planned wage increases and travel and training expense.
Personal Care Segment
The following table summarizes our personal care segment results of operations:

	For the Nine-Month Periods Ended September 30,
	2019	2018
Financial Information (in millions):
Medicare	$—	$—
Non-Medicare	62.1	55.6
Net service revenue	62.1	55.6
Cost of service	46.4	42.7
Gross margin	15.7	12.9
Other operating expenses	9.5	9.7
Operating income	$6.2	$3.2
Key Statistical Data - Total (1):
Billable hours	2,506,113	2,357,608
Clients served	16,134	15,731
Shifts	1,128,920	1,062,422
Revenue per hour	$24.77	$23.57
Revenue per shift	$55.00	$52.30
Hours per shift	2.2	2.2

(1)	Total includes acquisitions.
Operating Results
Operating income related to our personal care segment increased $3 million on a $7 million increase in net service revenue. Cost of service increased approximately $4 million; other operating expenses remained relatively flat. These results are inclusive of the acquisitions of East Tennessee Personal Care Services on May 1, 2018 and Bring Care Home on October 1, 2018. As a result, our personal care operating results for 2019 and 2018 are not fully comparable.

Corporate
The following table summarizes our corporate results of operations:

	For the Nine-Month Periods Ended September 30,
	2019	2018
Financial Information (in millions):
Other operating expenses	$122.0	$92.6
Depreciation and amortization	7.9	6.5
Total operating expenses	$129.9	$99.1
During the nine-month period ended September 30, 2019, corporate operating expenses increased $31 million; approximately $21 million of which is attributable to the CCH acquisition: $5 million relates to CCH corporate and administrative support functions, $3 million relates to CCH intangibles amortization and approximately $13 million relates to CCH acquisition and integration costs. Excluding the impact of the CCH acquisition, other operating expenses increased $10 million which represents 4% of our $227 million increase in revenue. The remaining increase is primarily due to increases in salaries and benefits expense and information technology expense which were partially offset by decreases in professional fees, depreciation and gains on the sale of fleet vehicles.

Liquidity and Capital Resources
Cash Flows
The following table summarizes our cash flows for the periods indicated (amounts in millions):

	For the Nine-Month Periods Ended September 30,
	2019	2018
Cash provided by operating activities	$126.8	$159.4
Cash used in investing activities	(351.5)	(12.6)
Cash provided by (used in) financing activities	225.3	(219.2)
Net increase (decrease) in cash and cash equivalents	0.6	(72.4)
Cash and cash equivalents at beginning of period	20.2	86.4
Cash and cash equivalents at end of period	$20.8	$14.0
Cash provided by operating activities decreased $32.6 million during the nine-month period ended September 30, 2019 compared to the nine-month period ended September 30, 2018 primarily due to the payment of acquisition and integration costs, a decrease in our cash collections and an increase in the payment of acquired liabilities related to our acquisition activity.
Cash used in investing activities increased $338.9 million during the nine-month period ended September 30, 2019 compared to the nine-month period ended September 30, 2018 as a result of our acquisitions of CCH and RoseRock.
Cash provided by financing activities increased $444.5 million during the nine-month period ended September 30, 2019 compared to the nine-month period ended September 30, 2018 primarily due to our borrowings under our Amended Credit Agreement to fund acquisitions.
Liquidity
Typically, our principal source of liquidity is the collection of our patient accounts receivable, primarily through the Medicare program. In addition to our collection of patient accounts receivable, from time to time, we can and do obtain additional sources of liquidity by the incurrence of additional indebtedness.

During the nine-month period ended September 30, 2019, we spent $6.3 million in capital expenditures as compared to $5.7 million during the nine-month period ended September 30, 2018. Our capital expenditures for 2019 are expected to be approximately $8.0 million to $10.0 million, excluding the impact of any future acquisitions.
As of September 30, 2019, we had $20.8 million in cash and cash equivalents and $452.8 million in availability under our $550.0 million Revolving Credit Facility.
Based on our operating forecasts and our debt service requirements, we believe we will have sufficient liquidity to fund our operations, capital requirements and debt service requirements.
Outstanding Patient Accounts Receivable
Our patient accounts receivable increased $65.7 million from December 31, 2018 to September 30, 2019; $44.6 million of the increase is related to CCH. Our cash collection as a percentage of revenue was 102% and 104% for the nine-month periods ended September 30, 2019 and 2018, respectively. Our days revenue outstanding at September 30, 2019 was 44.5 days which is an increase of 6.5 days from December 31, 2018 and an increase of 3.4 days from June 30, 2019. As anticipated, our acquisition activity has negatively impacted our days revenue outstanding. The estimated impact is 4.3 days.
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
The following schedules detail our patient accounts receivable, by payor class, aged based upon initial date of service (amounts in millions, except days revenue outstanding):

	0-90	91-180	181-365	Over 365	Total
At September 30, 2019:
Medicare patient accounts receivable	$125.4	$18.8	$4.0	$0.9	$149.1
Other patient accounts receivable:
Medicaid	22.7	6.9	3.4	—	33.0
Private	62.4	7.2	3.0	—	72.6
Total	$85.1	$14.1	$6.4	$—	$105.6
Total patient accounts receivable					$254.7
Days revenue outstanding (1)					44.5
	0-90	91-180	181-365	Over 365	Total
At December 31, 2018:
Medicare patient accounts receivable	$95.5	$8.1	$1.0	$1.8	$106.4
Other patient accounts receivable:
Medicaid	13.1	2.7	1.1	—	16.9
Private	51.3	6.7	4.4	3.3	65.7
Total	$64.4	$9.4	$5.5	$3.3	$82.6
Total patient accounts receivable					$189.0
Days revenue outstanding (1)					38.0

(1)
Our calculation of days revenue outstanding is derived by dividing our ending patient accounts receivable at September 30, 2019 and December 31, 2018 by our average daily patient revenue for the three-month periods ended September 30, 2019 and December 31, 2018, respectively.

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

Our weighted average interest rate for borrowings under our $550.0 million Revolving Credit Facility was 3.8% and 3.9% for the three and nine-month periods ended September 30, 2019, respectively. Our weighted average interest rate for our borrowings under our $175.0 million Term Loan Facility was 3.8% and 3.9% for the three-month period ended September 30, 2019 and for the period February 4, 2019 to September 30, 2019, respectively.
As of September 30, 2019, our consolidated leverage ratio was 1.0, our consolidated interest coverage ratio was 19.5 and we are in compliance with our covenants under the Amended Credit Agreement.
As of September 30, 2019, our availability under our $550.0 million Revolving Credit Facility was $452.8 million as we have $67.0 million outstanding in borrowings and $30.2 million outstanding in letters of credit.
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
We did not repurchase any shares pursuant to this stock repurchase program during the three or nine-month periods ended September 30, 2019.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from fluctuations in interest rates. Our Revolving Credit Facility carries a floating interest rate which is tied to the Eurodollar rate (i.e. LIBOR) and the Prime Rate and therefore, our condensed consolidated statements of operations and our condensed consolidated statements of cash flows are exposed to changes in interest rates. As of September 30, 2019, the total amount of outstanding debt subject to interest rate fluctuations was $239.8 million. A 1.0% interest rate change would cause interest expense to change by approximately $2.4 million annually, assuming the Company makes no principal repayments.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures which are designed to provide reasonable assurance of achieving their objectives and to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, disclosed and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to our management and Board of Directors to allow timely decisions regarding required disclosure.
In connection with the preparation of this Quarterly Report on Form 10-Q, as of September 30, 2019, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.
Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2019, the end of the period covered by this Quarterly Report.
Changes in Internal Controls
There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have occurred during the quarter ended September 30, 2019, that have materially impacted, or are reasonably likely to materially impact, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and, based on an evaluation of our controls and procedures, our principal executive officer and our principal financial officer concluded our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2019, the end of the period covered by this Quarterly Report.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides the information with respect to purchases made by us of shares of our common stock during each of the months during the three-month period ended September 30, 2019:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
July 1, 2019 to July 31, 2019	37,291		$131.27	—	$—
August 1, 2019 to August 31, 2019	—		—	—	—
September 1, 2019 to September 30, 2019	—		—	—	—
	37,291	(1)	$131.27	—	$—

(1)
Includes shares of common stock surrendered to us by certain employees to satisfy tax withholding obligations in connection with the vesting of non-vested stock previously awarded to such employees under our 2008 and 2018 Omnibus Incentive Compensation Plans.

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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

3.1	Composite of Certificate of Incorporation of the Company inclusive of all amendments through June 14, 2007	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	0-24260	3.1

†3.2	Composite of By-Laws of the Company inclusive of all amendments through October 17, 2019

†10.1	Amedisys Holding, L.L.C. Amended and Restated Severance Plan for Executive Officers (inclusive of all amendments through July 25, 2019)

†31.1	Certification of Paul B. Kusserow, President and Chief Executive Officer (principal executive officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2	Certification of Scott G. Ginn, Chief Financial Officer (principal financial officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

††32.1
Certification of Paul B. Kusserow, President and Chief Executive Officer (principal executive officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

††32.2	Certification of Scott G. Ginn, Chief Financial Officer (principal financial officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†101.INS	Inline XBRL Instance - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

†101.SCH	Inline XBRL Taxonomy Extension Schema Document

†101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

†101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

†101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

†101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMEDISYS, INC. (Registrant)

By:	/s/ SCOTT G. GINN
Scott G. Ginn,
Principal Financial Officer and
Duly Authorized Officer
Date: October 30, 2019