Form 10-K
period 2019-12-31
AMEDISYS INC
filed 2020-02-19
CIK 896262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2019
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
(225) 292-2031 or (800) 467-2662
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	AMED	The NASDAQ Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the last sale price as quoted by the NASDAQ Global Select Market on June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) was $2.8 billion. For purposes of this determination shares beneficially owned by executive officers, directors and ten percent stockholders have been excluded, which does not constitute a determination that such persons are affiliates.
As of February 14, 2020, the registrant had 32,313,983 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2020 Annual Meeting of Stockholders (the “2020 Proxy Statement”) to be filed pursuant to the Securities Exchange Act of 1934 with the Securities and Exchange Commission within 120 days of December 31, 2019 are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

SPECIAL CAUTION CONCERNING FORWARD-LOOKING STATEMENTS
When included in this Annual Report on Form 10-K, or in other documents that we file with the Securities and Exchange Commission (“SEC”) or in statements made by or on behalf of the Company, words like “believes,” “belief,” “expects,” “strategy,” “plans,” “anticipates,” “intends,” “projects,” “estimates,” “may,” “might,” “would,” “should” and similar expressions are intended to identify forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a variety of risks and uncertainties that could cause actual results to differ materially from those described therein. These risks and uncertainties include, but are not limited to, the following: changes in or our failure to comply with existing federal and state laws or regulations or the inability to comply with new government regulations on a timely basis, changes in Medicare and other medical payment levels, our ability to open care centers, acquire additional care centers and integrate and operate these care centers effectively, competition in the healthcare industry, changes in the case mix of patients and payment methodologies, changes in estimates and judgments associated with critical accounting policies, our ability to maintain or establish new patient referral sources, our ability to consistently provide high-quality care, our ability to attract and retain qualified personnel, changes in payments and covered services by federal and state governments, future cost containment initiatives undertaken by third-party payors, our access to financing, our ability to meet debt service requirements and comply with covenants in debt agreements, business disruptions due to natural disasters or acts of terrorism, our ability to integrate, manage and keep our information systems secure, our ability to realize the anticipated benefits of the acquisition of Compassionate Care Hospice ("CCH"), our ability to comply with requirements stipulated in the CCH corporate integrity agreement, changes in law or developments with respect to any litigation relating to the Company, including various other matters, many of which are beyond our control, and such other factors as discussed throughout Part I, Item 1A. "Risk Factors" of this Annual Report on Form 10-K.
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
Unless otherwise provided, “Amedisys,” “we,” “us,” “our,” and the “Company” refer to Amedisys, Inc. and our consolidated subsidiaries and when we refer to 2019, 2018 and 2017, we mean the twelve month period then ended December 31, unless otherwise provided.
A copy of this Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC, including all exhibits, is available on our internet website at http://www.amedisys.com on the “Investors” page under the “SEC Filings” link.

PART I
ITEM 1. BUSINESS
Overview
Amedisys, Inc. is a leading healthcare services company committed to helping our patients age in place by providing clinically excellent care and support in the home. Our operations involve serving patients across the United States through our three operating divisions: home health, hospice and personal care. We deliver clinically distinct care that best suits our patients' needs, whether that is home-based recovery and rehabilitation after an operation or injury, care that empowers patients to manage a chronic disease, hospice care at the end of life, or providing assistance with daily activities through our personal care division.
We are among the largest, pure play providers of home health and hospice care in the United States, with 479 care centers in 38 states within the United States and the District of Columbia. Our 21,000 employees deliver the highest quality care making more than 12.3 million visits to more than 415,000 patients annually. Over 2,600 hospitals and 67,000 physicians nationwide have chosen us as a partner in post-acute care.
Due to the age demographics of our patient base, our services are primarily paid for by Medicare which has represented approximately 73% to 76% of our net service revenue over the last three years. We also remain focused on maintaining a profitable and strategically important managed care contract portfolio. We continuously work with our payors to structure innovative contracts which reward us for providing quality care to our patients.
Amedisys is headquartered in Baton Rouge, Louisiana, with an executive office in Nashville, Tennessee. Our common stock is currently traded on the NASDAQ Global Select Market under the trading symbol “AMED.” Founded and incorporated in Louisiana in 1982, Amedisys was reincorporated as a Delaware corporation prior to becoming a publicly traded company in August 1994.
Our strategy is to be the best choice for care wherever our patients call home. We accomplish this by providing clinically distinct care, being the employer of choice and delivering operational excellence and efficiency, which when combined, drive growth. Our mission is to provide best-in-class home health, hospice and personal care services allowing our patients to maintain a sense of independence, quality of life and dignity while delivering industry leading outcomes. We believe that our unwavering dedication to clinical quality and constant focus on both our patients and our employees differentiates us from our competitors.
Our Home Health Segment:
Amedisys Home Health provides compassionate healthcare to help our patients recover from surgery or illness, live with chronic diseases and prevent avoidable hospital readmissions. Our home health footprint includes 321 care centers located in 34 states within the United States and the District of Columbia. Within these care centers, we deploy our care teams which include skilled nurses who are trained, licensed and certified to administer medications, care for wounds, monitor vital signs and provide a wide range of other nursing services; rehabilitation therapists specialized in physical, speech and occupational therapy; and social workers and aides who assist our patients with completing important personal tasks.
We take an empowering approach to helping our patients and their families understand their medical conditions, how to manage them and how to maximize the quality of their lives while living with a chronic disease or other health condition. Our clinicians are trained to understand the whole patient – not just their medical diagnosis.
This commitment to clinical distinction is most evident in our clinical quality measures such as Star Ratings. In the Center for Medicare and Medicaid Services (“CMS”) reports for the January 2020 release, the Quality of Patient Care star average across all Amedisys providers is 4.27 with 86% of our providers at 4+ stars and 43 care centers rated at 5+ stars. Our Patient Satisfaction average for the January 2020 release was 3.71, outperforming the industry average by 6%. Our goal is to have all care centers achieve a 4.0 Quality Star Rating, and we are implementing targeted action plans to continue to improve the quality of care we deliver for our patients and further our culture of quality.
Our Hospice Segment:
Hospice care is designed to provide comfort and support for those who are dealing with a terminal illness. It is a benevolent form of care that promotes dignity and affirms quality of life for the patient, family members and other loved ones. Individuals with a terminal illness such as heart disease, pulmonary disease, Alzheimer’s or cancer may be eligible for hospice care if they have a life expectancy of six months or less.
We operate 138 hospice care centers in 33 states within the United States. Within these care centers, we deploy our care teams which include nurse practitioners and other skilled nurses, social workers, aides, bereavement counselors and chaplains.

At Amedisys Hospice, our focus is on building and retaining an exceptional team, delivering the highest quality care and service to our patients and their families and establishing Amedisys as the preferred and preeminent hospice provider in each community we serve. In order to realize these goals, we invest in tailored training, development and recognition programs for our employees, including medical record training, employee skills training and leadership development. This has led to our team’s consistent achievement at or above the national average in family satisfaction results and quality scores, as well as the trust of the healthcare community.
Another element of our approach is our outreach strategy to more fully engage the entire community of eligible patients. These outreach efforts have built our hospice patient population to more accurately represent the causes of death in the communities we serve, with a specific focus on heart disease, lung disease and dementia in order to address the historical underrepresentation of non-cancer diagnoses.
By working to accept every eligible patient who seeks end-of-life care, we fulfill our hospice mission and strengthen our standing in the community.
During 2019, we acquired Compassionate Care Hospice ("CCH") and RoseRock Healthcare ("RoseRock"). On January 1, 2020, we acquired Asana Hospice. With these acquisitions, Amedisys now owns and operates 146 hospice care centers in 33 states, providing care to more than 12,000 patients daily as the third largest hospice provider in the United States.
Our Personal Care Segment:
Personal care provides assistance with the essential activities of daily living. We believe that personal care services are highly synergistic with our core skilled home health and hospice businesses, and that by expanding these capabilities, we will be able to provide our patients and payor partners with a true continuum of care.
Amedisys acquired its first personal care company in 2016 – an important step in executing our strategy of improving the continuity of care our patients receive as their clinical needs change. We continued our strategy to expand our personal care segment with four additional acquisitions and currently operate 10 personal-care care centers in Massachusetts and one personal-care care center in both Florida and Tennessee.
In July 2019, we signed an agreement with ClearCare, Inc. ("ClearCare"), the provider of the personal care industry’s leading software platform, representing 4,000 personal care agencies in every zip code in the United States. Our agreement with ClearCare creates an opportunity to establish a network partnership between Amedisys and personal care agencies using ClearCare in order to better coordinate patient care. Long term, we believe this allows us to build a nation-wide network of personal care agencies and furthers our efforts to provide patients with a true care continuum in the home. This relationship will also help us as we continue to have innovative payment conversations with Medicare Advantage plans who have begun to recognize the value that combined home health, hospice and personal care services bring to their members and care delivery infrastructure.
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
Acquisitions:
On February 1, 2019, we acquired Compassionate Care Hospice, a nationwide hospice provider headquartered in Parsippany, New Jersey, for a purchase price of $327.9 million, net of cash acquired of $6.7 million.
On April 1, 2019, we acquired RoseRock Healthcare, an Oklahoma based hospice provider, for a purchase price of $17.5 million.
On January 1, 2020, we acquired Asana Hospice, a hospice provider with locations in Pennsylvania, Ohio, Texas, Missouri and Kansas, for a purchase price of $67.0 million.
Financial Information:
Financial information for our home health, hospice and personal care segments can be found in our consolidated financial statements included in this Annual Report on Form 10-K.

Our Employees
As of February 14, 2020, we employed approximately 21,300 employees, consisting of approximately 11,600 home health employees, 5,800 hospice employees, 3,000 personal care employees and 900 corporate and divisional support employees.
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
Until recently, Medicare payment rates were based on the severity of the patient’s condition, his or her service needs and other factors relating to the cost of providing services and supplies, bundled into 60-day episodes of care (see discussion of the Patient-Driven Groupings Model ("PDGM") below). An episode starts with the first day a billable visit is performed and ends 60 days later or upon discharge, if earlier. If a patient is still in treatment on the 60th day, a recertification assessment is undertaken to determine whether the patient needs additional care. If the patient’s physician determines that further care is necessary, another episode begins on the 61st day (regardless of whether a billable visit is rendered on that day) and ends 60 days later. The first day of a consecutive episode, therefore, is not necessarily the new episode’s first billable visit.
Annually, the Medicare program base rates are set through federal legislation, as follows:

Period	Base Episode Payment
January 1, 2017 through December 31, 2017	$2,990
January 1, 2018 through December 31, 2018	$3,040
January 1, 2019 through December 31, 2019	$3,154
January 1, 2020 through December 31, 2020 (only applies to episodes beginning on December 31, 2019 or prior)	$3,221
The CMS Calendar Year 2020 Home Health Final Rule, which became effective January 1, 2020, sets forth a change in the unit of payment from 60-day episodes of care to 30-day periods of care. The table below includes the 30-day payment rate.

Period	Base 30-Day Payment
January 1, 2020 through December 31, 2020 (only applies to episodes beginning on January 1, 2020 and thereafter)	$1,864

Medicare payments may be adjusted up or down as a result of one or more of the following: (a) an outlier payment if a patient’s care was unusually costly (capped at 10% of total reimbursement per provider number); (b) a low utilization payment adjustment (“LUPA”) if the number of visits during the episode was four or fewer; (c) a partial payment if a patient transferred to another provider or we admitted a patient transferring from another provider before an episode was complete; (d) a payment adjustment based upon the level of therapy services required (with various incremental adjustments made for additional visits, with larger payment increases associated with the sixth, fourteenth and twentieth visit thresholds); (e) the number of episodes of care provided to a patient, regardless of whether the same home health provider provided care for the entire series of episodes; (f) changes in the base payments established by the Medicare program and (g) adjustments to the base payments for case mix and geographic wages.
In November 2018, CMS issued a final rule that updated the Medicare Home Health Prospective Payment System ("HHPPS") rates and wage index for calendar year ("CY") 2019. The final rule resulted in a 2.2 percent increase in payments to Home Health agencies ("HHA") in CY 2019. In October 2019, CMS issued a final rule that finalized the implementation of an alternative case-mix adjustment methodology, the PDGM, that became effective January 1, 2020. See "Home Health Payment Reform" below and Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations: Overview - Payment" for additional information on the most recent regulation from CMS.
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
Medicare can reopen previously filed and reviewed claims and deny coverage of the services and require us to repay any overcharges, as well as make deductions from future amounts due to us. In the ordinary course of business, we appeal the Medicare and Medicaid program's denial of claims in an effort to recover the denied claims.
Home Health Non-Medicare
Payments from Medicaid and private insurance carriers are episodic-based rates or per-visit rates depending upon the terms and conditions established with such payors. Episodic-based rates paid by our non-Medicare payors are paid in a similar manner and subject to the same adjustments as discussed above for Medicare; however, these rates can vary based upon negotiated terms which generally range from 90% to 100% of Medicare rates. Approximately 15% to 20% of our negotiated managed care contract volume affords us the opportunity to receive additional payment if we achieve certain quality or process metrics as defined in each contract.
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
Two caps limit the amount and cost of care that any individual hospice provider number provides in a single year. Generally, each hospice care center has its own provider number; however, where we have created branch care centers to help our parent care centers serve a geographic location, the parent and branch have the same provider number.

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

Payment rates for hospice care, the hospice cap amount and the hospice wage index are updated annually according to Section 1814(i)(1)(C)(ii)(VII) of the Social Security Act, which requires CMS to use the inpatient hospital market basket, adjusted for multifactor productivity (MFP) and other adjustments as specified in the Social Security Act, to determine the hospice payment update percentage. The caps are subject to annual and retroactive adjustments, which can cause providers to be required to reimburse the Medicare program if such caps are exceeded. Our ability to stay within these caps depends on a number of factors, each determined on a provider number basis, including the average length of stay and mix in level of care.
Our revenues are derived in large part from governmental third-party payors. There are budget pressures from government and other payors to control health care costs and to reduce or limit increases in reimbursement rates for health care services. Governmental payment programs are subject to statutory and regulatory changes, retroactive rate adjustments, administrative or executive orders and government funding restrictions, all of which may materially increase or decrease the rate of program payments to us for our services. It is possible that future budget cuts in Medicare and Medicaid may be enacted by Congress and implemented by CMS. Therefore, we cannot assure you that payments from governmental or private payors will remain at levels comparable to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations: Overview - Payment" for additional information on the most recent regulation from CMS.
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

•
Coding – Specified international classification of disease ("ICD") diagnosis codes are assigned to each of our patients based on their particular health conditions (such as diabetes, coronary artery disease or congestive heart failure). Because coding regulations are complex and are subject to frequent change, we maintain controls surrounding our coding process. To reduce the associated risk of coding failures, we provide annual update training to clinical managers, as needed training to care center directors and clinical managers and training during orientation for new employees to ensure accurate information is gathered and provided to our coding team. Our electronic medical records system (Homecare Homebase) includes automated home health coding edits based on pre-defined compliance metrics. For home health, we also provide monthly specialized coding education, obtain outside expert coding instruction and have certified clinician coders review all patient outcome and assessment information sets (“OASIS”) and assign the appropriate ICD code. Additional training for coders, clinicians, office staff and business development teams occurred throughout 2019 to ensure all coding practices and guidelines are being followed in preparation for the implementation of PDGM.

•
Clinical Operations – Regulatory requirements allow patients to be eligible for home health care benefits if through a face-to-face visit with a physician, they are considered homebound and it is determined that skilled nursing, physical therapy or speech therapy services are required. These clinical services may include: educating the patient about their disease, assessment and observation of disease status, delivery of clinical skills such as wound care, administration of injections or intravenous fluids, management and evaluation of a patient’s plan of care, physical therapy services to assist patients with functional limitations and speech therapy services for speech or swallowing disorders. Patients eligible for hospice care are terminally ill (with a life expectancy of six months or less if the illness runs its normal course). Our hospice program provides care and support to our terminally ill patients with a 6-month prognosis and their families with services including medical care, counseling, medication management and needed equipment and supplies for the terminal illness and all related conditions. We provide education on Medicare Guidelines for Coverage and Conditions of Participation and utilize outside expert regulatory services if necessary.

•
Billing – We maintain controls over our billing processes to help promote accurate and complete billing; we have annual billing compliance testing; use formalized billing attestations; limit access to billing systems; use automated daily billing operational indicators; and take prompt corrective action with employees who knowingly fail to follow our billing policies and procedures in accordance with a "zero tolerance" policy.

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

•
Compliance – We develop, implement and maintain ethics and compliance programs as a component of the centralized corporate services provided to our home health, hospice and personal-care care centers. Our ethics and compliance program includes a Code of Conduct for our employees, officers, directors, contractors and affiliates and a disclosure program for reporting regulatory or ethical concerns to our compliance team through a confidential hotline, which is augmented by exit surveys of departing employees. We promote a culture of compliance within our company through educational presentations, regular newsletters and persistent messaging from our senior leadership to our employees stressing the importance of strict compliance with legal requirements and company policies and procedures. Additionally, we have mandatory compliance training and testing for all new employees upon hire and annually for all staff thereafter. We also maintain a robust compliance audit program focusing on key risk areas.

Our Regulatory Environment
We are highly regulated by federal, state and local authorities. Regulations and policies frequently change, and we monitor changes through our internal government affairs department, as well as multiple trade and governmental publications and associations.
Our home health and hospice subsidiaries are certified by CMS and therefore are subject to the rules and regulations of the Medicare system. Additionally, all of our business lines are likewise subject to federal, state and local laws and regulations dealing with issues such as occupational safety, employment, medical leave, insurance, civil rights, discrimination, building codes, privacy and recordkeeping. We have set forth below a discussion of the regulations that we believe most significantly affect our home health and hospice businesses.
Licensure, Certificates of Need (CON) and Permits of Approval (POA)
Home health and hospice care centers operate under licenses granted by the health authorities of their respective states. Some states require health care providers (including hospice and home health agencies) to obtain prior state approval for the purchase, construction or expansion of health care locations, capital expenditures exceeding a prescribed amount, or changes in services. For those states that require a CON or POA, the provider must also complete a separate application process establishing a location and must receive required approvals.
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
In every state where required, our care centers possess a license and/or CON or POA issued by the state health authority that determines the local service area for the home health or hospice care centers. Currently, state health authorities in 17 states and the District of Columbia require a CON or, in the State of Arkansas, a POA, in order to establish and operate a home health care center, and state health authorities in 9 states and the District of Columbia require a CON to operate a hospice care center.
We operate home health care centers in the following CON states: Alabama, Arkansas (POA), Georgia, Kentucky, Maine, Maryland, Mississippi, New Jersey, New York, North Carolina, Rhode Island, South Carolina, Tennessee, Washington and West Virginia, as well as the District of Columbia. We provide hospice related services in the following CON states: Alabama, Florida, Maryland, North Carolina, Tennessee and West Virginia.
Medicare Participation: Licensing, Certification and Accreditation
All providers are subject to compliance with various federal, state and local statues and regulations in the U.S. and receive periodic inspection by state licensing agencies to review standards of medical care, equipment and safety. We have dedicated internal resources and utilize external parties when necessary to monitor and ensure compliance with the various applicable federal, state and local laws, rules and regulations.

Our care centers must comply with regulations promulgated by the United States Department of Health and Human Services and CMS in order to participate in the Medicare program and receive Medicare payments. Sections 1861(o) and 1891 of the SSA, 42 CFR 484.1 et seq., establish the conditions that an HHA must meet in order to participate in the Medicare program. Section 1861(d)(d) of the SSA, 42 CFR 418.1, et seq., establishes the conditions that a hospice provider must meet in order to participate in the Medicare program. Among other things, these regulations, applicable to HHAs and hospices, respectively, known as “Conditions of Participation” (“COPs”), relate to the type of facility, its personnel and its standards of medical care, as well as its compliance with federal, state and local laws and regulations.
New COPs applicable to HHAs, which went into effect on January 13, 2018, focus on the safe delivery of quality care provided to patients and the impact of that care on patient outcomes through the protection and promotion of patients' rights, care planning, delivery and coordination of services and streamlining of regulatory requirements.
CMS has adopted alternative sanction enforcement options which allow CMS (i) to impose temporary management, direct plans of correction or direct training and (ii) to impose payment suspensions and civil monetary penalties in each case on providers out of compliance with the COPs. CMS engages or has engaged a number of third party contractors, including Recovery Audit Contractors (“RACs”), Program Safeguard Contractors (“PSCs”), Zone Program Integrity Contractors (“ZPICs”), Uniform Program Integrity Contractors ("UPICs") and Medicaid Integrity Contractors (“MICs”), to conduct extensive reviews of claims data and state and Federal Government health care program laws and regulations applicable to healthcare providers. These audits evaluate the appropriateness of billings submitted for payment. In addition to identifying overpayments, audit contractors can refer suspected violations of law to government enforcement authorities.
If we fail to comply with applicable laws and regulations, we could be subjected to liabilities, including criminal penalties, civil penalties (including the loss of our licenses to operate one or more of our businesses) and exclusion of a facility from participation in the Medicare, Medicaid and other federal and state health care programs. If any of our facilities were to lose its accreditation or otherwise lose its certification under the Medicare and Medicaid programs, the facility may be unable to receive reimbursement from the Medicare and Medicaid programs and other payors. We believe our facilities are in substantial compliance with current applicable federal, state, local and independent review body regulations and standards. The requirements for licensure, certification and accreditation are subject to change and, in order to remain qualified, it may become necessary for us to make changes in our facilities, equipment, personnel and services in the future, which could have a material adverse impact on operations.
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
Subject to certain exceptions, these laws prohibit any offer, payment, solicitation or receipt of any form of remuneration to induce or reward the referral of business payable under a government health care program or in return for the purchase, lease, order, arranging for, or recommendation of items or services covered under a government health care program. A related law forbids the offer or transfer of anything of value, including certain waivers of co-payment obligations and deductible amounts, to a beneficiary of Medicare or Medicaid that is likely to influence the beneficiary’s selection of health care providers, again, subject to certain exceptions. Violations of the federal anti-kickback statute can result in imprisonment, the imposition of penalties topping $100,000, plus three times the amount of the improper remuneration and potentially, exclusion from furnishing services under any government health care program. In addition, the states in which we operate generally have laws that prohibit certain direct or indirect payments or fee-splitting arrangements between health care providers where they are designed to obtain the referral of patients from a particular provider.
Stark Law
The Social Security Act includes a provision commonly known as the “Stark Law.” This law prohibits physicians from referring Medicare and Medicaid patients to entities with which they or any of their immediate family members have a financial relationship, unless an exception to the law's prohibition is met. These types of referrals are known as “self-referrals.” Sanctions for violating the Stark Law include civil penalties up to $25,372 for each violation, up to $169,153 for schemes to circumvent the Stark restrictions and up to $10,000 for each day an entity fails to report required information and exclusion from the federal health care programs. There are a number of exceptions to the self-referral prohibition, including employment contracts, leases and recruitment agreements that adhere to certain enumerated requirements.
Violations of the Stark Law result in payment denials and may also trigger civil monetary penalties and federal program exclusion. Several of the states in which we conduct business have also enacted statutes similar in scope and purpose to the federal fraud and abuse laws and the Stark Law. These state laws may mirror the federal Stark Law or may be different in scope. The available guidance and enforcement activity associated with such state laws varies considerably.
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
Federal and State Privacy and Security Laws
The Health Insurance Portability and Accountability Act of 1996, or HIPAA, requires us to comply with standards for the exchange of health information within our company and with third parties, such as payors, business associates and patients. These include standards for common health care transactions, such as: claims information, plan eligibility, payment information and the use of electronic signatures; unique identifiers for providers, employers, health plans and individuals; and security, privacy, breach notification and enforcement.
HIPAA transactions regulations establish form, format and data content requirements for most electronic health care transactions, such as health care claims that are submitted electronically. The HIPAA privacy regulations establish comprehensive requirements relating to the use and disclosure of protected health information. The HIPAA security regulations establish minimum standards for the protection of protected health information that is stored or transmitted electronically. The HIPAA breach notification regulations establish the applicable requirements for notifying individuals, the U.S. Department of Health and Human Services (HHS), and the media in the event of a data breach affecting protected health information. Violations of the privacy, security and breach notification regulations are punishable by civil and criminal penalties.
The American Recovery and Economic Reinvestment Act of 2009 (“ARRA”) increased the amount of civil monetary penalties that can be imposed for violations of HIPAA, and the amounts are updated annually for inflation. For 2020, penalties for HIPAA violations can range from $119 to $1.785 million per violation with a maximum fine of $1.785 million for identical violations during a calendar year. In 2018, a nation-wide health benefit company paid $16 million to HHS following a data breach. Prior to this record payment, the largest HIPAA fine was $5.55 million. ARRA also authorized state attorneys general to bring civil enforcement actions under HIPAA, and attorney generals are actively engaged in enforcement. These penalties could be in addition to other penalties assessed by a state for a breach which would be considered reportable under the state’s data breach notification laws.
The Health Information Technology for Economic and Clinical Health (“HITECH”) Act was enacted in conjunction with ARRA. Among other things, the HITECH Act makes business associates of covered entities directly liable for compliance with certain HIPAA requirements, strengthens the limitations on the use and disclosure of protected health information without individual authorizations, and adopts the additional HITECH Act enhancements, including enforcement of noncompliance with HIPAA due to willful neglect. The changes to HIPAA enacted as part of ARRA reflect a Congressional intent that HIPAA’s privacy and security provisions be more strictly enforced. These changes have stimulated increased enforcement activity and enhanced the potential that health care providers will be subject to financial penalties for violations of HIPAA. In addition, the Secretary of HHS is required to perform periodic audits to ensure covered entities (and their business associates, as that term is defined under HIPAA) comply with the applicable HIPAA requirements, increasing the likelihood that a HIPAA violation will result in an enforcement action.

In addition to the federal HIPAA regulations, most states also have laws that protect the confidentiality of health information and other personal data. Certain of these laws grant individual rights with respect to their information, and we may be required to expend significant resources to comply with these laws. Further, all 50 states and the District of Columbia have adopted data breach notification laws that impose, in varying degrees, an obligation to notify affected persons and/or state regulators in the event of a data breach or compromise, including when their personal information has or may have been accessed by an unauthorized person. Some state breach notification laws may also impose physical and electronic security requirements regarding the safeguarding of personal information, such as social security numbers and bank and credit card account numbers. Violation of state privacy, security, and breach notification laws can trigger significant monetary penalties. In addition, certain states’ privacy, security, and data breach laws, including, for example, the California Consumer Privacy Act, include a private right of action that may expose us to private litigation regarding our privacy practices and significant damages awards or settlements in civil litigation.
The False Claims Act
The Federal False Claims Act ("FCA") prohibits false claims or requests for payment for health care services. Under the FCA, the government may penalize any person who knowingly submits, or participates in submitting, claims for payment to the Federal Government which are false or fraudulent, or which contain false or misleading information. Any person who knowingly makes or uses a false record or statement to avoid paying the Federal Government, or knowingly conceals or avoids an obligation to pay money to the Federal Government, may also be subject to fines under the FCA. Under the FCA, the term “person” means an individual, company or corporation.
The Federal Government has used the FCA to prosecute Medicare and other governmental program fraud in areas such as violations of the Federal anti-kickback statute or the Stark Laws, coding errors, billing for services not provided and submitting false cost reports. The FCA has also been used to prosecute people or entities that bill services at a higher reimbursement rate than is allowed and that bill for care that is not medically necessary. In addition to government enforcement, the FCA authorizes private citizens to bring qui tam or “whistleblower” lawsuits, greatly extending the practical reach of the FCA. In 2018, the Department of Justice ("DOJ") announced that the FCA penalties would once again be increasing. The per-claim penalty range is between $11,463 and $22,927 (last updated 2019).
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
In the Patient Protection and Affordable Care Act (discussed in more detail below), Congress enacted requirements related to identifying and returning overpayments made under Medicare and Medicaid. CMS finalized regulations regarding this so-called “60-day rule,” which requires providers to report and return Medicare and Medicaid overpayments within 60 days of identifying the same. A provider who retains identified overpayments beyond 60 days may be liable under the False Claims Act. “Identification” occurs when a person “has, or should have through the exercise of reasonable diligence,” identified and quantified the amount of an overpayment. The final rule also established a six-year lookback period, meaning overpayments must be reported and returned if a person identifies the overpayment within six years of the date the overpayment was received. Providers must report and return overpayments even if they did not cause the overpayment.
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
Maximum CMP amounts have been increased significantly as a result of the Bipartisan Budget Act of 2018, which was signed into law on February 9, 2018. The maximum CMP has increased to $102,522 for: (1) knowingly making or causing to be made a false statement, omission or misrepresentation of a material fact in any application, bid or contract to participate or enroll as a provider or supplier (42 CFR 1003.210(a)(6)), and (2) making or using a false record or statement that is material to a false or fraudulent claim (42 CFR 1003.210(a)(7)).
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
The Improving Medicare Post-Acute Care Transformation Act
In October 2014, the Improving Medicare Post-Acute Care Transformation Act (“IMPACT Act”) was signed into law requiring the reporting of standardized patient assessment data for quality improvement, payment and discharge planning purposes across the spectrum of post-acute care providers (“PACs”), including skilled nursing facilities and home health agencies. The IMPACT Act requires PACs to begin reporting: (1) standardized patient assessment data at admission and discharge by October 1, 2018 for post-acute care providers, including skilled nursing facilities and by January 1, 2019 for home health agencies; (2) new quality measures, including functional status, skin integrity, medication reconciliation, incidence of major falls and patient preference regarding treatment and discharge at various intervals between October 1, 2016 and January 1, 2019; and (3) resource use measures, including Medicare spending per beneficiary, discharge to community and hospitalization rates of potentially preventable readmissions by October 1, 2016 for post-acute care providers, including skilled nursing facilities and by October 1, 2017 for home health agencies. Failure to report such data when required would subject a facility to a two percent reduction in market basket prices then in effect.
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
Pre-Claim Review Demonstration for Home Health Services
On June 8, 2016, CMS announced the implementation of a three-year Medicare pre-claim review ("PCR") demonstration for home health services provided to beneficiaries in the states of Illinois, Florida, Texas, Michigan and Massachusetts. The pre-claim review is a process through which a request for provisional affirmation of coverage is submitted for review before a final claim is submitted for payment. On April 1, 2017, CMS paused the PCR Demonstration for Home Health Services while CMS considered a number of changes. CMS revised the demonstration to incorporate more flexibility and choices for providers, as well as risk-based changes to reward providers who show compliance with Medicare home health policies.
On May 31, 2018, CMS issued a notice indicating its intention to re-launch an HHA pre-claim review demonstration project. The original program had drawn criticism that it created significant administrative burdens and reduced access to care. Now called the Review Choice Demonstration for Home Health Services ("RCD"), the revised demonstration will give HHAs in the demonstration states 3 options: pre-claim review of all claims, post-payment review of all claims, or minimal post-payment review with a 25% payment reduction for all home health services. Under the pre-claim review and post-payment review options, provider claims are reviewed for every episode of care until the appropriate claim approval rate (90% based on a minimum of 10 pre-claim requests or claims submitted) is reached. Further, once the appropriate claim approval rate is reached, a provider can elect to opt-out of claim reviews except for a spot check of 5% of its claims to ensure continued compliance. The demonstration initially applies to HHA providers in Florida, Illinois, North Carolina, Ohio and Texas, with the option to expand after 5 years to other states in the

Medicare Administrative Contractor Jurisdiction M (Palmetto). In an October 21, 2019 release, CMS announced that it will reschedule the next phase of its RCD to allow agencies time to transition to PDGM. RCD implementation will resume on March 2, 2020 in Texas, followed by demonstrations in North Carolina and Florida on May 4, 2020. However, CMS officials have indicated that these dates are subject to change. The choice selection period began on January 15, 2020 and will end on February 13, 2020 for HHAs located in Texas. Following the close of the choice selection period, the demonstration is expected to begin in Texas on March 2, 2020, and all periods of care starting on or after this date will be subject to the requirements of the choice selected.

Following the start of the demonstration in Texas, the demonstration is expected to begin in North Carolina and Florida on May 4, 2020. CMS will monitor the transition to the PDGM and assess the need for any change to this date.
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
Under the demonstration, agencies with higher performance receive bonuses, while those with lower scores receive lower payments relative to current levels. Agency performance is evaluated against separate improvement and attainment scores, with payment tied to the higher of these two scores. CMS used 2015 as the baseline year for performance, with 2016 as the first year for performance measurement. The first payment adjustment began January 1, 2018, based on 2016 performance data. Between 2018 and 2022, the payment adjustment varies (upward or downward) from 3 percent to 8 percent.
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
The final HHA regulations introduced by CMS (CMS-1689-FC) updated the Medicare HHPPS and finalized the implementation of an alternative case-mix adjustment methodology, PDGM, that became effective on January 1, 2020. The PDGM adjusted payments to home health agencies providing home health services under Medicare Fee-For-Service based on patient characteristics for 30-day periods of care and also eliminated the use of therapy visits in the determination of payments. While the changes were to be implemented in a budget neutral manner to the industry, the ultimate impact will vary by provider based on factors including patient mix and admission source. Additionally, CMS made assumptions about behavioral changes which were finalized in the 2020 Final Rule released on October 31, 2019. CMS assumed that home health agencies will change their documentation and coding practices and will put the highest paying diagnosis code as the principal diagnosis code in order to have a 30-day period be placed into a higher-paying clinical group. Initially, CMS proposed an 8.1% reduction in the base payment rate for a 30-day period of care to ensure overall budget neutrality in Medicare home health spending in CY 2020. In the 2020 Final Rule, CMS reduced that downward adjustment to 4.36%. Notably, CMS is required by the law to analyze data for CYs 2020-2026, retrospectively, to determine the impact of the difference between assumed and actual behavior changes and to make any such payment changes as are necessary to offset or supplement the adjustments based on anticipated behavior. Additionally, in an effort to eliminate fraud risks, CMS is phasing out requests for anticipated payment ("RAPs") over 2020 with the full elimination of RAPs in 2021.

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
Our net service revenue is primarily derived from Medicare, which accounted for 74%, 73% and 76% of our revenue during 2019, 2018 and 2017, respectively. Payments received from Medicare are subject to changes made through federal legislation. When such changes are implemented, we must also modify our internal billing processes and procedures accordingly, which can require significant time and expense. These changes, as further detailed in Part I, Item 1, “Business: Payment for Our Services,” can include changes to base payments and adjustments for home health services, changes to cap limits and per diem rates for hospice services and changes to Medicare eligibility and documentation requirements or changes designed to restrict utilization. Any such changes, including retroactive adjustments, adopted in the future by the Center for Medicare and Medicaid Services (“CMS”) could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.
In April of 2015, Congress passed and President Obama signed the so-called “doc fix” in the form of the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”). This law replaces a long-standing physician reimbursement formula with statutorily prescribed physician payment updates and provisions. MACRA provided for an increase of 3% of the payment amount otherwise made for home health services furnished in rural areas and set Medicare reimbursements for post-acute care providers to increase by 1.0% in fiscal year 2018.
Section 6407 of the Affordable Care Act added new Medicare requirements for face-to-face encounters to support claims for home health services.  Under 42 CFR § 424.22,  the certifying physician must document a face-to-face encounter with the patient  before making a certification that home health services are required under the Medicare home health benefit. A home health agency’s generated medical record documentation, by itself, is not sufficient in demonstrating the patient's eligibility for the home health benefit. Therefore, additional documentation, such as an admit summary, part of the OASIS, or a therapy evaluation/therapy notes, must be signed off by the certifying physician and incorporated into the medical record to support the face-to-face.
The requirements for face-to-face encounters continue to be one of the most complex issues in the industry and can be the source of claims denials if not fulfilled. Section 6407(d) of the Affordable Care Act also provided that the requirements for face-to-face encounters in the provisions described above shall apply in the case of physicians making certifications for home health services under title XIX of the Act (Medicaid) in the same manner and to the same extent as such requirements apply under title XVIII  (Medicare). On February 2, 2016, CMS published a final rule, which is currently in effect, adding new requirements for Medicaid home health services. Among other things, the final rule requires that for the initial ordering of home health services, the physician must document that a face-to-face encounter that is related to the primary reason the beneficiary requires home health services occurred no more than 90 days before or 30 days after the start of services. The final rule also requires that for the initial ordering of certain medical equipment, the physician or authorized non-physician practitioner must document that a face-to-face encounter that is related to the primary reason the beneficiary requires medical equipment occurred no more than six months prior to the start of services.
On July 31, 2019, CMS issued a final rule to update hospice payment rates and the wage index for fiscal year 2020. The rule includes a rebasing of continuous home care, inpatient respite care and general inpatient care to better reflect the costs of care. This rebasing will be offset by a reduction in routine home care payments of 2.7% to achieve budget neutrality. In addition, CMS eliminated the one-year “lag” in the use of the hospital wage index in an effort to align with the Inpatient Prospective Payment System ("IPPS") and other payment systems. CMS estimates hospices serving Medicare beneficiaries would see an estimated 2.6% increase in payments. This increase is the result of a 3.0% market basket adjustment less a 0.4% productivity adjustment. We have estimated the impact of the final rule on us to be an increase in revenue of approximately 0.5%; however, we are expecting the impact on gross margin percentage to be a reduction of approximately 0.5% as the majority of the revenue increase will be passed through to the general inpatient and respite facilities. These estimates are subject to change as our mix of work changes.

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

The CMS Calendar Year 2020 Home Health Final Rule, released in October 2019, sets forth the implementation of PDGM and a change in the unit of payment from 60-day episodes of care to 30-day periods of care. Additionally, in an effort to eliminate fraud risks, CMS is phasing out requests for anticipated payment ("RAPs") over 2020 with the full elimination of RAPs in 2021. CMS estimates that the proposed rule will result in a 1.3% increase in payments to home health providers. The increase is the result of a statutorily mandated 1.5% market basket increase pursuant to the Bipartisan Budget Act of 2018, reduced by 0.2% for the rural add-on. CMS is also assuming that the industry will make certain behavioral changes resulting in a decrease in reimbursement of 4.36%. We have estimated the impact of the final rule on us to be a reduction in revenue of 2.8%. Our current view is that we can fully offset the impact via behavioral changes and a mix of cost levers which include clinical mix and utilization.
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
Corporate Integrity Agreement
On April 23, 2014, with no admissions of liability on our part, we entered into a settlement agreement with the U.S. Department of Justice relating to certain of our clinical and business operations. Concurrently with our entry into this agreement, we entered into a corporate integrity agreement (“CIA”) with the Office of Inspector General-HHS (“OIG”). The CIA formalized various aspects of our already existing ethics and compliance programs and contained other requirements designed to help ensure our ongoing compliance with federal health care program requirements. Among other things, the CIA required us to maintain our existing compliance program, executive compliance committee and compliance committee of the Board of Directors; provide certain compliance training; continue screening new and current employees to ensure they are eligible to participate in federal health care programs; engage an independent review organization to perform certain audits and reviews and prepare certain reports regarding our compliance with federal health care programs, our billing submissions to federal health care programs and our compliance and risk mitigation programs; and provide certain reports and management certifications to the OIG. Additionally, the CIA specifically required that we report substantial overpayments that we discovered we had received from federal health care programs, as well as probable violations of federal health care laws. The corporate integrity agreement had a term of five years that ended on April 21, 2019. We filed our final annual report on July 19, 2019.
Compassionate Care Hospice Corporate Integrity Agreement
On January 30, 2015, Compassionate Care Hospice (“CCH”) entered into a CIA with the OIG. The CIA required that CCH provide annual on-site compliance training; develop and implement policies to ensure compliance with federal health care program requirements; screen new and current employees to ensure that they are eligible to participate in federal health care programs; establish a compliance committee that contains both a Compliance Officer and a Chief Quality Officer; retain a Governing Authority expert who will periodically complete a compliance program review; and retain an independent review organization (IRO) to complete claims review for hospice services rendered in New York. The OIG waived the claims review for the final year of the CCH CIA based on the closure of the New York operations. Additionally, the CIA required that CCH report substantial overpayments that CCH discovered it received from federal health care programs, as well as probable violations of federal, criminal, civil or administrative health care laws. Upon breach of the CIA, CCH could have become liable for payment of certain stipulated penalties, or could have been excluded from participation in federal health care programs. The CIA has a term of five years that ended on January 30, 2020.
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
As a result of our participation in the Medicare and Medicaid programs, we are subject to various governmental reviews, audits and investigations to verify our compliance with these programs and applicable laws and regulations. We also are subject to audits under various government programs, including the Recovery Audit Contractors (“RACs”), Zone Program Integrity Contractors (“ZPICs”), Uniform Program Integrity Contractors ("UPICs"), Program Safeguard Contractors (“PSCs”) and Medicaid Integrity Contractors (“MICs”) as well as in accordance with the requirements of our CIA, in which third party firms engaged by CMS or by the Company conduct extensive reviews of claims data and medical and other records to identify potential improper payments under the Medicare program. Private pay sources also reserve the right to conduct audits. If billing errors are identified in the sample of reviewed claims, the billing error can be extrapolated to all claims filed which could result in a larger overpayment than originally identified in the sample of reviewed claims. Our costs to respond to and defend reviews, audits and investigations may be significant and could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. Moreover, an adverse review, audit or investigation could result in:

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
PPACA makes a number of changes to Medicare payment rates and also calls for a rebasing of the home health payment system. These reimbursement changes are described in detail in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations: Overview – Payment.”
Regulations implementing the provisions of the PPACA and related initiatives may similarly increase our costs, decrease our revenues, expose us to expanded liability or require us to revise the ways in which we conduct our business.
PPACA also calls for a number of other changes to be made over time that will likely have a significant impact upon the health care delivery system. For example, PPACA mandates creation of a home health value-based purchasing program, the development of quality measures and decreases in home health reimbursement rates, including rebasing, as further described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations: Overview – Payment.”
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
In addition to impacting our Medicare businesses, PPACA may also significantly affect our non-Medicare businesses. PPACA makes many changes to the underwriting and marketing practices of private payors. The resulting economic pressures could prompt these payors to seek to lower their rates of reimbursement for the services we provide. PPACA continues to have residual effects on our non-Medicare business.
Finally, efforts to repeal or substantially modify provisions of the PPACA continue in Congress and in the courts. The ultimate outcomes of legislative efforts to repeal, substantially amend, eliminate or reduce funding for the PPACA is unknown. In addition to the prospect for legislative repeal or revision, the President and members of his administration hostile to the PPACA could seek to impose substantial changes upon the PPACA through administrative action, including revised regulation and other Executive Branch action. The effect of any major modification or repeal of the PPACA on our business, operations or financial condition cannot be predicted, but could be materially adverse.

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
The indemnification provisions of acquisition agreements by which we have acquired companies may not fully protect us and as a result we may face unexpected liabilities.
Certain of the acquisition agreements by which we have acquired companies require the former owners to indemnify us against certain liabilities related to the operation of the acquired company before we acquired it. In most of these agreements, however, the liability of the former owners is limited and certain former owners may be unable to meet their indemnification responsibilities. We cannot assure you that these indemnification provisions will protect us fully or at all, and as a result we may face unexpected liabilities that adversely affect our financial statements.
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
Changes in federal laws or regulations may materially adversely impact our ability to acquire care centers or open new start-up care centers. For example, the Social Security Act provides the Secretary with the authority to impose temporary moratoria on the enrollment of new Medicare providers, if deemed necessary to combat fraud, waste or abuse under government programs. While there are no active Medicare moratoria, there can be no assurance that CMS will not adopt a moratorium on new providers in the future.  Additionally, in 2010, CMS implemented and amended a regulation known as the “36 Month Rule” that is applicable to home health care center acquisitions. Subject to certain exceptions, the 36 Month Rule prohibits buyers of certain home health care centers - those that either enrolled in Medicare or underwent a change in majority ownership fewer than 36 months prior to the acquisition - from assuming the Medicare billing privileges of the acquired care center. The 36 Month Rule may restrict bona fide transactions and potentially block new investments in home health agencies.  These changes in federal laws and regulations, and similar future changes, may further increase competition for acquisition targets and could have a material detrimental impact on our acquisition strategy.
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
Our success depends on referrals from physicians, hospitals and other sources in the communities we serve and on our ability to maintain good relationships with existing referral sources. Our referral sources are not contractually obligated to refer patients to us and may refer their patients to other providers. Our growth and profitability depend, in part, on our ability to establish and maintain close working relationships with these patient referral sources and to increase awareness and acceptance of the benefits of home health and hospice care by our referral sources and their patients. Our loss of, or failure to maintain, existing relationships or our failure to develop new referral relationships could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.
If we are unable to provide consistently high quality of care, our business will be adversely impacted.
Providing quality patient care is the cornerstone of our business. We believe that hospitals, physicians and other referral sources refer patients to us in large part because of our reputation for delivering quality care. Clinical quality is becoming increasingly important within our industry. Effective October 2012, Medicare began to impose a financial penalty upon hospitals that have excessive rates of patient readmissions within 30 days from hospital discharge. We believe this regulation provides a competitive advantage to home health providers who can differentiate themselves based upon quality, particularly by achieving low patient acute care hospitalization readmission rates and by implementing disease management programs designed to be responsive to the needs of patients served by referring hospitals. We are focused intently upon improving our patient outcomes, particularly our patient acute care hospitalization readmission rates. If we should fail to attain our goals regarding acute care hospitalization readmission rates and other quality metrics, we expect our ability to generate referrals would be adversely impacted, which could have a material adverse effect upon our business and consolidated financial condition, results of operations and cash flows.

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
Our business depends on our information systems. A cyber-attack, security breach or our inability to effectively integrate, manage and keep our information systems secure and operational could disrupt our operations.
Our business depends on effective, secure and operational information systems which include systems provided by external contractors and other service providers. For example, our care centers depend upon our information systems for patient care, accounting, billing, collections, risk management, quality assurance, human resources, payroll and other information. Our networks and devices store sensitive information, including intellectual property, proprietary business information and personally identifiable information of our patients, partners, and employees.
In general, our information systems are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, human acts, break-ins and similar events. Our business is at risk from and may be impacted by information security incidents, including ransomware, malware, phishing, social engineering, and other security events. Such incidents can range from individual attempts to gain unauthorized access to information technology systems to more sophisticated security threats. These events can also result from internal compromises, such as human error or malicious acts. These events can occur on our systems or on the systems of our partners and subcontractors.
Problems with, or the failure of, our technology and systems or any system upgrades or programming changes associated with such technology and systems could have a material adverse effect on our operations, patient care, data capture, medical documentation, billing, collections, assessment of internal controls and management and reporting capabilities. If we experience a reduction in the performance, reliability, or availability of our information systems, our operations and ability to produce timely and accurate reports could be materially adversely affected. If we are subject to cyber-attacks or security breaches in the future, this could result in harm to patients; business interruptions and delays; the loss, misappropriation, corruption or unauthorized access of data; litigation and potential liability under privacy, security and consumer protection laws or other applicable laws; reputational damage and federal and state governmental inquiries. Any such problems or failures and the costs incurred in correcting any such problems or failures, could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. Further, to the extent our external information technology contractors or other service providers become insolvent or fail to support the software or systems we have licensed from them, our operations could be materially adversely affected. A failure to restore our information systems after the occurrence of any of these events could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. Because of the confidential health information we store and transmit, loss of electronically stored information for any reason could expose us to a risk of regulatory action and litigation and possible liability and loss.
Our information systems and applications also require continual maintenance, upgrading and enhancement to meet our operational needs. Our acquisition activity requires transitions and integration of various information systems. We regularly upgrade and expand our information systems’ capabilities. If we experience difficulties with the transition and integration of information systems or are unable to implement, maintain, or expand our systems properly, we could suffer from, among other things, operational disruptions, regulatory problems and increases in administrative expenses.
As cyber threats continue to evolve, we may be required to expend significant capital and other resources to protect against the threat of security breaches or to mitigate and alleviate problems caused by breaches, including unauthorized access to patient data and personally identifiable information stored in our information systems, and the introduction of computer viruses or other malicious software programs to our systems. Our security measures may be inadequate to prevent security breaches and our business operations could be materially adversely affected by federal and state fines and penalties, legal claims or proceedings, cancellation of contracts and loss of patients if security breaches are not prevented. The healthcare industry is currently experiencing increased attention on compliance with regulations designed to safeguard protected health information and mitigate cyber-attacks on entities. There are significant costs associated with a breach, including investigation costs, remediation and mitigation costs, notification costs, attorney fees, and the potential for reputational harm and lost revenues due to a loss in confidence in the provider. We cannot predict the costs to comply with these laws or the costs associated with a potential breach of protected health information, which could have a material adverse effect on our business, results of operations, financial position and cash flows, and our business reputation.
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
We believe that our subcontractors and vendors take precautionary measures to prevent problems that could affect our business operations as a result of failure or disruption to their information systems. However, there is no guarantee such efforts will be successful in preventing a disruption, and it is possible that we may be impacted by information system failures. The occurrence of any information system failures could result in interruptions, delays, loss or corruption of data and cessations or interruptions in the availability of these systems. All of these events or circumstances, among others, could have an adverse effect on our business, results of operations, financial position and cash flows, and they could harm our business reputation.
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
Because we have grown in part through acquisitions, goodwill and other acquired intangible assets represent a substantial portion of our assets. Goodwill was approximately $658.5 million as of December 31, 2019 and if we make additional acquisitions, it is likely that we will record additional goodwill and intangible assets in our consolidated financial statements. We also have long-lived assets consisting of property and equipment and other identifiable intangible assets of $92.9 million as of December 31, 2019, which we review on a periodic basis as well as when events or circumstances indicate that the carrying amount of an asset may not be recoverable. If a determination that a significant impairment in value of our unamortized intangible assets or long-lived assets occurs, such determination could require us to write off a substantial portion of our assets. A write off of these assets could have a material adverse effect on our consolidated financial condition and results of operations.
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
The services we offer involve an inherent risk of professional liability and related substantial damage awards. As of February 14, 2020, we have approximately 21,300 employees (11,600 home health, 5,800 hospice, 3,000 personal care and 900 corporate employees). In addition, we employ direct care workers on a contractual basis to support our existing workforce. Due to the nature of our business, we, through our employees and caregivers who provide services on our behalf, may be the subject of medical malpractice claims. A court could find these individuals should be considered our agents, and, as a result, we could be held liable for their acts or omissions. We cannot predict the effect that any claims of this nature, regardless of their ultimate outcome, could have on our business or reputation or on our ability to attract and retain patients and employees. While we maintain malpractice liability coverage that we believe is appropriate given the nature and breadth of our operations, any claims against us in excess of insurance limits, or multiple claims requiring us to pay deductibles, could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.
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
On May 31, 2018, CMS issued a notice indicating its intention to re-launch a home health agency ("HHA") pre-claim review demonstration project. Now called the Review Choice Demonstration for Home Health Services, the revised demonstration will give HHAs in the demonstration states 3 options: pre-claim review of all claims, post-payment review of all claims, or minimal post-payment review with a 25% payment reduction for all home health services. The demonstration initially will apply to HHA providers in Florida, Illinois, North Carolina, Ohio, and Texas, with the option to expand after 5 years to other states in the Medicare Administrative Contractor Jurisdiction M (Palmetto). In an October 21, 2019 release, CMS announced that it will reschedule the next phase of its RCD to allow agencies time to transition to PDGM. RCD implementation will resume on March 2, 2020 in Texas, followed by demonstrations in North Carolina and Florida on May 4, 2020. However, CMS officials have indicated that these dates are subject to change. Following the start of the demonstration in Texas, the demonstration is expected to begin in North Carolina and Florida on May 4, 2020. CMS will monitor the transition to the PDGM and assess the need for any change to this date.
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
As required by the Bipartisan Budget Act of 2018, the PDGM will change the unit of payment for home health agencies from a 60-day episode of care to 30-day periods of care. This change is proposed to be implemented in a budget neutral manner. Thus, the move to the PDGM is not supposed to result in lower net reimbursement. However, CMS has made assumptions about behavioral changes; for example, that home health agencies will change their documentation and coding practices and would put the highest paying diagnosis code as the principal diagnosis code in order to have a 30-day period be placed into a higher-paying clinical group. CMS has taken into account expected behavioral effects of policy changes related to implementation of the PDGM, resulting in lower reimbursement levels in some cases. Accordingly, the implementation of the PDGM could negatively impact our 2020 rate of reimbursement and have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. See Part I, Item 1, “Our Regulatory Environment - Home Health Payment Reform” for additional information on the PDGM.

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
As of December 31, 2019, we had total outstanding indebtedness of approximately $242.3 million. Our level of indebtedness could have a material adverse effect on our business and consolidated financial position, results of operations and cash flows and could impair our ability to fulfill other obligations in several ways, including:

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
The potential cessation or modification of LIBOR may increase our interest expense or otherwise adversely affect us.
Our credit facility carries a floating interest rate which is tied to the Eurodollar rate (i.e., LIBOR) and the prime rate. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit LIBOR quotations after 2021 (the “FCA Announcement”). The FCA Announcement indicates that the continuation of LIBOR on the current basis cannot and will not be assured after 2021, and LIBOR may cease to exist or otherwise be unsuitable for use as a benchmark. Recent proposals for LIBOR reforms may result in the establishment of new methods of calculating LIBOR or the establishment of one or more alternative benchmark rates. Although our credit facility provides for alternative base rates, some of those alternative base rates are related to LIBOR, and the consequences of any potential cessation, modification or other reform of LIBOR cannot be predicted at this time. If LIBOR ceases to exist, we most likely will need to amend the credit facility, and we cannot predict what alternative interest rate(s) will be negotiated with our counterparties. As a result, our interest expense may increase, our ability to refinance some or all of our existing indebtedness may be impacted and our available cash flow may be adversely affected.
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
The activities of short sellers could reduce the price or prevent increases in the price of our common stock. “Short sale” is defined as the sale of stock by an investor that the investor does not own. Typically, investors who sell short believe the price of the stock will fall, and anticipate selling shares at a higher price than the purchase price at which they will buy the stock. As of December 31, 2019, investors held a short position of approximately 1.3 million shares of our common stock which represented 4% of our outstanding common stock. The anticipated downward pressure on our stock price due to actual or anticipated sales of our stock by some institutions or individuals who engage in short sales of our common stock could cause our stock price to decline.
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
In addition to our executive office and corporate headquarters, we also lease facilities for our home health, hospice and personal-care care centers. Generally, our leases have an initial term of five years, but range from one to ten years. Most of our leases also contain early termination options and renewal options. The following table shows the location of our 321 Medicare-certified home health care centers, 138 Medicare-certified hospice care centers and 12 personal-care care centers at December 31, 2019:

State	Home Health	Hospice	Personal Care	State	Home Health	Hospice	Personal Care
Alabama	30	7	—	New Jersey	2	7	—
Arkansas	5	—	—	Nebraska	—	2	—
Arizona	3	1	—	New York	4	—	—
California	4	2	—	New Hampshire	3	4	—
Connecticut	4	1	—	North Carolina	8	6	—
Delaware	2	2	—	Ohio	1	3	—
Florida	18	5	1	Oklahoma	6	1	—
Georgia	60	10	—	Oregon	3	1	—
Illinois	3	1	—	Pennsylvania	7	14	—
Indiana	5	1	—	Rhode Island	1	2	—
Kansas	1	2	—	South Carolina	21	8	—
Kentucky	17	—	—	South Dakota	—	1	—
Louisiana	10	5	—	Tennessee	44	11	1
Massachusetts	5	10	10	Texas	1	10	—
Maine	2	4	—	Virginia	13	4	—
Maryland	9	3	—	Washington	1	—	—
Michigan	—	1	—	West Virginia	11	6	—
Minnesota	—	1	—	Wisconsin	1	1	—
Mississippi	9	—	—	Washington, D.C.	1	—	—
Missouri	6	1	—	Total	321	138	12

ITEM 3. LEGAL PROCEEDINGS
See Part II, Item 8, Note 10 – Commitments and Contingencies for information concerning our legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Holders
Our common stock trades on the NASDAQ Global Select Market under the trading symbol “AMED.” As of February 14, 2020, there were approximately 495 holders of record of our common stock. This number of holders of record does not represent the actual number of beneficial owners of our common stock because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.
Dividend Policy
We have not declared or paid any cash dividends on our common stock or any other of our securities and do not expect to pay cash dividends for the foreseeable future. We currently intend to retain our future earnings, if any, to fund the development and growth of our business. Future decisions concerning the payment of dividends will depend upon our results of operations, financial condition, capital expenditure plans and debt service requirements, as well as such other factors as our Board of Directors, in its sole discretion, may consider relevant. In addition, our outstanding indebtedness restricts, and we anticipate any additional future indebtedness may restrict, our ability to pay cash dividends; provided, however, that we may pay dividends (i) payable solely in our equity securities and (ii) if (1) no default or event of default under the Credit Agreement shall have occurred and be continuing at the time of such dividend or would result therefrom, (2) we demonstrate that, upon giving pro forma effect to such dividend, our consolidated leverage ratio (as defined in the Credit Agreement) is less than 2.0 to 1.0 and (3) we demonstrate a minimum liquidity of $50 million upon giving effect to such dividend.
Purchases of Equity Securities
The following table provides the information with respect to purchases made by us of shares of our common stock during each of the months during the three-month period ended December 31, 2019:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2019 to October 31, 2019	1,272		$135.17	—	$100,000,000
November 1, 2019 to November 30, 2019	—		—	—	100,000,000
December 1, 2019 to December 31, 2019	—		—	—	100,000,000
	1,272	(1)	$135.17	—	$100,000,000

(1)
Includes shares of common stock surrendered to us by certain employees to satisfy tax withholding obligations in connection with the vesting of non-vested stock previously awarded to such employees under our 2008 and 2018 Omnibus Incentive Compensation Plans.

(2)
On February 25, 2019, we announced that our board of directors authorized a stock repurchase program, under which we may repurchase up to $100 million of our outstanding common stock through March 1, 2020. As of December 31, 2019, we have not repurchased any shares pursuant to this stock repurchase program.

Stock Performance Graph
The Performance Graph below compares the cumulative total stockholder return on our common stock, $0.001 par value per share, for the five-year period ended December 31, 2019, with the cumulative total return on the NASDAQ composite index and an industry peer group over the same period (assuming the investment of $100 in our common stock, the NASDAQ composite index and the industry peer group on December 31, 2014 and the reinvestment of dividends). The peer group we selected is comprised of: Addus Homecare Corporation ("ADUS"), Chemed Corporation ("CHE"), Encompass Health Corporation ("EHC"), LHC Group, Inc. (“LHCG”) and National Healthcare Corporation (“NHC”). The cumulative total stockholder return on the following graph is historical and is not necessarily indicative of future stock price performance. No cash dividends have been paid on our common stock.

	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Amedisys, Inc.	$100.00	$133.97	$145.25	$179.59	$399.01	$568.72
NASDAQ Composite	$100.00	$106.96	$116.45	$150.96	$146.67	$200.49
Peer Group	$100.00	$111.06	$129.16	$162.93	$210.21	$281.40
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

ITEM 6. SELECTED FINANCIAL DATA
The selected consolidated financial data presented below is derived from our audited consolidated financial statements for the five-year period ended December 31, 2019. The financial data for the years ended December 31, 2019, 2018 and 2017 should be read together with our consolidated financial statements and related notes included in Item 8, “Financial Statements and Supplementary Data” and the information included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.

	2019	2018	2017 (1)	2016 (2)	2015 (3)
	(Amounts in thousands, except per share data)
Income Statement Data:
Net service revenue	$1,955,633	$1,662,578	$1,511,272	$1,419,261	$1,266,489
Operating income (loss)	$177,472	$155,148	$78,524	$57,340	$(9,166)
Net income (loss) attributable to Amedisys, Inc.	$126,833	$119,346	$30,301	$37,261	$(3,021)
Net income (loss) attributable to Amedisys, Inc. per basic share	$3.95	$3.64	$0.90	$1.12	$(0.09)
Net income (loss) attributable to Amedisys, Inc. per diluted share	$3.84	$3.55	$0.88	$1.10	$(0.09)

(1)
During 2017, we recorded charges related to the Securities Class Action Lawsuit settlement and related legal fees in the amount of $29.8 million ($18.1 million, net of tax). Additionally, we recorded a charge in the amount of $21.4 million as the result of H.R. 1 (Tax Cuts and Jobs Act) enacted on December 22, 2017.

(2)
During 2016, we recorded Homecare Homebase (“HCHB”) implementation costs in the amount of $8.4 million ($5.1 million, net of tax) and recognized a non-cash charge to write off assets as a result of our conversion to the HCHB platform in the amount of $4.4 million ($2.7 million, net of tax).

(3)
During 2015, we recorded non-cash charges to write off the software costs incurred related to the development of AMS3 Home Health and Hospice in the amount of $75.2 million ($45.5 million, net of tax) and to reduce the carrying value of our corporate headquarters in the amount of $2.1 million ($1.2 million, net of tax).

	2019	2018	2017	2016	2015
	(Amounts in thousands)
Balance Sheet Data:
Total assets	$1,262,745	$717,118	$813,482	$734,029	$681,715
Total debt, including current portion	$242,183	$7,387	$88,841	$93,029	$96,630
Total Amedisys, Inc. stockholders’ equity	$640,450	$481,582	$515,321	$460,203	$409,568
Cash dividends declared per common share	$—	$—	$—	$—	$—

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition for 2019, 2018 and 2017. This discussion should be read in conjunction with our audited financial statements included in Item 8, “Financial Statements and Supplementary Data” and Part I, Item 1, “Business” of this Annual Report on Form 10-K. The following analysis contains forward-looking statements about our future revenues, operating results and expectations. See “Special Caution Concerning Forward-Looking Statements” for a discussion of the risks, assumptions and uncertainties affecting these statements as well as Part I, Item 1A, “Risk Factors.”
Overview
We are a provider of high-quality in-home healthcare and related services to the chronic, co-morbid, aging American population, with approximately 74%, 73% and 76% of our revenue derived from Medicare for 2019, 2018 and 2017, respectively.

Our operations involve servicing patients through our three reportable business segments: home health, hospice and personal care. Our home health segment delivers a wide range of services in the homes of individuals who may be recovering from an illness, injury or surgery. Our hospice segment provides care that is designed to provide comfort and support for those who are facing a terminal illness. Our personal care segment provides patients assistance with the essential activities of daily living. As of December 31, 2019, we owned and operated 321 Medicare-certified home health care centers, 138 Medicare-certified hospice care centers and 12 personal-care care centers, including unconsolidated joint ventures, in 38 states within the United States and the District of Columbia.
Care Centers Summary (Includes Unconsolidated Joint Ventures)

	Home Health	Hospice	Personal Care
At December 31, 2016	330	81	14
Acquisitions/Start-Ups/De Novos	3	2	7
Closed/Consolidated	(10)	—	(6)
At December 31, 2017	323	83	15
Acquisitions/Start-Ups/De Novos	1	1	1
Closed/Consolidated	(1)	—	(4)
At December 31, 2018	323	84	12
Acquisitions/Start-Ups/De Novos	3	59	—
Closed/Consolidated	(5)	(5)	—
At December 31, 2019	321	138	12
When we refer to “same store business,” we mean home health, hospice and personal-care care centers that we have operated for at least the last twelve months and start-ups that are an expansion of a same store care center; when we refer to “acquisitions,” we mean home health, hospice and personal-care care centers that we acquired within the last twelve months; and when we refer to “de novos,” we mean home health, hospice and personal-care care centers opened by us in the last twelve months which are not an expansion of a same store care center. Once a care center has been in operation for a twelve month period, the results for that particular care center are included as part of our same store business from that date forward.
2019 Developments

•	Continued to deliver on our goal of clinical distinction with 86% of our care centers at 4+ Stars in the January 2020 Home Health Compare ("HHC") release.

•	Outperformed the industry on all Hospice Item Set ("HIS") measures.

•	Performed over 12.3 million visits.

•	Lowered company voluntary turnover rate to 16.9%.

•
Acquired and successfully integrated Compassionate Care Hospice ("CCH") and RoseRock Healthcare ("RoseRock") and signed a definitive agreement to acquire Asana Hospice (subsequently closed on January 1, 2020) making Amedisys the third largest hospice company in the United States, exceeding 11,000 in hospice average daily census.

•
Successfully piloted several tools and data analytics platforms of Medalogix, a predictive data and analytics company, helping to further optimize our current business and enabling us to work more closely with Medicare Advantage payors.

•	Implemented pay practice changes and staffing model efficiencies to further drive operational excellence.

•	Invested in the business to prepare ourselves for the Patient-Driven Groupings Model ("PDGM").

•	Executed innovative personal care partnership with ClearCare, giving Amedisys access to personal care services nationwide.

•	Increased net service revenue 18% and operating income 14%.

•	Expanded home health gross margin as a percentage of revenue by 150 basis points.

•	Delivered over $200 million in cash flow from operations.

2020 Strategy

•	Continue our commitment to clinical distinction with a goal of all care centers achieving a minimum of 4.0 Quality Star Rating.

•	Continue to focus on consistent organic growth (de novos) and inorganic expansion in all three segments.

•	Focus on recruitment and retention, applying more sophisticated analytics to understand what drives turnover.

•	Successfully implement PDGM.

•	Invest in further expansion of Medalogix products.

•	Deliver on CCH expectations through realization of synergies.

•	Expand revenue in innovative payment relationships with Medicare Advantage payors.

•	Build infrastructure to provide care coordination to patients in need of home health, hospice or personal care.

•	Incubate new and innovative relationships focused on expanding our breadth and depth inside the home.
Financial Performance
Results for the year ended December 31, 2019 reflect the results of our continued focus on operational improvements and efficiencies and the successful acquisition and integration of our hospice acquisitions.
Our home health care centers experienced growth in volumes and improvement in utilization and clinician mix which, combined with the positive impact of the 2019 changes in reimbursement, led to the segment delivering a $27 million increase in operating income.
Our hospice segment completed the acquisitions of CCH and RoseRock. These acquisitions contributed approximately $22 million in operating income to the hospice segment.
Our personal care segment contributed approximately $8 million in operating income during 2019.
Economic and Industry Factors
Our home health, hospice and personal care segments operate in a highly fragmented and highly competitive industry. The degree of competitiveness varies based upon whether our care centers operate in states that require a certificate of need (CON) or permit of approval (POA). In such states, expansion by existing providers or entry into the market by new providers is permitted only where determination is made by state health authorities that a given amount of unmet healthcare need exists. Currently, 70% and 28% of our home health and hospice care centers, respectively, operate in CON/POA states.
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
Payment
In July 2019, the Centers for Medicare and Medicaid Services ("CMS") issued a final rule to update hospice payment rates and the wage index for fiscal year 2020. The rule includes a rebasing of continuous home care, inpatient respite care and general inpatient care to better reflect the costs of care. This rebasing resulted in a reduction in routine home care payments of 2.7% to achieve budget neutrality. In addition, CMS eliminated the one-year “lag” in the use of the hospital wage index in an effort to align with the Inpatient Prospective Payment System ("IPPS") and other payment systems. CMS estimates hospices serving Medicare beneficiaries would see an estimated 2.6% increase in payments. This increase is the result of a 3.0% market basket adjustment less a 0.4% productivity adjustment. We have estimated the impact of the final rule on us to be an increase in revenue of approximately 0.5%; however, we are expecting the impact on gross margin percentage to be a reduction of approximately 0.5% as the majority of the revenue increase will be passed through to the general inpatient and respite facilities. These estimates are subject to change based on our mix of patients.
The CMS Calendar Year 2019 Home Health Final Rule, released in November 2018, provided for the first payment rate increase for home health providers since 2010. In the 2019 rule, CMS also issued proposed payment changes for Medicare home health providers for 2020. These proposed changes included changes to the Home Health Prospective Payment System ("HHPPS") case-mix adjustment methodology through the use of a new PDGM for home health payments, a change in the unit of payment from a 60-day payment period to a 30-day payment period and the elimination of the use of therapy visits in the determination of payments.

The CMS Calendar Year 2020 Home Health Final Rule, released in October 2019, confirmed the implementation of PDGM effective January 1, 2020 as well as the change in the unit of payment. Additionally, in an effort to eliminate fraud risks, CMS is reducing requests for anticipated payment ("RAPs") for 2020 to 20% with the full elimination of RAPs in 2021. CMS estimates that the final rule will result in a 1.3% increase in payments to home health providers. The increase is the result of a statutorily mandated 1.5% market basket increase pursuant to the Bipartisan Budget Act of 2018, reduced by 0.2% for the rural add-on. In calculating the impact, CMS also assumed that the industry will make certain behavioral changes related to coding practices, low utilization payment adjustment ("LUPA") management and co-morbidities. As a result, CMS reduced reimbursement by 4.36%. We have estimated the impact of the final rule on us to be a reduction in revenue of 2.8%. Our current view is that we can offset the impact via a mix of appropriate behavioral changes and cost levers which include clinician mix and utilization.
The following payment adjustments are effective for each of the years indicated based on CMS’s final rules:

	Home Health			Hospice
	2020 (1)	2019	2018 (2)	2020 (3)	2019	2018
Market Basket Update	1.5%	3.0%	1.0%	3.0%	2.9%	1.0%
Rural Add-On Adjustment	(0.2)	—	—	—	—	—
Nominal Case Mix Adjustment	—	—	(0.9)	—	—	—
PPACA Adjustment	—	—	—	—	(0.3)	—
Productivity Adjustment	—	(0.8)	—	(0.4)	(0.8)	—
Estimated Industry Impact	1.3%	2.2%	0.1%	2.6%	1.8%	1.0%
Behavioral Assumptions	(4.4)%
Estimated Industry Impact Including Behavioral Assumptions	(3.1)%
Estimated Company-Specific Impact (4)	(2.8)%	1.2%	(0.7)%	0.5%	1.6%	1.0%

(1)
The estimated industry impact of 1.3% only applies to episodes that started on or before December 31, 2019 and are scheduled to complete on or after January 1, 2020. The estimated industry impact including behavioral assumptions of (3.1)% only applies to episodes that started on or after January 1, 2020.

(2)	Includes the targeted extension of the home health rural add-on payment from the Bipartisan Budget Act of 2018.

(3)	Effective for services provided from October 1, 2019 to September 30, 2020.

(4)
Our company-specific impact of the home health final rule differs depending on differences in the wage index and the impact of coding and outlier changes. Our company-specific impact of the hospice final rule differs based on our mix of patients.

Payor Changes
Effective November 1, 2019, one of our episodic payors phased out their episodic plan offering, and the members were transferred to plans that pay per visit. We expect the overall financial impact of the change to be minimal.
Partnerships
In July 2019, we signed an agreement with ClearCare, Inc. ("ClearCare"), the provider of the personal care industry’s leading software platform, representing 4,000 personal care agencies in every zip code in the United States. Our agreement with ClearCare creates an opportunity to establish a network partnership between Amedisys and personal care agencies using ClearCare in order to better coordinate patient care. Long term, we believe this allows us to build a nation-wide network of personal care agencies and furthers our efforts to provide patients with a true care continuum in the home. This relationship will also help us as we continue to have innovative payment conversations with Medicare Advantage plans who have begun to recognize the value that combined home health, hospice and personal care services bring to their members and care delivery infrastructure.
Governmental Inquiries and Investigations and Other Litigation
See Item 8, Note 10 – Commitments and Contingencies to our consolidated financial statements for additional information regarding our corporate integrity agreement ("CIA"), the CCH CIA, the subpoena and civil investigative demands issued by the U.S. Department of Justice and the South Carolina and Florida Zone Program Integrity Contractor audits. No assurances can be given as to the timing or outcome of these items.

Results of Operations
Consolidated
The following table summarizes our consolidated results of operations (amounts in millions):

	For the Years Ended December 31,
	2019	2018	2017
Net service revenue	$1,955.6	$1,662.6	$1,511.3
Gross margin, excluding depreciation and amortization	805.3	669.7	607.9
% of revenue	41.2%	40.3%	40.2%
Other operating expenses	607.9	501.3	482.3
% of revenue	31.1%	30.1%	31.9%
Depreciation and amortization	18.4	13.3	17.1
Securities Class Action Lawsuit settlement, net	—	—	28.7
Asset impairment charge	1.5	—	1.3
Operating income	177.5	155.1	78.5
Total other (expense) income, net	(7.1)	3.8	2.3
Income tax expense	(42.5)	(38.8)	(50.1)
Effective income tax rate	24.9%	24.4%	62.0%
Net income	127.9	120.1	30.7
Net income attributable to noncontrolling interests	(1.1)	(0.8)	(0.4)
Net income attributable to Amedisys, Inc.	$126.8	$119.3	$30.3
Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018
Overall, our operating income increased $22 million on a revenue increase of $293 million. Our 2019 operating results include the acquisitions of CCH and RoseRock which contributed approximately $174 million in revenue and an operating loss of approximately $5 million and is inclusive of $14 million in acquisition and integration costs and $6 million in intangibles amortization.
Additionally, our operating income was negatively impacted by a $7 million accrual related to settlement discussions with the U.S. Department of Justice (see Item 8, Note 10 - Commitments and Contingencies to our consolidated financial statements for additional information) and a $2 million asset impairment charge related to our acquired names intangibles (see Item 8, Note 4 - Goodwill and Other Intangible Assets, Net to our consolidated financial statements for additional information).
Our year-to-date performance reflects growth and operating improvement in all three segments of our legacy operations. We expanded gross margin as a percentage of revenue in our home health and personal care segments. Both segments benefitted from rate increases with home health also delivering improvements in clinician utilization and discipline mix. Our hospice segment's gross margin as a percentage of revenue decreased due to our acquisition activity. Additionally, our other operating expenses as a percentage of revenue increased only 1% compared to 2018; this increase is inclusive of approximately $16 million in acquisition and integration costs. Excluding the acquisition and integration costs, our other operating expenses as a percentage of revenue remained relatively flat compared to 2018 despite planned wage increases and the addition of resources to support growth.

Total other (expense) income, net includes the following items (amounts in millions):

	For the Years Ended December 31,
	2019	2018
Interest income	$0.1	$0.3
Interest expense	(14.5)	(7.4)
Equity in earnings from equity method investments	5.3	7.7
Miscellaneous, net	2.0	3.2
	$(7.1)	$3.8

Interest expense increased $7 million in 2019 from 2018 as a result of an increase in borrowings under our Amended Credit Agreement (see Item 8, Note 7 – Long-Term Obligations to our consolidated financial statements for additional information regarding our Amended Credit Agreement). Equity in earnings from equity method investments includes gains of $2 million and $5 million for 2019 and 2018, respectively.
Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017
Overall, our operating income increased $77 million on a revenue increase of $151 million. Our 2017 operating results were negatively impacted $40 million; these impacts include a $30 million charge for the Securities Class Action Lawsuit settlement and related legal fees, a $7 million reduction in revenue as a result of the Florida ZPIC audit and charges of approximately $3 million related to our home health closures and restructuring plan. Excluding these 2017 impacts, operating income increased $37 million, driven by continued growth in our home health and hospice segments, increases in clinical productivity in our home health segment and a continued focus on maintaining cost discipline, as our other operating expenses increased only 3% on a 10% increase in net service revenue. In addition, our gross margin as a percentage of revenue was relatively flat despite a net reduction of $3 million in net service revenue and gross margin resulting from the 2018 changes in reimbursement and planned wage increases.
Our 2018 operating results include the results of our acquisition of Christian Care at Home, which provided home health services to the state of Kentucky, East Tennessee Personal Care Services, which owned and operated one personal-care care center servicing the state of Tennessee, and certain personal care operations from Bring Care Home in Massachusetts. These three acquisitions accounted for approximately $5 million of our $151 million increase in revenue and $1 million of our $15 million increase in other operating expenses.
Total other income, net includes the impact of the following items (amounts in millions):

	For the Years Ended December 31,
	2018	2017
Interest income	$0.3	$0.1
Interest expense	(7.4)	(5.0)
Equity in earnings from equity method investments	7.7	3.4
Miscellaneous, net	3.2	3.8
	$3.8	$2.3

Interest expense includes interest expense related to the Florida ZPIC audit of $2 million for 2018. Equity in earnings from equity method investments includes gains of $5 million and $1 million for 2018 and 2017, respectively. Miscellaneous, net includes proceeds from legal settlements of $1 million and $2 million for 2018 and 2017, respectively. Excluding these items, total other income, net increased $1 million in 2018 from 2017.

Our 2017 income tax expense includes a $21 million charge related to the remeasurement of our deferred tax assets and liabilities to the enacted corporate income tax rate of 21% as required by the enactment of H.R. 1 (Tax Cuts and Jobs Act), on December 22, 2017 (see Item 8, Note 8 - Income Taxes to our consolidated financial statements).

Home Health Division
The following table summarizes our home health segment results of operations:

	For the Years Ended December 31,
	2019	2018	2017
Financial Information (in millions):
Medicare	$859.2	$830.8	$793.3
Non-Medicare	397.2	343.7	290.6
Net service revenue	1,256.4	1,174.5	1,083.9
Cost of service	754.1	722.1	670.9
Gross margin	502.3	452.4	413.0
Asset impairment charge	1.5	—	1.3
Other operating expenses	301.4	279.8	281.9
Operating income	$199.4	$172.6	$129.8
Same Store Growth (1):
Medicare revenue	4%	6%	(4%)
Non-Medicare revenue	16%	18%	17%
Total admissions	7%	5%	2%
Total volume (2)	5%	7%	4%
Key Statistical Data - Total (3):
Medicare:
Admissions	195,513	190,748	190,132
Recertifications	110,460	112,773	106,774
Total volume	305,973	303,521	296,906

Completed episodes	300,551	296,223	290,227
Visits	5,207,563	5,261,315	5,067,436
Average revenue per completed episode (4)	$2,920	$2,854	$2,823
Visits per completed episode (5)	17.3	17.6	17.3
Non-Medicare:
Admissions	133,180	118,577	107,665
Recertifications	62,108	55,736	46,364
Total volume	195,288	174,313	154,029
Visits	3,065,745	2,772,339	2,347,363
Total (3):
Visiting Clinician Cost per Visit	$83.11	$81.88	$82.04
Clinical Manager Cost per Visit	$8.04	$8.01	$8.44
Total Cost per Visit	$91.15	$89.89	$90.48
Visits	8,273,308	8,033,654	7,414,799

(1)
Same store information represents the percent change in our Medicare, Non-Medicare and Total revenue, admissions or volume for the period as a percent of the Medicare, Non-Medicare and Total revenue, admissions or volume of the prior period. Effective July 1, 2019, same store is defined as care centers that we have operated for at least the last twelve months and startups that are an expansion of a same store care center.

(2)	Total volume includes all admissions and recertifications.

(3)	Total includes acquisitions and de novos.

(4)	Average Medicare revenue per completed episode is the average Medicare revenue earned for each Medicare completed episode of care.

(5)	Medicare visits per completed episode are the home health Medicare visits on completed episodes divided by the home health Medicare episodes completed during the period.

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018
Operating Results
Overall, our operating income increased $27 million on an $82 million increase in net service revenue. Our gross margin as a percentage of revenue was positively impacted by the 2019 changes in reimbursement, growth in volumes, the acuity level of our patients, improved utilization and a focus on discipline mix. The impact of the 2019 change in reimbursement was an increase in net service revenue and gross margin of approximately $12 million.
Net Service Revenue
Our revenue increased $82 million (7%) on a 5% increase in total volume and a 2% increase in Medicare revenue per episode. The volume growth was driven by a 7% increase in admissions offset by lower recertification volume. The increase in Medicare revenue per episode is the result of a 1.2% increase in reimbursement with the remainder due to an increase in the acuity level of our patients. Additionally, our non-Medicare (per visit and episodic) rates increased approximately 3% which is a combination of rate increases and increases in the acuity level of our patients. Revenue was also positively impacted by a reduction in our revenue adjustments.
Cost of Service, Excluding Depreciation and Amortization
Our cost of service consists of costs associated with direct clinician care in the homes of our patients as well as the cost of clinical managers who monitor the overall delivery of care. Our cost of service increased 4% on a 3% increase in total visits. Our total cost per visit increased approximately 1% as improvements in clinician utilization and optimization of discipline mix partially offset planned wage increases. Additionally, changes in our home health care center staffing resulted in a shift of some office staff from cost of service to other operating expenses totaling approximately $4 million.
Other Operating Expenses
Other operating expenses increased approximately $22 million primarily due to an increase in salaries and benefits expense as a result of the addition of resources to support volume growth, planned wage increases and the home health staffing shifts referenced above.
Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017
Operating Results
Overall, our operating income increased $43 million on a $91 million increase in net service revenue. The $43 million increase includes a $7 million reduction in revenue related to the Florida ZPIC audit in 2017. Our growth in volumes and increases in clinician productivity positively impacted our gross margin as a percentage of revenue, which increased despite the 2018 changes in reimbursement and planned wage increases. The impact of the 2018 changes in reimbursement was a reduction in net service revenue and gross margin of approximately $7 million.
Net Service Revenue
Our revenue increased $91 million on a 7% increase in total volume. The volume growth was driven by a 5% increase in admissions and a 130 basis point increase in our Medicare recertification rate. In addition to the increase in volume, our revenue per episode was up $31 per episode as a result of an increase in the acuity level of our patients which enabled us to overcome the 70 basis point reimbursement reduction effective January 1, 2018.
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
Hospice Division
The following table summarizes our hospice segment results of operations:

	For the Years Ended December 31,
	2019	2018	2017
Financial Information (in millions):
Medicare	$586.6	$390.2	$350.7
Non-Medicare	30.6	20.7	17.1
Net service revenue	617.2	410.9	367.8
Cost of service	335.1	212.0	187.5
Gross margin	282.1	198.9	180.3
Other operating expenses	139.1	85.7	77.5
Operating income	$143.0	$113.2	$102.8
Same Store Growth (1):
Medicare revenue	7%	11%	17%
Hospice admissions	4%	8%	11%
Average daily census	7%	11%	15%
Key Statistical Data - Total (2):
Hospice admissions	40,194	27,596	25,381
Average daily census	11,164	7,588	6,820
Revenue per day, net	$151.47	$148.36	$147.75
Cost of service per day	$82.24	$76.53	$75.31
Average discharge length of stay	98	100	93

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

(2)	Total includes acquisitions and de novos.
Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018
Operating Results
On February 1, 2019, we acquired CCH, which owned and operated 53 hospice care centers. On April 1, 2019, we acquired RoseRock, which owned and operated one hospice care center. Acquisitions are included in our consolidated financial statements from their respective acquisition dates. As a result, our hospice segment operating results for 2019 and 2018 are not fully comparable.
Overall, our operating income increased $30 million on a $206 million increase in net service revenue. Our operating income was negatively impacted by a $7 million reduction to revenue and gross margin related to settlement discussions with the U.S. Department of Justice (see Item 8, Note 10 - Commitments and Contingencies to our consolidated financial statements for additional information). Our operating results were positively impacted by changes in reimbursement, which resulted in an increase in net service revenue and gross margin of approximately $7 million and $6 million, respectively. The majority of the revenue increase associated with the 2020 change in reimbursement, which became effective October 1, 2019, will be passed through to our general inpatient and respite facilities. Our operating results were also positively impacted by continued growth and by our acquisitions which contributed approximately $174 million in net service revenue and $22 million in operating income to our hospice segment's results for the year ended December 31, 2019.

Net Service Revenue
Our hospice revenue increased $206 million; approximately $174 million of which is attributable to our acquisition activities. The remaining $32 million increase is the result of a 7% increase in our average daily census and increases in reimbursement totaling 1.6% and 0.5% effective for services provided from October 1, 2018 and October 1, 2019, respectively, partially offset by an increase in our revenue adjustments, which include a $7 million reduction to revenue and gross margin related to the U.S. Department of Justice matter noted above.
Cost of Service, Excluding Depreciation and Amortization
Our hospice cost of service increased $123 million, approximately $110 million of which is attributable to our acquisition activity. The remaining $13 million increase is primarily due to a 7% increase in average daily census, planned wage increases and an increase in our general inpatient and respite facility costs as the majority of the reimbursement increase, which became effective October 1, 2019, will be passed through to these facilities. Our cost of service per day increased 7%, largely driven by our acquisitions as our same store cost of service per day remained relatively flat. We expect our acquisitions' cost of service per day to approximate our legacy metric as we fully integrate them during 2020.
Other Operating Expenses
Other operating expenses increased $53 million; approximately $42 million of the increase is related to our acquisition activity. The remaining $11 million increase is due to increases in other care center related expenses, primarily salaries and benefits expense due to the addition of resources to support census growth and planned wage increases, professional fees and travel and training expense.
Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017
Operating Results
Overall, our operating income increased $10 million on a $43 million increase in net service revenue. The 12% increase in net service revenue was partially offset by a lower gross margin as a percentage of revenue primarily related to planned wage increases, an increase in revenue adjustments and amounts due back to Medicare for hospice caps and an increase in other operating expenses.
Net Service Revenue
Our hospice revenue increased $43 million on an 11% increase in our average daily census and a 1.0% and 1.6% increase in reimbursement effective for services provided from each October 1, 2017 and October 1, 2018, respectively. We experienced a $2 million increase in our revenue adjustments and cap which partially offset the revenue increase for the year ended December 31, 2018.

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

Personal Care Division
The following table summarizes our personal care segment results of operations:

	For the Years Ended December 31,
	2019	2018	2017
Financial Information (in millions):
Medicare	$—	$—	$—
Non-Medicare	82.0	77.2	59.6
Net service revenue	82.0	77.2	59.6
Cost of service	61.1	58.8	45.0
Gross margin	20.9	18.4	14.6
Other operating expenses	12.5	13.1	9.7
Operating income	$8.4	$5.3	$4.9
Key Statistical Data:
Billable hours	3,308,338	3,248,304	2,604,794
Clients served	17,364	17,981	16,774
Shifts	1,488,175	1,468,541	1,195,511
Revenue per hour	24.80	23.75	22.86
Revenue per shift	55.13	52.54	49.80
Hours per shift	2.2	2.2	2.2
Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018
Operating income related to our personal care segment increased $3 million on a $5 million increase in net service revenue. These results are inclusive of the acquisitions of East Tennessee Personal Care Services (May 2018) and Bring Care Home (October 2018). As a result, our personal care operating results for 2019 and 2018 are not fully comparable.
Gross margin as a percentage of revenue increased 170 basis points as the segment benefited from rate increases combined with operating cost controls. Additionally, other operating expenses decreased approximately $1 million resulting in an increase in operating income.
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
Corporate
The following table summarizes our corporate results of operations:

	For the Years Ended December 31,
	2019	2018	2017
Financial Information (in millions):
Other operating expenses	$160.9	$127.6	$117.8
Depreciation and amortization	12.4	8.4	12.5
Total operating expenses before Securities Class Action Lawsuit settlement, net	$173.3	$136.0	$130.3
Securities Class Action Lawsuit settlement, net	—	—	28.7
Total operating expenses	$173.3	$136.0	$159.0

Corporate expenses consist of costs relating to our executive management and administrative support functions, primarily information services, accounting, finance, billing and collections, legal, compliance, risk management, procurement, marketing, clinical administration, training, human resources and administration.
Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018
During 2019, corporate operating expenses increased $37 million; approximately $27 million of which is attributable to the CCH acquisition: $7 million relates to CCH corporate and administrative support functions, $6 million relates to CCH intangibles amortization and approximately $14 million relates to CCH acquisition and integration costs. Excluding the impact of the CCH acquisition, corporate operating expenses increased $10 million which represents 3% of our $293 million increase in revenue. This increase is primarily due to increases in salaries and benefits expense and information technology expense which were partially offset by decreases in professional fees and legal settlements as well as gains on the sale of fleet vehicles.
Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017
Excluding the Securities Class Action Lawsuit settlement during the year ended December 31, 2017, corporate operating expenses increased 4% on a 10% increase in net service revenue. Approximately $2 million of the increase was related to a reduction in our indemnity receivable related to the Florence, South Carolina third party audit (see Item 8, Note 10 - Commitments and Contingencies to our consolidated financial statements for additional information). The remaining increase was related to increases in salaries and benefits expense and travel and training expense which were offset by a decrease in depreciation and amortization.
Liquidity and Capital Resources
Cash Flows
The following table summarizes our cash flows for the periods indicated (amounts in millions):

	For the Years Ended December 31,
	2019	2018	2017
Cash provided by operating activities	$202.0	$223.5	$105.7
Cash used in investing activities	(352.9)	(22.2)	(44.0)
Cash provided by (used in) financing activities	227.2	(267.4)	(5.5)
Net increase (decrease) in cash, cash equivalents and restricted cash	76.3	(66.1)	56.2
Cash, cash equivalents and restricted cash at beginning of period	20.2	86.4	30.2
Cash, cash equivalents and restricted cash at end of period	$96.5	$20.2	$86.4
Cash provided by operating activities totaled $202.0 million for 2019, $223.5 million for 2018 and $105.7 million for 2017. During each year, we maintained sufficient liquidity to finance our capital expenditures, both routine and non-routine, and acquisitions. Changes in our cash provided by operating activities during the past three years were primarily the result of fluctuations in our net income, the collections of our accounts receivable and the timing of payments of accrued expenses. During 2017, operating cash flows were negatively impacted by approximately $30 million related to the Securities Class Action Lawsuit settlement (see Item 8, Note 10 – Commitments and Contingencies to our consolidated financial statements).
Cash used in investing activities increased $330.7 million during 2019 compared to 2018 primarily due to the acquisitions of CCH and RoseRock. Cash used in investing activities decreased $21.8 million during 2018 compared to 2017 primarily due to decreases in cash paid for acquisitions ($24.5 million) and capital expenditures ($4.1 million) offset by an increase in investments ($6.7 million).
Cash provided by financing activities totaled $227.2 million during 2019 and is primarily related to our borrowings under our Amended Credit Agreement to fund acquisitions. Cash used in financing activities increased $261.9 million during 2018 compared to 2017 primarily due to our repurchase of company stock and the repayments of borrowings under our Term Loan and Revolving Credit Facility offset by borrowings under our new Credit Agreement.
Liquidity
Typically, our principal source of liquidity is the collection of our patient accounts receivable, primarily through the Medicare program. In addition to our collection of patient accounts receivable, from time to time, we can and do obtain additional sources of liquidity by the incurrence of additional indebtedness.

During 2019, we spent $7.9 million in capital expenditures compared to $6.6 million and $10.7 million during 2018 and 2017, respectively. Our capital expenditures for 2020 are expected to be approximately $6.0 million to $8.0 million, excluding the impact of any future acquisitions.
As of December 31, 2019, we had $30.3 million in cash and cash equivalents and $449.8 million in availability under our $550.0 million Revolving Credit Facility.
During 2017, we settled the Securities Class Action Lawsuit for approximately $43.7 million, of which approximately $15.0 million was paid by the Company's insurance carriers; we used cash on hand to make the required remaining $28.7 million payment.
Based on our operating forecasts and our new debt service requirements, we believe we will have sufficient liquidity to fund our operations, capital requirements and debt service requirements.
Outstanding Patient Accounts Receivable
Our patient accounts receivable increased $48.6 million from December 31, 2018 to December 31, 2019 primarily due to our acquisition activity. Our cash collection as a percentage of revenue was 105% and 104% for the twelve-month periods ended December 31, 2019 and 2018, respectively. Our days revenue outstanding, net at December 31, 2019 was 40.9 days which is an increase of 2.9 days from December 31, 2018. Our acquisition activity has negatively impacted our days revenue outstanding by approximately 2.3 days.
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
The following schedules detail our patient accounts receivable, by payor class, aged based upon initial date of service (amounts in millions, except days revenue outstanding):

	0-90	91-180	181-365	Over 365	Total
At December 31, 2019:
Medicare patient accounts receivable	$115.2	$13.8	$6.8	$1.0	$136.8
Other patient accounts receivable:
Medicaid	22.6	5.7	4.0	—	32.3
Private	60.0	6.3	2.2	—	68.5
Total	$82.6	$12.0	$6.2	$—	$100.8
Total patient accounts receivable					$237.6
Days revenue outstanding (1)					40.9

	0-90	91-180	181-365	Over 365	Total
At December 31, 2018:
Medicare patient accounts receivable	$95.5	$8.1	$1.0	$1.8	$106.4
Other patient accounts receivable:
Medicaid	13.1	2.7	1.1	—	16.9
Private	51.3	6.7	4.4	3.3	65.7
Total	$64.4	$9.4	$5.5	$3.3	$82.6
Total patient accounts receivable					$189.0
Days revenue outstanding (1)					38.0

(1)
Our calculation of days revenue outstanding, net is derived by dividing our ending net patient accounts receivable at December 31, 2019 and 2018 by our average daily net patient revenue for the three-month periods ended December 31, 2019 and 2018, respectively.

Indebtedness
First Amendment to Amended and Restated Credit Agreement
On February 4, 2019, we entered into the First Amendment to the Credit Agreement (as amended by the First Amendment, the “Amended Credit Agreement”). The Amended Credit Agreement provides for a senior secured credit facility in an initial aggregate principal amount of up to $725.0 million, which includes the $550.0 million Revolving Credit Facility under the Credit Agreement, and a term loan facility in the principal amount of up to $175.0 million (the “Term Loan Facility” and collectively with the Revolving Credit Facility, the “Credit Facility”), which was added by the First Amendment.
We borrowed the entire principal amount of the Term Loan Facility on February 4, 2019 in order to fund a portion of the purchase price of the CCH acquisition, with the remainder of the purchase price and associated transactional fees and expenses funded by proceeds from the Revolving Credit Facility.
Our weighted average interest rate for borrowings under our $550.0 million Revolving Credit Facility was 4.0% for the period ended December 31, 2019. Our weighted average interest rate for borrowings under our $175.0 million Term Loan Facility was 3.8% for the period February 4, 2019 to December 31, 2019.
As of December 31, 2019, our consolidated leverage ratio was 1.0 and our consolidated interest coverage ratio was 17.2 and we are in compliance with our covenants under the Amended Credit Agreement.
As of December 31, 2019, our availability under our $550.0 million Revolving Credit Facility was $449.8 million as we have $70.0 million outstanding in borrowings and $30.2 million outstanding in letters of credit.
See Item 8, Note 7 - Long Term Obligations to our consolidated financial statements for additional details on our outstanding long-term obligations.
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
We did not repurchase any shares pursuant to this stock purchase program during 2019.
2018 Share Repurchase
On June 4, 2018, we purchased 2,418,304 of our common shares from affiliates of KKR Credit Advisors (US) LLC ("KKR"), representing one-half of KKR's then current holdings in the Company and 7.1% of the aggregate outstanding shares of the Company's common stock for a total purchase price of $181.4 million including related direct costs. The Company repurchased the shares at $73.96 which represents 96% of the closing stock price of the Company's common stock on June 4, 2018. The repurchased shares are classified as treasury shares.
Contractual Obligations
Our future contractual obligations at December 31, 2019 were as follows (amounts in millions):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term obligations	$242.3	$8.2	$17.5	$216.6	$—
Interest on long-term obligations (1)	22.3	6.9	10.3	5.1	—
Finance leases	3.6	1.9	1.7	—	—
Operating leases	90.7	30.2	39.3	14.2	7.0
Capital commitments	0.3	0.3	—	—	—
Purchase obligations	11.1	4.2	6.6	0.3	—
Uncertain tax positions	2.7	—	2.7	—	—
	$373.0	$51.7	$78.1	$236.2	$7.0

(1)	Interest on debt with variable rates was calculated using the current rate for that particular debt instrument at December 31, 2019.
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
We determine the transaction price based on gross charges for services provided, reduced by estimates for contractual and non-contractual revenue adjustments. Contractual revenue adjustments include adjustments provided to patients and third-party payors based on contracted rates. Non-contractual revenue adjustments include discounts provided to self-pay, uninsured patients or other payors, adjustments resulting from payment reviews and adjustments arising from our inability to obtain appropriate billing documentation, authorizations or face-to-face documentation. Subsequent changes to the estimate of the transaction price are recorded as adjustments to net service revenue in the period of change.
Contractual revenue adjustments are recorded for the difference between our standard rates and the contracted rates to be realized from patients, third party payors and others for services provided. Non-contractual revenue adjustments are recorded for self-pay, uninsured patients and other payors by major payor class based on our historical collection experience, aged accounts receivable by payor and current economic conditions. Non-contractual revenue adjustments represent the difference between amounts billed and amounts we expect to collect based on our collection history with similar payors. The Company assesses its ability to collect for the healthcare services provided at the time of patient admission based on the Company's verification of the patient's insurance coverage under Medicare, Medicaid, and other commercial or managed care insurance programs. Medicare represents approximately 74% of the Company's consolidated net service revenue.
Amounts due from third-party payors, primarily commercial health insurers and government programs (Medicare and Medicaid), include variable consideration for retroactive revenue adjustments due to settlements of audits and payment reviews. We determine our estimates for non-contractual revenue adjustments related to payment reviews based on our historical experience and success rates in the claim appeals and adjudication process.
We determine our estimates for non-contractual revenue adjustments related to our inability to obtain appropriate billing documentation, authorizations, or face-to-face documentation based on our historical experience, which primarily includes a historical collection rate of over 99% on Medicare claims. Revenue is recorded at amounts we estimate to be realizable for services provided.
Home Health Revenue Recognition
Medicare Revenue
Net service revenue is recorded under the Medicare prospective payment system (“PPS”) based on an established Federal Medicare home health episode payment rate, that is subject to adjustment based on certain variables including, but not limited to: (a) an outlier payment if a patient’s care was unusually costly (capped at 10% of total reimbursement per provider number); (b) a LUPA if the number of visits was four or fewer; (c) a partial payment if a patient transferred to another provider or we admitted a patient transferring from another provider before completing the episode; (d) a payment adjustment based upon the level of therapy services required (with various incremental adjustments made for additional visits, with larger payment increases associated with the sixth, fourteenth and twentieth visit thresholds); (e) the number of episodes of care provided to a patient, regardless of whether the same home health provider provided care for the entire series of episodes; (f) changes in the base episode payments established by the Medicare Program; and (g) adjustments to the base episode payments for case mix and geographic wages. Medicare rates are based on the severity of the patient's condition, service needs and goals, and other factors relating to the cost of providing services and supplies, bundled into an episode of care, not to exceed 60 days. An episode starts the first day a billable visit is performed and ends 60 days later or upon discharge, if earlier, with multiple continuous episodes allowed.
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
The base episode payment can be adjusted based on each patient's health including clinical condition, functional abilities and service needs, as well as for the applicable geographic wage index, low utilization, patient transfers and other factors. The services covered by the episode payment include all disciplines of care in addition to medical supplies. Medicare can also make various adjustments to payments received if we are unable to produce appropriate billing documentation or acceptable authorizations. We estimate the impact of such adjustments based on our historical experience, which primarily includes a historical collection rate of over 99% on Medicare claims, and record this estimate during the period in which services are rendered as a reduction to revenue and a corresponding reduction to patient accounts receivable.
A portion of reimbursement from each Medicare episode is billed near the start of each episode, and cash is typically received before all services are rendered. The amount of revenue recognized for episodes of care which are incomplete at period end is based on the company's average percentage of days complete on episodes as of the end of the year. As of December 31, 2019, the difference between the cash received from Medicare for a request for anticipated payment (“RAP”) on episodes in progress and the associated estimated revenue was recorded to accrued expenses within our consolidated balance sheet.
Non-Medicare Revenue
Episodic-based Revenue. We recognize revenue in a similar manner as we recognize Medicare revenue for episodic-based rates that are paid by other insurance carriers, including Medicare Advantage programs; however, these rates can vary based upon the negotiated terms which generally range from 90% to 100% of Medicare rates.

Non-episodic based Revenue. Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to our established or estimated per-visit rates. Contractual revenue adjustments are recorded for the difference between our standard rates and the contracted rates to be realized from patients, third parties and others for services provided and are deducted from gross revenue to determine net service revenue. We also make non-contractual revenue adjustments to non-episodic revenue based on historical experience, to reflect the estimated transaction price.We receive a minimal amount of our net service revenue from patients who are either self-insured or are obligated for an insurance co-payment.
Hospice Revenue Recognition
Hospice Medicare Revenue
Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the estimated payment rates. The estimated payment rates are predetermined daily or hourly rates for each of the four levels of care we deliver. The four levels of care are routine care, general inpatient care, continuous home care and respite care. Routine care accounted for 99%, 97% and 97% of our total net Medicare hospice service revenue for each of 2019, 2018 and 2017, respectively. There are two separate payment rates for routine care: payments for the first 60 days of care and care beyond 60 days. In addition to the two routine rates, we may also receive a service intensity add-on (“SIA”). The SIA is based on visits made in the last seven days of life by a registered nurse (“RN”) or medical social worker (“MSW”) for patients in a routine level of care.
The performance obligation is the delivery of hospice services to the patient, as determined by a physician, each day the patient is on hospice care.
We make adjustments to Medicare revenue for non-contractual revenue adjustments, which include our inability to obtain appropriate billing documentation or acceptable authorizations and other reasons unrelated to credit risk. We estimate the impact of these non-contractual revenue adjustments based on our historical experience, which primarily includes a historical collection rate of over 99% on Medicare claims, and record it during the period services are rendered.
Additionally, our hospice service revenue is subject to certain limitations on payments from Medicare which are considered variable consideration. We are subject to an inpatient cap limit and an overall Medicare payment cap for each provider number. We monitor these caps on a provider-by-provider basis and estimate amounts due back to Medicare if we estimate a cap has been exceeded. We record these adjustments as a reduction to revenue and an increase in accrued expenses within our consolidated balance sheet. Beginning for the cap year ending October 31, 2017, providers are required to self-report and pay their estimated cap liability by February 28th of the following year. As of December 31, 2019, we have settled our Medicare hospice reimbursements for all fiscal years through October 31, 2012. As of December 31, 2019, we have recorded $5.7 million in accrued expenses for estimated amounts due back to Medicare for the Federal cap years ended October 31, 2013 through September 30, 2020; approximately $1.9 million of this amount is related to the cap liability acquired as part of the CCH acquisition. As of December 31, 2018, we had recorded $1.7 million for estimated amounts due back to Medicare in accrued expenses for the Federal cap years ended October 31, 2013 through September 30, 2019.
Hospice Non-Medicare Revenue
Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to our established rates or estimated per day rates, as applicable. Contractual revenue adjustments are recorded for the difference between our standard rates and the contractual rates to be realized from patients, third party payors and others for services provided and are deducted from gross revenue to determine our net service revenue. We also make non-contractual revenue adjustments to non-Medicare revenue based on historical experience, to reflect the estimated transaction price.
Personal Care Revenue Recognition
Personal Care Revenue
We generate net service revenues by providing our services directly to patients based on authorized hours, visits or units determined by the relevant agency, at a rate that is either contractual or fixed by legislation. Net service revenue is recognized at the time services are rendered based on gross charges for the services provided, reduced by estimates for contractual and non-contractual revenue adjustments. We receive payment for providing such services from payors, including state and local governmental agencies, managed care organizations, commercial insurers and private consumers. Payors include the following elder service agencies: Aging Services Access Points (ASAPs), Senior Care Options (SCOs), Program of All-Inclusive Care for the Elderly (PACE) and the Veterans Administration (VA).

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
Generally Accepted Accounting Principles ("GAAP") allows for impairment testing to be done on either a quantitative or qualitative basis. During 2019, we utilized a qualitative analysis for our annual impairment test and determined that there were no triggering events that would indicate that it is "more likely than not" that the carrying values of our reporting units are higher than their respective fair values. As a result, we did not record any goodwill impairment charges and none of the goodwill associated with our various reporting units was considered at risk of impairment as of October 31, 2019. Since the date of our last annual goodwill impairment test, there have been no material developments, events, changes in operating performance or other circumstances that would cause management to believe it is more likely than not that the fair value of any of our reporting units would be less than their carrying amounts.
Intangible assets consist of certificates of need, licenses, acquired names and non-compete agreements. We amortize non-compete agreements and acquired names that we do not intend to use in the future on a straight-line basis over their estimated useful lives, which is generally two to three years for non-compete agreements and up to five years for acquired names. Our indefinite-lived intangible assets are reviewed for impairment annually or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the intangible asset below its carrying amount. During 2019, we performed a qualitative assessment to determine if any of our indefinite-lived intangible assets were impaired; as a result of this analysis, we wrote off approximately $1.5 million of acquired names during the three-month period ended December 31, 2019. There have been no material developments, events, changes in operating performance or other circumstances that would cause management to believe it is more likely than not that the fair value of any of our remaining intangible assets would be less than their carrying amounts.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from fluctuations in interest rates. Our Term Loan and Revolving Credit Facility carry a floating interest rate which is tied to the Eurodollar rate (i.e. LIBOR) and the Prime Rate and therefore, our consolidated statements of operations and our consolidated statements of cash flows are exposed to changes in interest rates. As of December 31, 2019, the total amount of outstanding debt subject to interest rate fluctuations was $241.7 million. A 1.0% interest rate change would cause interest expense to change by approximately $2.4 million annually, assuming the Company makes no principal repayments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Amedisys, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Amedisys, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 19, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019 due to the adoption of Accounting Standards Update (ASU) 2016-02, Leases (Topic 842); ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU 2018-10, Codification Improvements to Topic 842, Leases; and ASU 2018-11, Targeted Improvements (collectively, Topic 842).
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Acquisition of Compassionate Care Hospice - Valuation of certain intangible assets
As discussed in Notes 2 and 3 to the consolidated financial statements, the Company accounts for acquisitions using the acquisition method of accounting. Assets acquired are measured at fair value on the acquisition date using various valuation methods. The Company acquired Compassionate Care Hospice (CCH) for the purchase price of $327.9 million, net of cash acquired of $6.7 million, on February 1, 2019. Intangible assets acquired in connection with this transaction include Medicare licenses, certificates of need, trade name and non-compete agreements.
We identified the valuation of certain intangible assets, which consist of Medicare licenses, trade name, and non-compete agreements, acquired in the CCH transaction as a critical audit matter. Subjective auditor judgment was required to evaluate the identification of intangible assets acquired, valuation methodologies, and significant assumptions used in the valuation of these certain intangible assets. Specifically, the significant assumptions include projected revenue growth rates, projected earnings before interest, taxes, depreciation and amortization (EBITDA), and the discount rate. These assumptions relate to the future performance of the acquired business and changes to these assumptions could have a significant effect on the Company’s estimate of fair value of the intangible assets.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s acquisition accounting process, including controls over the identification of intangible assets acquired, assessment of the valuation methodologies, and the development of the significant assumptions used in the valuation of the intangible assets. We read the purchase agreement to identify the significant terms, conditions, and intangible assets acquired. We evaluated the Company’s projected revenue growth rates and projected EBITDA by comparing such assumptions to those of CCH’s peers and to industry reports. Additionally, we compared the Company’s projected revenue growth rates and projected EBITDA to CCH’s and the Company’s historical actual results. We involved valuation professionals with specialized skills and knowledge, who assisted in:

•	Evaluating the Company’s identification of intangible assets acquired;

•	Assessing the valuation methodologies used by the Company in the valuation analysis; and

•
Evaluating the weighted average cost of capital (WACC), which was used by the Company to determine the discount rate, by comparing the Company's inputs to the WACC to publicly available data for comparable entities and assessing the resulting WACC.

Revenue recognition - Evaluation of the non-contractual revenue adjustment estimates for Home Health and Hospice
As discussed in Note 2 to the consolidated financial statements, the Company determines the transaction price based on gross charges for services provided, reduced by contractual revenue adjustments and an estimate for non-contractual revenue adjustments. Non-contractual revenue adjustments are recorded for self-pay, uninsured patients, and other payors by major payor class based on historical collection experience, evaluated for current economic conditions. Adjustments resulting from payment reviews and adjustments arising from the inability to obtain applicable billing documentation, authorizations or face-to-face documentation are factors that are relevant to the estimate of ultimate collection. The non-contractual revenue adjustments represent the difference between amounts billed and amounts the Company expects to collect based on its collection history with similar payors.
We identified the evaluation of the non-contractual revenue adjustment estimates noted above for Home Health and Hospice as a critical audit matter. Subjective and complex auditor judgment was required to evaluate the method and historical collection experience used by the Company when developing the non-contractual revenue adjustment estimate. Specifically, the significant judgments relate to evaluating the relevance and reliability of historical collection experience to the determination of the estimate, include evaluation of current conditions, trends, and other factors.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls related to the Company’s revenue process, including controls over the method and significant judgments for estimating non-contractual revenue adjustments noted above. We assessed the outcome of the estimation of non-contractual revenue adjustments in the prior period consolidated financial statements to identify circumstances or conditions that are relevant to the determination of the current year estimate. We also evaluated current conditions, trends, and other factors relevant to the estimation of ultimate collection to assess the current year methodology and relevance of historical collection experience in determining the current year estimate.

/s/ KPMG LLP
We have served as the Company's auditor since 2002.
Baton Rouge, Louisiana
February 19, 2020

AMEDISYS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	As of December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$30,294	$20,229
Restricted cash	66,196	—
Patient accounts receivable	237,596	188,972
Prepaid expenses	8,243	7,568
Other current assets	8,225	7,349
Total current assets	350,554	224,118
Property and equipment, net of accumulated depreciation of $96,137 and $95,472	28,113	29,449
Operating lease right of use assets	84,791	—
Goodwill	658,500	329,480
Intangible assets, net of accumulated amortization of $7,044 and $693	64,748	44,132
Deferred income taxes	21,427	35,794
Other assets	54,612	54,145
Total assets	$1,262,745	$717,118
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$31,259	$28,531
Payroll and employee benefits	120,877	92,858
Accrued expenses	137,111	99,475
Current portion of long-term obligations	9,927	1,612
Current portion of operating lease liabilities	27,769	—
Total current liabilities	326,943	222,476
Long-term obligations, less current portion	232,256	5,775
Operating lease liabilities, less current portion	56,128	—
Other long-term obligations	5,905	6,234
Total liabilities	621,232	234,485
Commitments and Contingencies – Note 10
Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized; 36,638,021 and 36,252,280 shares issued; and 32,284,051 and 31,973,505 shares outstanding	37	36
Additional paid-in capital	645,256	603,666
Treasury stock at cost 4,353,970 and 4,278,775 shares of common stock	(251,241)	(241,685)
Accumulated other comprehensive income	15	15
Retained earnings	246,383	119,550
Total Amedisys, Inc. stockholders’ equity	640,450	481,582
Noncontrolling interests	1,063	1,051
Total equity	641,513	482,633
Total liabilities and equity	$1,262,745	$717,118
The accompanying notes are an integral part of these consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	For the Years Ended December 31,
	2019	2018	2017
Net service revenue	$1,955,633	$1,662,578	$1,511,272
Cost of service, excluding depreciation and amortization	1,150,337	992,863	903,377
General and administrative expenses:
Salaries and benefits	394,452	316,522	305,938
Non-cash compensation	25,040	17,887	16,295
Other	188,434	166,897	159,980
Depreciation and amortization	18,428	13,261	17,123
Asset impairment charge	1,470	—	1,323
Securities Class Action Lawsuit settlement, net	—	—	28,712
Operating expenses	1,778,161	1,507,430	1,432,748
Operating income	177,472	155,148	78,524
Other income (expense):
Interest income	78	278	158
Interest expense	(14,515)	(7,370)	(5,031)
Equity in earnings from equity method investments	5,338	7,692	3,381
Miscellaneous, net	2,037	3,240	3,769
Total other (expense) income, net	(7,062)	3,840	2,277
Income before income taxes	170,410	158,988	80,801
Income tax expense	(42,503)	(38,859)	(50,118)
Net income	127,907	120,129	30,683
Net income attributable to noncontrolling interests	(1,074)	(783)	(382)
Net income attributable to Amedisys, Inc.	$126,833	$119,346	$30,301
Basic earnings per common share:
Net income attributable to Amedisys, Inc. common stockholders	$3.95	$3.64	$0.90
Weighted average shares outstanding	32,142	32,791	33,704
Diluted earnings per common share:
Net income attributable to Amedisys, Inc. common stockholders	$3.84	$3.55	$0.88
Weighted average shares outstanding	32,990	33,609	34,304
The accompanying notes are an integral part of these consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	For the Years Ended December 31,
	2019	2018	2017
Net income	$127,907	$120,129	$30,683
Other comprehensive income	—	—	—
Comprehensive income	127,907	120,129	30,683
Comprehensive income attributable to non-controlling interests	(1,074)	(783)	(382)
Comprehensive income attributable to Amedisys, Inc.	$126,833	$119,346	$30,301
The accompanying notes are an integral part of these consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except common stock shares)

	Total	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Noncontrolling Interests
		Shares	Amount
Balance, December 31, 2016	$461,142	35,253,577	$35	$537,472	$(46,774)	$15	$(30,545)	$939
Issuance of stock – employee stock purchase plan	2,382	53,848	—	2,382	—	—	—	—
Issuance of stock – 401(k) plan	8,223	156,487	—	8,223	—	—	—	—
Issuance/(cancellation) of non-vested stock	—	139,016	—	—	—	—	—	—
Exercise of stock options	4,554	144,206	—	4,554	—	—	—	—
Non-cash compensation	16,295	—	—	16,295	—	—	—	—
Tax benefit from stock options exercised and restricted stock vesting	448	—	—	—	—	—	448	—
Surrendered shares	(6,939)	—	—	—	(6,939)	—	—	—
Noncontrolling interest distribution	(216)	—	—	—	—	—	—	(216)
Assets contributed to equity investment	(146)	—	—	(146)	—	—	—	—
Net income	30,683	—	—	—	—	—	30,301	382
Balance, December 31, 2017	516,426	35,747,134	35	568,780	(53,713)	15	204	1,105
Issuance of stock – employee stock purchase plan	2,429	38,961	—	2,429	—	—	—	—
Issuance of stock – 401(k) plan	9,232	129,451	—	9,232	—	—	—	—
Issuance/(cancellation) of non-vested stock	—	174,044	1	(1)	—	—	—	—
Exercise of stock options	5,953	162,690	—	5,953	—	—	—	—
Non-cash compensation	17,887	—	—	17,887	—	—	—	—
Surrendered shares	(6,570)	—	—	—	(6,570)	—	—	—
Shares repurchased	(181,402)	—	—	—	(181,402)	—	—	—
Noncontrolling interest distribution	(1,090)	—	—	—	—	—	—	(1,090)
Repurchase of noncontrolling interest	(361)	—	—	(614)	—	—	—	253
Net income	120,129	—	—	—	—	—	119,346	783
Balance, December 31, 2018	482,633	36,252,280	36	603,666	(241,685)	15	119,550	1,051
Issuance of stock – employee stock purchase plan	3,187	30,483	—	3,187	—	—	—	—
Issuance of stock – 401(k) plan	9,753	79,056	—	9,753	—	—	—	—
Issuance/(cancellation) of non-vested stock	—	189,134	1	(1)	—	—	—	—
Exercise of stock options	3,611	87,068	—	3,611	—	—	—	—
Non-cash compensation	25,040	—	—	25,040	—	—	—	—
Surrendered shares	(9,556)	—	—	—	(9,556)	—	—	—
Noncontrolling interest distribution	(1,062)	—	—	—	—	—	—	(1,062)
Net income	127,907	—	—	—	—	—	126,833	1,074
Balance, December 31, 2019	$641,513	36,638,021	$37	$645,256	$(251,241)	$15	$246,383	$1,063
The accompanying notes are an integral part of these consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the Years Ended December 31,
	2019	2018	2017
Cash Flows from Operating Activities:
Net income	$127,907	$120,129	$30,683
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,428	13,261	17,123
Non-cash compensation	25,040	17,887	16,295
401(k) employer match	10,509	8,976	8,754
Amortization and impairment of operating lease right of use assets	35,905	—	—
Loss on disposal of property and equipment	141	714	—
Deferred income taxes	13,466	20,271	52,178
Equity in earnings from equity method investments	(5,338)	(7,692)	(3,381)
Amortization of deferred debt issuance costs/debt discount	873	797	735
Return on equity investment	4,955	6,158	5,321
Asset impairment charge	1,470	—	1,323
Changes in operating assets and liabilities, net of impact of acquisitions:
Patient accounts receivable	(24,146)	12,224	(34,672)
Other current assets	(2,682)	8,679	(4,940)
Other assets	832	2,947	(12,749)
Accounts payable	(11,329)	3,165	(2,843)
Accrued expenses	42,096	13,524	31,843
Other long-term obligations	(329)	2,443	61
Operating lease liabilities	(32,295)	—	—
Operating lease right of use assets	(3,503)	—	—
Net cash provided by operating activities	202,000	223,483	105,731
Cash Flows from Investing Activities:
Proceeds from sale of deferred compensation plan assets	448	715	622
Proceeds from the sale of property and equipment	162	54	249
Purchases of property and equipment	(7,888)	(6,558)	(10,707)
Investments in equity method investees	(210)	(7,144)	(476)
Acquisitions of businesses, net of cash acquired	(345,460)	(9,260)	(33,715)
Net cash used in investing activities	(352,948)	(22,193)	(44,027)
Cash Flows from Financing Activities:
Proceeds from issuance of stock upon exercise of stock options	3,611	5,953	4,554
Proceeds from issuance of stock to employee stock purchase plan	3,187	2,429	2,382
Shares withheld upon stock vesting	(9,556)	(6,570)	(6,939)
Non-controlling interest distribution	(1,062)	(1,090)	(216)
Proceeds from borrowings under term loan	175,000	—	—
Proceeds from borrowings under revolving line of credit	262,500	138,000	—
Repayments of borrowings under revolving line of credit	(200,000)	(130,500)	—
Principal payments of long-term obligations	(5,624)	(91,450)	(5,319)
Debt issuance costs	(847)	(2,433)	—
Purchase of company stock	—	(181,402)	—
Repurchase of noncontrolling interest	—	(361)	—
Net cash provided by (used in) financing activities	227,209	(267,424)	(5,538)
Net increase (decrease) in cash, cash equivalents and restricted cash	76,261	(66,134)	56,166
Cash, cash equivalents and restricted cash at beginning of period	20,229	86,363	30,197
Cash, cash equivalents and restricted cash at end of period	$96,490	$20,229	$86,363
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$9,628	$3,522	$2,697
Cash paid for income taxes, net of refunds received	$29,522	$14,278	$315
Supplemental Disclosures of Non-Cash Financing Activities:
Note payable issued for software licenses	$—	$418	$—
The accompanying notes are an integral part of these consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

1. NATURE OF OPERATIONS, CONSOLIDATION AND PRESENTATION OF FINANCIAL STATEMENTS
Amedisys, Inc., a Delaware corporation (together with its consolidated subsidiaries, referred to herein as “Amedisys,” “we,” “us,” or “our”), is a multi-state provider of home health, hospice and personal care services with approximately 74%, 73% and 76% of our revenue derived from Medicare for 2019, 2018 and 2017, respectively. As of December 31, 2019, we owned and operated 321 Medicare-certified home health care centers, 138 Medicare-certified hospice care centers and 12 personal-care care centers in 38 states within the United States and the District of Columbia.
Recently Adopted Accounting Pronouncements
On January 1, 2019, the Company adopted Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842); ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU 2018-10, Codification Improvements to Topic 842, Leases; and ASU 2018-11, Targeted Improvements (collectively, "Topic 842") using a modified retrospective transition approach, which requires the new standards to be applied to all leases existing at the date of initial application. Under Topic 842, lessees are required to recognize a lease liability and right-of-use asset ("ROU asset") for all leases with a term greater than twelve months and to disclose key information about leasing arrangements. Additionally, leases will be classified as either financing or operating; the classification will determine the pattern of expense recognition and classification within the statement of operations. We are using the standards' effective date as our date of initial application. Consequently, our financial information was not updated and the disclosures required under the new standard are not provided for dates and periods prior to January 1, 2019. The new standard provides several optional practical expedients that can be adopted at transition. We have elected the "package of practical expedients," which allows us to not reassess our prior conclusions regarding lease identification, lease classification and initial direct costs. We did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us. The most significant effects related to this adoption relate to (1) the recognition of new ROU assets and lease liabilities on our balance sheet for our real estate and fleet operating leases; and (2) significant new disclosures about our leasing activities. Upon adoption, we recognized approximately $80 million in operating leases liabilities with corresponding ROU assets of approximately the same amount. The new standard also provides practical expedients for an entity’s ongoing accounting. We have elected the practical expedient that allows us to not separate lease and non-lease components for all of our leases. We are applying the short-term lease recognition exemption to certain information technology leases; therefore, we have not recognized ROU assets and lease liabilities for these leases.
In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployees Share-Based Payment Accounting which expands the scope of Topic 718 to include share-based payments issued to nonemployees for goods or services. Our adoption of this standard on January 1, 2019 did not have an effect on our consolidated financial statements.
On January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (collectively, "ASC 606"), the new accounting standards issued by the Financial Accounting Standards Board ("FASB") on revenue recognition, using the full retrospective method. ASC 606 outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers. The standards supersede existing revenue recognition requirements and eliminate most industry-specific guidance from U.S. Generally Accepted Accounting Principles ("U.S. GAAP"). The core principle of the revenue recognition standard is to require an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. As a result of the Company's adoption of ASC 606, the revenue and related estimated uncollectible amounts owed to us by non-Medicare payors that were historically classified as provision for doubtful accounts are now considered a revenue adjustment in determining net service revenue. Accordingly, the Company reports estimated uncollectible balances due from third-party payors and uncollectible balances associated with patient responsibility as a reduction of the transaction price and therefore, as a reduction in net service revenue (or as it relates to Hospice room and board, an increase in cost of service, excluding depreciation and amortization) when historically these amounts were classified as provision for doubtful accounts within operating expenses within our consolidated statements of operations. In addition, the adoption of ASC 606 resulted in increased disclosure, including qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.
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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

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
In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvement to Employee Share-Based Payment Accounting, which simplified the accounting for share-based payment award transactions, including income tax consequences, classification of awards as either equity or liability and classification within the statement of cash flows. The ASU was effective for annual and interim periods beginning after December 15, 2016. We adopted this ASU effective January 1, 2017, and as a result, we recorded a $0.4 million increase to our non-current deferred tax asset and retained earnings for tax benefits that were not previously recognized under the prior rules. Additionally, on a prospective basis, we recorded excess tax benefits totaling $3.2 million as a discrete item in our income tax provision within our consolidated statements of operations for the year ended December 31, 2017. Historically, these amounts were recorded as additional paid-in capital in our consolidated balance sheet. We also elected to prospectively apply the change to the presentation of cash payments made to taxing authorities on the employees' behalf for shares withheld upon stock vesting within our consolidated statement of cash flows and to continue our current policy of estimating forfeitures of stock-based compensation awards at grant date and revising in subsequent periods to reflect actual forfeitures.
Recently Issued Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and improves consistent application by clarifying and amending existing guidance. The ASU is effective for annual and interim periods beginning after December 15, 2020. Early adoption is permitted. While the Company does not expect a material impact upon adoption of ASU 2019-12, we are still evaluating the effect the standard will have on our consolidated financial statements and related disclosures and ongoing financial reporting.
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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

We account for investments in entities in which we have the ability to exercise significant influence under the equity method if we hold 50% or less of the voting stock and the entity is not a variable interest entity in which we are the primary beneficiary. During 2018, we made a $7.0 million investment in a healthcare analytics company; this investment is accounted for under the equity method. The book value of investments that we account for under the equity method of accounting totaled $35.7 million and $35.1 million as of December 31, 2019 and 2018, respectively, and is reflected in other assets within our consolidated balance sheets.

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
We determine the transaction price based on gross charges for services provided, reduced by estimates for contractual and non-contractual revenue adjustments. Contractual revenue adjustments include adjustments provided to patients and third-party payors based on contracted rates. Non-contractual revenue adjustments include discounts provided to self-pay, uninsured patients or other payors, adjustments resulting from payment reviews and adjustments arising from our inability to obtain appropriate billing documentation, authorizations or face-to-face documentation. Subsequent changes to the estimate of the transaction price are recorded as adjustments to net service revenue in the period of change.
Contractual revenue adjustments are recorded for the difference between our standard rates and the contracted rates to be realized from patients, third party payors and others for services provided. Non-contractual revenue adjustments are recorded for self-pay, uninsured patients and other payors by major payor class based on our historical collection experience, aged accounts receivable by payor and current economic conditions. The non-contractual revenue adjustments represent the difference between amounts billed and amounts we expect to collect based on our collection history with similar payors. The Company assesses its ability to collect for the healthcare services provided at the time of patient admission based on the Company's verification of the patient's insurance coverage under Medicare, Medicaid, and other commercial or managed care insurance programs. Medicare represents approximately 74% of the Company's consolidated net service revenue.
Amounts due from third-party payors, primarily commercial health insurers and government programs (Medicare and Medicaid), include variable consideration for retroactive revenue adjustments due to settlements of audits and payment reviews. We determine our estimates for non-contractual revenue adjustments related to payment reviews based on our historical experience and success rates in the claim appeals and adjudication process.
We determine our estimates for non-contractual revenue adjustments related to our inability to obtain appropriate billing documentation, authorizations, or face-to-face documentation based on our historical experience, which primarily includes a historical collection rate of over 99% on Medicare claims. Revenue is recorded at amounts we estimate to be realizable for services provided.
Revenue by payor class as a percentage of total net service revenue is as follows:

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

	As of December 31,
	2019	2018	2017
Home Health:
Medicare	44%	50%	53%
Non-Medicare - Episodic-based	9%	9%	8%
Non-Medicare - Non-episodic based	12%	12%	11%
Hospice (1):
Medicare	30%	23%	23%
Non-Medicare	1%	1%	1%
Personal Care	4%	5%	4%
	100%	100%	100%

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
The base episode payment can be adjusted based on each patient's health including clinical condition, functional abilities and service needs, as well as for the applicable geographic wage index, low utilization, patient transfers and other factors. The services covered by the episode payment include all disciplines of care in addition to medical supplies. Medicare can also make various adjustments to payments received if we are unable to produce appropriate billing documentation or acceptable authorizations. We estimate the impact of such adjustments based on our historical experience, which primarily includes a historical collection rate of over 99% on Medicare claims, and record this estimate during the period in which services are rendered as a reduction to revenue and a corresponding reduction to patient accounts receivable.
A portion of reimbursement from each Medicare episode is billed near the start of each episode, and cash is typically received before all services are rendered. The amount of revenue recognized for episodes of care which are incomplete at period end is based on the company's average percentage of days complete on episodes as of the end of the year. As of December 31, 2019, the difference between the cash received from Medicare for a request for anticipated payment (“RAP”) on episodes in progress and the associated estimated revenue was recorded to accrued expenses within our consolidated balance sheets.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Non-Medicare Revenue
Episodic-based Revenue. We recognize revenue in a similar manner as we recognize Medicare revenue for episodic-based rates that are paid by other insurance carriers, including Medicare Advantage programs; however, these rates can vary based upon the negotiated terms which generally range from 90% to 100% of Medicare rates.
Non-episodic based Revenue. Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to our established or estimated per-visit rates. Contractual revenue adjustments are recorded for the difference between our standard rates and the contracted rates to be realized from patients, third parties and others for services provided and are deducted from gross revenue to determine net service revenue. We also make non-contractual revenue adjustments to non-episodic revenue based on historical experience, to reflect the estimated transaction price. We receive a minimal amount of our net service revenue from patients who are either self-insured or are obligated for an insurance co-payment.
Hospice Revenue Recognition
Hospice Medicare Revenue
Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the estimated payment rates. The estimated payment rates are predetermined daily or hourly rates for each of the four levels of care we deliver. The four levels of care are routine care, general inpatient care, continuous home care and respite care. Routine care accounted for 99%, 97% and 97% of our total net Medicare hospice service revenue for each of 2019, 2018 and 2017, respectively. There are two separate payment rates for routine care: payments for the first 60 days of care and care beyond 60 days. In addition to the two routine rates, we may also receive a service intensity add-on (“SIA”). The SIA is based on visits made in the last seven days of life by a registered nurse (“RN”) or medical social worker (“MSW”) for patients in a routine level of care.
The performance obligation is the delivery of hospice services to the patient, as determined by a physician, each day the patient is on hospice care.
We make adjustments to Medicare revenue for non-contractual revenue adjustments, which include our inability to obtain appropriate billing documentation or acceptable authorizations and other reasons unrelated to credit risk. We estimate the impact of these non-contractual revenue adjustments based on our historical experience, which primarily includes a historical collection rate of over 99% on Medicare claims, and record it during the period services are rendered.
Additionally, our hospice service revenue is subject to certain limitations on payments from Medicare which are considered variable consideration. We are subject to an inpatient cap limit and an overall Medicare payment cap for each provider number. We monitor these caps on a provider-by-provider basis and estimate amounts due back to Medicare if we estimate a cap has been exceeded. We record these adjustments as a reduction to revenue and an increase in accrued expenses within our consolidated balance sheet. Beginning for the cap year ending October 31, 2017, providers are required to self-report and pay their estimated cap liability by February 28th of the following year. As of December 31, 2019, we have settled our Medicare hospice reimbursements for all fiscal years through October 31, 2012. As of December 31, 2019, we have recorded $5.7 million for estimated amounts due back to Medicare in accrued expenses for the Federal cap years ended October 31, 2013 through September 30, 2020; approximately $1.9 million of this amount is related to the cap liability acquired as part of the Compassionate Care Hospice ("CCH") acquisition. As of December 31, 2018, we had recorded $1.7 million for estimated amounts due back to Medicare in accrued expenses for the Federal cap years ended October 31, 2013 through September 30, 2019.
Hospice Non-Medicare Revenue
Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to our established rates or estimated per day rates, as applicable. Contractual revenue adjustments are recorded for the difference between our standard rates and the contractual rates to be realized from patients, third party payors and others for services provided and are deducted from gross revenue to determine our net service revenue. We also make non-contractual adjustments to non-Medicare revenue based on historical experience, to reflect the estimated transaction price.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Personal Care Revenue Recognition
Personal Care Revenue
We generate net service revenues by providing our services directly to patients based on authorized hours, visits or units determined by the relevant agency, at a rate that is either contractual or fixed by legislation. Net service revenue is recognized at the time services are rendered based on gross charges for the services provided, reduced by estimates for contractual and non-contractual revenue adjustments. We receive payment for providing such services from payors, including state and local governmental agencies, managed care organizations, commercial insurers and private consumers. Payors include the following elder service agencies: Aging Services Access Points (ASAPs), Senior Care Options (SCOs), Program of All-Inclusive Care for the Elderly (PACE) and the Veterans Administration (VA).
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include certificates of deposit and all highly liquid debt instruments with maturities of three months or less when purchased. Restricted cash includes cash that is not available for ordinary business use. As of December 31, 2019, we had $66.2 million of restricted cash that was placed into an escrow account to fund the acquisition of Asana Hospice on January 1, 2020.
The following table summarizes the balances related to our cash, cash equivalents and restricted cash for 2019 and 2018 (amounts in millions):

	As of December 31,
	2019	2018
Cash and cash equivalents	$30.3	$20.2
Restricted cash	66.2	—
Cash, cash equivalents and restricted cash	$96.5	$20.2

Patient Accounts Receivable
We report accounts receivable from services rendered at their estimated transaction price, which includes contractual and non-contractual revenue adjustments based on the amounts expected to be due from payors. Our patient accounts receivable are uncollateralized and consist of amounts due from Medicare, Medicaid, other third-party payors and patients. As of December 31, 2019, there is only one payor, other than Medicare, that accounts for more than 10% of our total outstanding patient receivables (approximately 10.4%). Thus, we believe there are no other significant concentrations of receivables that would subject us to any significant credit risk in the collection of our patient accounts receivable. We write off accounts on a monthly basis once we have exhausted our collection efforts and deem an account to be uncollectible. We believe the collectibility risk associated with our Medicare accounts, which represent 58% and 56% of our net patient accounts receivable at December 31, 2019 and December 31, 2018, respectively, is limited due to our historical collection rate of over 99% from Medicare and the fact that Medicare is a U.S. government payor.
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
Medicare Hospice

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

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
We generally provide for depreciation over the following estimated useful service lives.

Years
Building	39
Leasehold improvements	Lesser of lease term or expected useful life
Equipment and furniture	3 to 7
Vehicles	5
Computer software	2 to 7
Finance leases	3

During 2018, we reviewed the balances of our property and equipment and as a result, eliminated those asset balances and related accumulated depreciation for which the asset was no longer in service.

The following table summarizes the balances related to our property and equipment for 2019 and 2018 (amounts in millions):

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

	As of December 31,
	2019	2018
Building and leasehold improvements	$8.7	$8.7
Equipment and furniture	55.6	53.4
Finance leases	5.2	2.9
Computer software	54.7	59.9
	124.2	124.9
Less: accumulated depreciation	(96.1)	(95.5)
	$28.1	$29.4

Depreciation expense for 2019, 2018 and 2017 was $11.6 million, $10.8 million and $14.4 million, respectively.
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
During 2019, we performed a qualitative assessment to determine if it is more likely than not that the fair value of the reporting units are less than their carrying values by evaluating relevant events and circumstances including financial performance, market conditions and share price. Based on this assessment, we did not record any goodwill impairment charges and none of the goodwill associated with our various reporting units was considered at risk of impairment as of October 31, 2019. Since the date of our last annual goodwill impairment test, there have been no material developments, events, changes in operating performance or other circumstances that would cause management to believe it is more likely than not that the fair value of any of our reporting units would be less than their carrying amounts.
Intangible assets consist of certificates of need, licenses, acquired names and non-compete agreements. We amortize non-compete agreements and acquired names that we do not intend to use in the future on a straight-line basis over their estimated useful lives, which is generally two to three years for non-compete agreements and up to five years for acquired names. Our indefinite-lived intangible assets are reviewed for impairment annually or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the intangible asset below its carrying amount. During 2019, we performed a qualitative assessment to determine if any of our indefinite-lived intangible assets were impaired; as a result of this analysis, we wrote off approximately $1.5 million of acquired names during the three-month period ended December 31, 2019. There have been no material developments, events, changes in operating performance or other circumstances that would cause management to believe it is more likely than not that the fair value of any of our remaining intangible assets would be less than their carrying amounts.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Debt Issuance Costs
During 2019, we recorded $0.8 million in deferred debt issuance costs as a reduction to long-term obligations, less current portion in our consolidated balance sheet in connection with our entry into the Amended Credit Agreement (See Note 7 - Long-Term Obligations). As of December 31, 2019 and 2018, we had unamortized debt issuance costs of $3.5 million recorded as a reduction to long-term obligations, less current portion in our accompanying consolidated balance sheets. We amortize deferred debt issuance costs related to our long-term obligations over the term of the obligation through interest expense, unless the debt is extinguished, in which case unamortized balances are immediately expensed. The unamortized debt issuance costs of $3.5 million at December 31, 2019 will be amortized over a weighted-average amortization period of 4.1 years.
Fair Value of Financial Instruments
The following details our financial instruments where the carrying value and the fair value differ (amounts in millions):

	Fair Value at Reporting Date Using
Financial Instrument	Carrying Value as of December 31, 2019	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term obligations	$242.3	$—	$240.8	$—

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
Income Taxes
We use the asset and liability approach for measuring deferred tax assets and liabilities based on temporary differences existing at each balance sheet date using currently enacted tax rates. Our deferred tax calculation requires us to make certain estimates about future operations. Deferred tax assets are reduced by a valuation allowance when we believe it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect of a change in tax rate is recognized as income or expense in the period that includes the enactment date. As of December 31, 2019 and 2018, our net deferred tax assets were $21.4 million and $35.8 million, respectively.
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
Share-Based Compensation
We record all share-based compensation as expense in the financial statements measured at the fair value of the award. We recognize compensation cost on a straight-line basis over the requisite service period for each separately vesting portion of the award. Upon adoption of ASU 2016-09 in 2017, we started recording the excess tax benefits related to stock option exercises as operating cash flows; these amounts were previously classified as financing cash flows. Share-based compensation expense for 2019, 2018 and 2017 was $25.0 million, $17.9 million and $16.3 million, respectively, and the total income tax benefit recognized for these expenses was $4.6 million, $4.3 million and $6.4 million, respectively.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

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

	For the Years Ended December 31,
	2019	2018	2017
Weighted average number of shares outstanding – basic	32,142	32,791	33,704
Effect of dilutive securities:
Stock options	545	502	281
Non-vested stock and stock units	303	316	319
Weighted average number of shares outstanding – diluted	32,990	33,609	34,304
Anti-dilutive securities	117	50	271

Advertising Costs
We expense advertising costs as incurred. Advertising expense for 2019, 2018 and 2017 was $8.5 million, $7.0 million and $6.5 million, respectively.

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
2019 Acquisitions
Hospice Division
On February 1, 2019, we acquired CCH, a national hospice care provider headquartered in New Jersey, for a purchase price of $327.9 million, net of cash acquired of $6.7 million.
The Company has finalized its valuation of the assets acquired and liabilities assumed. The total consideration of $327.9 million has been allocated to assets acquired and liabilities assumed as of the acquisition date as follows (amounts in millions):

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Amount
Patient accounts receivable	$24.5
Prepaid expenses	0.8
Other current assets	0.1
Property and equipment	0.2
Intangible assets	27.2
Operating lease right of use assets	3.4
Other assets	1.1
Total assets acquired	57.3
Accounts payable	(14.9)
Payroll and employee benefits	(11.7)
Accrued expenses	(11.7)
Deferred tax liability	(0.9)
Operating lease liabilities	(3.4)
Total liabilities acquired	(42.6)
Net identifiable assets acquired	14.7
Goodwill	313.2
Total estimated consideration	$327.9

Intangible assets acquired include licenses, certificates of need, acquired names and non-compete agreements. The acquired names and non-compete agreements will be amortized over a weighted-average period of 2.0 and 2.3 years, respectively.
CCH contributed approximately $167.4 million in net service revenue and an operating loss of $5.6 million (inclusive of acquisition and integration costs totaling $14.5 million) during the year ended December 31, 2019.
We expect $278.8 million of goodwill recorded for this acquisition to be deductible for income tax purposes over approximately 15 years.
The following table contains unaudited pro forma condensed consolidated statement of operations information for the years ended December 31, 2019 and 2018 assuming that the CCH acquisition closed on January 1, 2018 (amounts in millions, except per share data):

	For the Year Ended December 31,
	2019	2018
Net service revenue	$1,971.7	$1,852.8
Operating income	183.8	175.7
Net income attributable to Amedisys, Inc.	130.5	124.6
Basic earnings per share	4.06	3.80
Diluted earnings per share	$3.96	$3.71

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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

On April 1, 2019, we acquired RoseRock Healthcare ("RoseRock"), an Oklahoma based hospice provider, for a purchase price of $17.5 million. The purchase price was paid with cash on hand on the date of the transaction. Based on the Company's preliminary valuation, we have recorded goodwill ($15.8 million) and other intangibles including acquired names ($1.0 million) and non-compete agreements ($0.7 million). The acquired names and non-compete agreement will each be amortized over a weighted-average period of 3.0 years. RoseRock contributed approximately $6.8 million in net service revenue and $0.8 million in operating income for the year ended December 31, 2019. We expect the entire amount of goodwill recorded for this acquisition to be deductible for income tax purposes over approximately 15 years.
2018 Acquisitions
Home Health Division
On March 1, 2018, we acquired the assets of Christian Care at Home which provided home health services to the state of Kentucky for a total purchase price of $2.3 million. The purchase price was paid with cash on hand on the date of the transaction. We recorded goodwill ($2.1 million) and other intangibles - certificate of need ($0.2 million) in connection with the acquisition. We expect the entire amount of goodwill recorded for this acquisition to be deductible for income tax purposes over approximately 15 years.
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

4. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
During 2019, 2018 and 2017, we did not record any goodwill impairment charges as a result of our annual impairment test and none of the goodwill associated with our various reporting units was considered at risk of impairment as of October 31st of each respective year (the date of our annual goodwill impairment test). Since the date of our last annual goodwill impairment test, there have been no material developments, events, changes in operating performance or other circumstances that would cause management to believe it is more likely than not that the fair value of any of our reporting units would be less than their carrying amounts.
The following table summarizes the activity related to our goodwill for 2019 and 2018 (amounts in millions):

	Goodwill
	Home Health	Hospice	Personal Care	Total
Balances at December 31, 2017 (1)	$85.0	$199.3	$35.6	$319.9
Additions	2.1	—	7.5	9.6
Balances at December 31, 2018	87.1	199.3	43.1	329.5
Additions	—	329.0	—	329.0
Balances at December 31, 2019	$87.1	$528.3	$43.1	$658.5

(1)	Net of prior years' accumulated impairment losses of $733.7 million, which is inclusive of write-offs related to the sale and closure of care centers.
During 2017, we recorded a non-cash other intangible assets impairment charge of $1.3 million related to care centers that were closed or consolidated during 2017 as discussed in Note 13 - Exit and Restructuring Activities. During 2019, we recorded a non-cash other intangible assets impairment charge of $1.5 million related to acquired names which are no longer in use or are associated with care centers that were closed.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

The following table summarizes the activity related to our other intangible assets, net for 2019 and 2018 (amounts in millions):

	Other Intangible Assets, Net
	Certificates of Need and Licenses	Acquired Names -Unamortizable	Acquired Names -Amortizable (3)	Non-Compete Agreements (3)	Total
Balances at December 31, 2017 (2)	$23.7	$19.6	$—	$2.8	$46.1
Additions	0.2	—	—	0.3	0.5
Amortization	—	—	—	(2.5)	(2.5)
Balances at December 31, 2018	23.9	19.6	—	0.6	44.1
Additions	13.7	—	10.0	5.2	28.9
Write-off (1)	—	(1.5)	—	—	(1.5)
Amortization	—	—	(4.4)	(2.4)	(6.8)
Balances at December 31, 2019	$37.6	$18.1	$5.6	$3.4	$64.7

(1)	Write-off of intangible assets related to our annual impairment analysis as discussed above.

(2)	Net of prior years' accumulated amortization of $5.0 million for non-compete agreements.

(3)	The weighted average remaining amortization period of our amortizable acquired names and non-compete agreements is 1.2 years and 1.5 years, respectively.

See Note 3 – Acquisitions for further details on additions to goodwill and other intangible assets, net.
The estimated aggregate amortization expense related to intangible assets for each of the five succeeding years is as follows (amounts in millions):

Intangible Asset Amortization
2020	$7.3
2021	1.5
2022	0.2
2023	—
2024	—
$9.0

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

5. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS
Additional information regarding certain balance sheet accounts is presented below (amounts in millions):

	As of December 31,
	2019	2018
Other current assets:
Payroll tax escrow	$1.5	$1.5
Income tax receivable	2.0	1.6
Due from joint ventures	2.0	1.9
Other	2.7	2.3
	$8.2	$7.3
Other assets:
Workers’ compensation deposits	$0.2	$0.4
Health insurance deposits	0.5	0.5
Other miscellaneous deposits	1.0	0.8
Indemnity receivable	13.6	14.2
Equity method investments	35.7	35.1
Other	3.6	3.1
	$54.6	$54.1
Accrued expenses:
Health insurance	$15.8	$12.4
Workers’ compensation	33.4	30.9
Florida ZPIC audit, gross liability	17.4	17.4
Legal settlements and other audits	19.0	13.0
Income tax payable	0.5	—
Charity care	2.7	1.7
Estimated Medicare cap liability	5.7	1.7
Hospice cost of revenue	24.4	9.9
Patient liability	9.4	6.3
Other	8.8	6.2
	$137.1	$99.5
Other long-term obligations:
Reserve for uncertain tax positions	$3.1	$2.9
Deferred compensation plan liability	1.0	1.3
Other	1.8	2.0
	$5.9	$6.2

6. LEASES
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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

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

The components of lease cost for the year ended December 31, 2019 are as follows (amounts in millions):

For the Year Ended December 31, 2019
Operating lease cost:
Operating lease cost	$35.0
Impairment of operating lease ROU assets	0.9
Total operating lease cost	35.9

Finance lease cost:
Amortization of ROU assets	1.7
Interest on lease liabilities	0.2
Total finance lease cost	1.9

Variable lease cost	2.6
Short-term lease cost	0.2

Total lease cost	$40.6

Amounts reported in the consolidated balance sheet as of December 31, 2019 for our operating leases are as follows (amounts in millions):

December 31, 2019
Operating lease ROU assets	$84.8

Current portion of operating lease liabilities	27.8
Operating lease liabilities, less current portion	56.1
Total operating lease liabilities	$83.9

Amounts reported in the consolidated balance sheet as of December 31, 2019 for finance leases are included in the table below. The finance lease ROU assets are recorded within property and equipment, net of accumulated depreciation within our consolidated balance sheet. The finance lease liabilities are recorded within current portion of long-term obligations and long-term obligations, less current portion within our consolidated balance sheet.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

December 31, 2019
Finance lease ROU assets	$5.2
Accumulated amortization	(1.8)
Finance lease ROU assets, net	3.4

Current installments of obligations under finance leases	1.7
Long-term portion of obligations under finance leases	1.7
Total finance lease liabilities	$3.4

Supplemental cash flow information and non-cash activity related to our leases are as follows (amounts in millions):

For the Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities and ROU assets:
Operating cash flow from operating leases	$(35.8)
Financing cash flow from finance leases	(1.7)

ROU assets obtained in exchange for lease obligations:
Operating leases	116.0
Finance leases	2.9

Reductions to ROU assets resulting from reductions to lease obligations:
Operating leases	(1.7)
Finance leases	—

Amounts disclosed for ROU assets obtained in exchange for lease obligations include amounts added to the carrying amount of ROU assets resulting from lease modifications and reassessments.

Weighted average remaining lease terms and discount rates for our leases as of December 31, 2019 are as follows:

Years
Weighted average remaining lease term:
Operating leases	3.9
Finance leases	2.1
Rate
Weighted average discount rate:
Operating leases	3.9%
Finance leases	5.3%

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Maturities of lease liabilities as of December 31, 2019 are as follows (amounts in millions):

	Operating Leases	Finance Leases
2020	$30.2	$1.9
2021	24.3	1.4
2022	15.0	0.3
2023	9.2	—
2024	5.0	—
Thereafter	7.0	—
Total undiscounted lease payments	90.7	3.6
Less: Imputed interest	(6.8)	(0.2)
Total lease liabilities	$83.9	$3.4

7. LONG-TERM OBLIGATIONS
Long-term debt consists of the following for the periods indicated (amounts in millions):

	As of December 31,
	2019	2018
$175.0 million Term Loan; interest rate at Base Rate plus Applicable Rate or Eurodollar Rate plus the Applicable Rate (3.3% at December 31, 2019); due February 4, 2024	$171.7	$—
$550.0 million Revolving Credit Facility; interest only payments; interest rate at Base Rate plus Applicable Rate or Eurodollar Rate plus the Applicable Rate (5.3% at December 31, 2019); due February 4, 2024	70.0	7.5
Promissory notes	0.6	1.1
Finance leases	3.4	2.3
Principal amount of long-term obligations	245.7	10.9
Deferred debt issuance costs	(3.5)	(3.5)
	242.2	7.4
Current portion of long-term obligations	(9.9)	(1.6)
Total	$232.3	$5.8

Maturities of debt as of December 31, 2019 are as follows (amounts in millions):

Long-term obligations
2020	$10.0
2021	10.1
2022	9.0
2023	82.0
2024	134.6
$245.7

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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

maturity of the Revolving Credit Facility is June 29, 2023 and there is no mandatory amortization on the outstanding principal balances which are payable in full upon maturity. The Revolving Credit Facility may be used to provide ongoing working capital and for general corporate purposes of the Company and our subsidiaries, including permitted acquisitions, as defined in the Credit Agreement.
First Amendment to Amended and Restated Credit Agreement
On February 4, 2019, we entered into the First Amendment to the Credit Agreement (as amended by the First Amendment, the “Amended Credit Agreement”). The Amended Credit Agreement provides for a senior secured credit facility in an initial aggregate principal amount of up to $725.0 million, which includes the $550.0 million Revolving Credit Facility under the Credit Agreement, and a term loan facility with a principal amount of up to $175.0 million (the “Term Loan Facility” and collectively with the Revolving Credit Facility, the “Credit Facility”), which was added by the First Amendment.
We borrowed the entire principal amount of the Term Loan Facility on February 4, 2019 in order to fund a portion of the purchase price of the CCH acquisition, with the remainder of the purchase price and associated transactional fees and expenses funded by proceeds from the Revolving Credit Facility.
The loans issued under the Credit Facility bear interest on a per annum basis, at our election, at either: (i) the Base Rate plus the Applicable Rate or (ii) the Eurodollar Rate plus the Applicable Rate. The “Base Rate” means a fluctuating rate per annum equal to the highest of (a) the federal funds rate plus 0.50% per annum, (b) the prime rate of interest established by the Administrative Agent, and (c) the Eurodollar Rate plus 1% per annum. The “Eurodollar Rate” means the quoted rate per annum equal to the London Interbank Offered Rate ("LIBOR") or a comparable successor rate approved by the Administrative Agent for an interest period of one, two, three or six months (as selected by us). The “Applicable Rate” is based on the consolidated leverage ratio and is presented in the table below. As of December 31, 2019, the Applicable Rate is 0.50% per annum for Base Rate Loans and 1.50% per annum for Eurodollar Rate Loans. We are also subject to a commitment fee and letter of credit fee under the terms of the Amended Credit Agreement, as presented in the table below.

Pricing Tier	Consolidated Leverage Ratio	Base Rate Loans	Eurodollar Rate Loans	Commitment Fee	Letter of Credit Fee
I	≥ 3.00 to 1.0	1.00%	2.00%	0.35%	1.75%
II	< 3.00 to 1.0 but ≥ 2.00 to 1.0	0.75%	1.75%	0.30%	1.50%
III	< 2.00 to 1.0 but ≥ 0.75 to 1.0	0.50%	1.50%	0.25%	1.25%
IV	< 0.75 to 1.0	0.25%	1.25%	0.20%	1.00%

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
The Amended Credit Agreement requires maintenance of two financial covenants: (i) a consolidated leverage ratio of funded indebtedness to Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), as defined in the Amended Credit Agreement, and (ii) a consolidated interest coverage ratio of EBITDA to cash interest charges, as defined in the Amended Credit Agreement. Each of these covenants is calculated over rolling four-quarter periods and also is subject to certain exceptions and baskets. The Amended Credit Agreement also contains customary covenants, including, but not limited to, restrictions on: incurrence of liens, incurrence of additional debt, sales of assets and other fundamental corporate changes, investments, and declarations of dividends. These covenants contain customary exclusions and baskets as detailed in the Amended Credit Agreement. In connection with our entry into the Amended Credit Agreement, we recorded $0.8 million in deferred debt issuance costs as long-term obligations, less current portion within our consolidated balance sheet during the year ended December 31, 2019.
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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Our weighted average interest rate for borrowings under our $175.0 million Term Loan Facility was 3.8% for the period February 4, 2019 to December 31, 2019. Our weighted average interest rate for borrowings under our $550.0 million Revolving Credit Facility was 4.0% for the period ended December 31, 2019 and 3.8% for the period June 29, 2018 to December 31, 2018.
As of December 31, 2019, our consolidated leverage ratio was 1.0, our consolidated interest coverage ratio was 17.2 and we are in compliance with our covenants under the Amended Credit Agreement. In the event we are not in compliance with our debt covenants in the future, we would pursue various alternatives in an attempt to successfully resolve the non-compliance, which might include, among other things, seeking debt covenant waivers or amendments.
As of December 31, 2019, our availability under our $550.0 million Revolving Credit Facility was $449.8 million as we have $70.0 million outstanding in borrowings and $30.2 million outstanding in letters of credit.
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
Promissory Notes
Our promissory notes outstanding of $0.6 million, issued in conjunction with acquisitions and software licenses, bear interest rates ranging from 4.3% to 7.0%.
Finance Leases
Our finance leases outstanding of $3.4 million relate to leased equipment and bear interest rates ranging from 5.2% to 14.3%.

8. INCOME TAXES
Income taxes attributable to continuing operations consist of the following (amounts in millions):

	For the Years Ended December 31,
	2019	2018	2017
Current income tax expense/(benefit):
Federal	$24.2	$16.4	$(2.0)
State and local	4.8	2.1	(0.1)
	29.0	18.5	(2.1)
Deferred income tax expense/(benefit):
Federal	9.5	14.5	51.2
State and local	4.0	5.8	1.0
	13.5	20.3	52.2
Income tax expense	$42.5	$38.8	$50.1
Total income tax expense for the years ended December 31, 2019, 2018 and 2017 was allocated as follows (amounts in millions):

	For the Years Ended December 31,
	2019	2018	2017
Income from continuing operations	$42.5	$38.8	$50.1
Interest expense	0.3	0.1	—
Stockholders’ equity	—	—	(0.3)
Goodwill	0.9	—	—
	$43.7	$38.9	$49.8

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

A reconciliation of significant differences between the reported amount of income tax expense and the expected amount of income tax expense that would result from applying the U.S. federal statutory income tax rate of 21% in 2019 and 2018 and 35% in 2017 to income before taxes is as follows:

	For the Years Ended December 31,
	2019	2018	2017
Income tax expense at U.S. federal statutory rate (1)	21.0%	21.0%	35.0%
State and local income taxes, net of federal income tax benefit	4.8	4.8	3.8
Excess tax benefits from share-based compensation	(1.9)	(1.6)	(3.5)
Tax rate change (2)	—	—	26.5
Other items, net (3)	1.0	0.2	0.2
Income tax expense	24.9%	24.4%	62.0%

(1)
On December 22, 2017, H.R. 1, originally known as the Tax Cuts and Jobs Act was enacted, which eliminated the progressive U.S. federal corporate tax rate structure with a maximum corporate tax rate of 35% and replaced it with a flat tax rate of 21%, effective January 1, 2018.

(2)
According to Accounting Standard Codification ("ASC") 740, Income Taxes, deferred tax assets and liabilities are remeasured to reflect the effects of enacted changes in tax rates at the date of enactment, even though the tax rate changes are not effective until a future period. The Company's remeasurement of its deferred tax assets and liabilities to reflect the enacted reduced tax rate, pursuant to the Tax Cuts and Jobs Act, resulted in a $21.4 million deferred income tax expense during 2017.

(3)	Includes various items such as non-deductible expenses, non-taxable income, tax credits, valuation allowance, uncertain tax positions and return-to-accrual adjustments.
As of December 31, 2019 and 2018, the Company had income taxes receivable of $2.0 million and $1.6 million, respectively, included in other current assets within our consolidated balance sheets.

Deferred tax assets (liabilities) consist of the following components (amounts in millions):

	As of December 31,
	2019	2018
Deferred tax assets:
Allowance for doubtful accounts	$—	$5.6
Accrued payroll & employee benefits	15.1	11.2
Workers’ compensation	9.0	8.3
Amortization of intangible assets	—	14.7
Share-based compensation	7.9	6.9
Compliance matters	4.8	2.2
Net operating loss carryforwards	3.7	5.9
Tax credit carryforwards	3.1	2.8
Other	0.8	0.7
Gross deferred tax assets	44.4	58.3
Less: valuation allowance	(0.4)	(0.7)
Net deferred tax assets	44.0	57.6
Deferred tax liabilities:
Property and equipment	(4.3)	(4.4)
Amortization of intangible assets	(0.3)	—
Deferred revenue	(13.5)	(13.5)
Investment in partnerships	(3.3)	(3.1)
Other liabilities	(1.2)	(0.8)
Gross deferred tax liabilities	(22.6)	(21.8)
Net deferred tax assets (liabilities)	$21.4	$35.8

The Company utilized its remaining U.S. federal net operating loss ("NOL") carryforwards, research and development tax credits and employment tax credits in 2018; however, as of December 31, 2019, the Company has $0.1 million of federal NOL carryforwards acquired from the acquisition of CCH.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

As of December 31, 2019, we have state NOL carryforwards of $73.9 million that are available to reduce future taxable income and $3.9 million of various state tax credits available to reduce future state income taxes. The state NOL and tax credit carryforwards expire at various times.
As of December 31, 2019 and 2018, the valuation allowance for deferred tax assets, which is primarily related to certain state NOLs and state tax credit carryforwards, was $0.4 million and $0.7 million, respectively. The net change in the total valuation allowance for the year ended December 31, 2019 was a decrease of $0.3 million; there was no change in the total valuation allowance for the year ended December 31, 2018.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those jurisdictions during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. In order to fully realize the deferred tax assets, the Company will need to generate future taxable income before the expiration of the carryforwards governed by the tax code. Based on the current level of pretax earnings, the Company will generate the minimum amount of future taxable income needed to support the realization of the deferred tax assets. As a result, as of December 31, 2019, management believes that it is more likely than not that we will realize the benefits of these deferred tax assets, net of the existing valuation allowances. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.
Uncertain Tax Positions
We account for uncertain tax positions in accordance with the authoritative guidance for uncertain tax positions. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (amounts in millions):

	For the Years Ended December 31,
	2019	2018	2017
Balance at beginning of period	$2.7	$2.7	$4.1
Additions for tax positions related to current year	—	—	—
Additions for tax positions related to prior year	—	—	—
Reductions for tax positions related to prior years	—	—	—
Lapse of statute of limitations	—	—	(0.3)
Change in statutory tax rate (1)	—	—	(1.1)
Settlements	—	—	—
Balance at end of period	$2.7	$2.7	$2.7

(1)
The Company's remeasurement of its deferred tax assets and liabilities to reflect the enacted reduced tax rate as a result of the Tax Cuts and Jobs Act resulted in a $1.1 million reduction in its uncertain tax positions recorded in net deferred tax assets at December 31, 2017.

As of December 31, 2019 and 2018, there is $2.7 million of unrecognized tax benefits recorded in other long-term obligations within the consolidated balance sheet that, if recognized in future periods, would impact our effective tax rate.
We recognized $0.3 million and $0.1 million of interest as components of interest expense in connection with our reserve for uncertain tax positions during the years ended December 31, 2019 and 2018, respectively; we recognized a benefit of less than $0.1 million of interest as a component of interest expense in connection with our reserve for uncertain tax positions during the year ended December 31, 2017. Interest related to uncertain tax positions included in the consolidated balance sheet at December 31, 2019 and 2018 was $0.4 million and $0.1 million, respectively.
We are subject to income taxes in the U.S. and in many individual states, with significant operations in Louisiana, South Carolina, Alabama, Georgia, Massachusetts and Tennessee. We are open to examination in the U.S. and in various individual states for tax years ended December 31, 2014 through December 31, 2019. We are also open to examination in various states for the years ended 2004 – 2019 resulting from net operating losses generated and available for carryforward from those years.

9. CAPITAL STOCK AND SHARE-BASED COMPENSATION

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

We are authorized by our Certificate of Incorporation to issue 60,000,000 shares of common stock, $0.001 par value and 5,000,000 shares of preferred stock, $0.001 par value. As of December 31, 2019, there were 36,638,021 and 32,284,051 shares of common stock issued and outstanding, respectively, and no shares of preferred stock issued or outstanding. Our Board of Directors is authorized to fix the dividend rights and terms, conversion and voting rights, redemption rights and other privileges and restrictions applicable to our preferred stock.
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
Equity-based awards may be granted for a number of shares not to exceed, in the aggregate, approximately 2.5 million shares of common stock. We had approximately 2.0 million shares available at December 31, 2019. The price per share for stock options shall be no less than the greater of (a) 100% of the fair value of a share of common stock on the date the option is granted or (b) the aggregate par value of the shares of our common stock on the date the option is granted. If a stock option is granted to any owner of 10% or more of the total combined voting power of us and our subsidiaries, the price is to be at least 110% of the fair value of a share of our common stock on the date the award is granted. Each equity-based award vests ratably over a 12 month to four year period, with the exception of those issued under contractual arrangements that specify otherwise, and may be exercised during a period as determined by our Compensation Committee or as otherwise approved by our Compensation Committee. The contractual terms of stock options exercised shall not exceed ten years from the date such option is granted. The Company analyzes historical data of forfeited awards to develop an estimated forfeiture rate that is applied to the Company's non-cash compensation expense; however, all non-cash compensation expense is adjusted to reflect actual vestings and forfeitures.
Employee Stock Purchase Plan (“ESPP”)
We have a plan whereby our eligible employees may purchase our common stock at 85% of the market price at the time of purchase. On June 7, 2012, our stockholders ratified an amendment adopted by our Board of Directors to increase the total number of shares of our common stock authorized for issuance under our ESPP from 2,500,000 shares to 4,500,000 shares, and as of December 31, 2019, there were 1,348,327 shares available for future issuance. The following is a detail of the purchases that were made under the plan:

Employee Stock Purchase Plan Period	Shares Issued	Price
2017 and Prior	3,089,489	$15.25
January 1, 2018 to March 31, 2018	10,913	51.29
April 1, 2018 to June 30, 2018	8,673	72.64
July 1, 2018 to September 30, 2018	6,052	106.22
October 1, 2018 to December 31, 2018	7,856	99.54
January 1, 2019 to March 31, 2019	7,181	104.77
April 1, 2019 to June 30, 2019	8,230	103.20
July 1, 2019 to September 30, 2019	7,216	111.36
October 1, 2019 to December 31, 2019	6,063	141.88
	3,151,673

ESPP expense included in general and administrative expense in our accompanying consolidated statements of operations was $0.6 million, $0.5 million and $0.4 million for each of 2019, 2018 and 2017, respectively.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Stock Options
We use the Black-Scholes option pricing model to estimate the fair value of our stock options. There were 142,122, 163,666 and 308,292 options granted during 2019, 2018 and 2017, respectively. Stock option compensation expense included in general and administrative expense in our accompanying consolidated statements of operations was $6.2 million, $5.7 million and $5.6 million for 2019, 2018 and 2017, respectively.
The fair values of the awards were estimated using the following assumptions for each 2019, 2018 and 2017:

	For the Years Ended December 31,
	2019	2018	2017
Risk Free Rate	1.44% - 2.53%	2.56% - 3.04%	1.99% - 2.16%
Expected Volatility	42.46% - 43.83%	42.00% - 45.32%	50.18% - 51.81%
Expected Term	6.00 - 6.25 years	4.12 - 6.25 years	5.78 - 6.25 years
Weighted Average Fair Value	$54.42	$42.48	$28.02
Dividend Yield	—%	—%	—%

We used the simplified method to estimate the expected term for the stock options granted during 2019, 2018 and 2017 as adequate historical experience is not available to provide a reasonable estimate.
The following table presents our stock option activity for 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)
Outstanding options at January 1, 2019	833,315	$36.79	6.76
Granted	142,122	121.32
Exercised	(87,068)	41.48
Canceled, forfeited or expired	(12,395)	66.18
Outstanding options at December 31, 2019	875,974	$49.62	6.26
Exercisable options at December 31, 2019	570,224	$29.73	5.31

The aggregate intrinsic value of our outstanding options and exercisable options at December 31, 2019 was $102.7 million and $78.2 million, respectively. Total intrinsic value of options exercised was $7.3 million, $9.7 million and $3.9 million for 2019, 2018 and 2017, respectively. The tax benefit from stock options exercised during the period amounted to $1.3 million, $1.6 million and $0.3 million for 2019, 2018 and 2017, respectively.
The following table presents our non-vested stock option activity for 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock options at January 1, 2019	370,470	$30.97
Granted	142,122	54.42
Vested	(194,638)	31.19
Forfeited	(12,204)	32.84
Non-vested stock options at December 31, 2019	305,750	$41.66

At December 31, 2019, there was $6.1 million of unrecognized compensation cost related to stock options that we expect to be recognized over a weighted-average period of 1.8 years.
Non-Vested Stock
We issue shares of non-vested stock with a vesting term of one year. The compensation expense is determined based on the market price of our common stock at the date of grant applied to the total number of shares that are anticipated to fully vest. Non-vested stock compensation expense included in general and administrative expenses in our accompanying consolidated statements of operations was $1.2 million, $1.4 million and $1.7 million for 2019, 2018 and 2017, respectively.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

The following table presents our non-vested stock activity for 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock at January 1, 2019	14,904	$80.54
Granted	9,859	119.12
Vested	(14,904)	80.54
Canceled, forfeited or expired	—	—
Non-vested stock at December 31, 2019	9,859	$119.12

The weighted average grant date fair value of non-vested stock granted was $119.12, $80.54 and $62.67 in 2019, 2018 and 2017, respectively.
At December 31, 2019, there was $0.8 million of unrecognized compensation cost related to non-vested stock awards that we expect to be recognized over a weighted average period of 0.4 years.
Non-Vested Stock Units
We issue non-vested stock unit awards that are service-based, performance-based or a combination of both with vesting terms ranging from one to four years. Based on the terms and conditions of these awards, we determine if the awards should be recorded as either equity or liability instruments. The compensation expense is determined based on the market price of our common stock at the date of grant, applied to the total number of units that are anticipated to vest, unless the award specifies differently. We account for such awards similar to our non-vested stock awards; however, no shares of stock are issued to the recipient until the stock unit awards have vested and after the pre-determined delivery date has occurred.
Non-Vested Stock Units – Service-Based
Service-based non-vested stock unit compensation expense included in general and administrative expenses in our accompanying consolidated statements of operations was $8.7 million, $4.5 million and $3.6 million for 2019, 2018 and 2017, respectively.
The following table presents our service-based non-vested stock units activity for 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock units at January 1, 2019	240,400	$69.49
Granted	82,605	123.70
Vested	(78,119)	58.75
Canceled, forfeited or expired	(13,468)	79.68
Non-vested stock units at December 31, 2019	231,418	$91.87

The weighted average grant date fair value of service-based non-vested stock units granted was $123.70, $95.14 and $53.79 in 2019, 2018 and 2017, respectively.
At December 31, 2019, there was $11.4 million of unrecognized compensation cost related to our service-based non-vested stock units that we expect to be recognized over a weighted average period of 1.9 years.
Non-Vested Stock Units – Service-Based and Performance-Based Awards
During 2019, we awarded performance-based awards to certain employees. The target level established by the award, which is based on the Company’s 2019 adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), provided for the recipients to receive 102,585 non-vested stock units if the target was achieved. For a select group of employees, if the target objective is surpassed to the point of achieving the projected maximum payout, the recipients will receive an additional 18,327 non-vested stock units during the three-month period ending March 31, 2020. The target number of shares to be potentially awarded has been reduced by forfeitures as indicated in the table below. Performance-based non-vested stock units compensation expense included in general and administrative expenses in our consolidated statements of operations was $8.4 million, $5.8 million and $5.0 million for 2019, 2018 and 2017, respectively.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

The following table presents our performance-based non-vested stock units activity for 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock units at January 1, 2019	226,677	$65.76
Granted	102,585	128.89
Vested	(101,156)	61.12
Canceled, forfeited or expired	(20,682)	82.72
Non-vested stock units at December 31, 2019	207,424	$97.55

The weighted average grant date fair value of performance-based non-vested stock units granted was $128.89, $79.59 and $52.99 in 2019, 2018 and 2017, respectively.
At December 31, 2019, there was $13.2 million in unrecognized compensation costs related to our performance-based non-vested stock units that we expect to be recognized over a weighted average period of 2.0 years.

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
Based on our analysis of sample claims data in connection with preliminary settlement discussions with the U.S. Department of Justice regarding the above matters, we have recorded a total of $6.5 million to accrued expenses in our consolidated balance sheet related to this matter.  Due to the ongoing nature of the investigations and current stage of the settlement discussions, we are unable to estimate a range of potential loss at this time, and we cannot predict the timing or outcome of these investigations.
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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Legal Proceedings – Settled
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

On June 12, 2017, the Company reached an agreement-in-principle to settle this matter. All parties to the action executed a binding term sheet that, subject to final documentation and court approval, provided in part for a settlement payment of approximately $43.7 million, and the dismissal with prejudice of the litigation. Approximately $15.0 million of the settlement amount was paid by the Company’s insurance carriers. The net of these two amounts, $28.7 million, was recorded as a charge in our consolidated statements of operations and paid with cash on hand during 2017. On December 19, 2017, the Court entered the final order and judgment on the case.
Other Investigative Matters – Ongoing
Corporate Integrity Agreement
On April 23, 2014, with no admissions of liability on our part, we entered into a settlement agreement with the U.S. Department of Justice relating to certain of our clinical and business operations. Concurrently with our entry into this agreement, we entered into a corporate integrity agreement (“CIA”) with the Office of Inspector General-HHS (“OIG”). The CIA formalized various aspects of our already existing ethics and compliance programs and contained other requirements designed to help ensure our ongoing compliance with federal health care program requirements. Among other things, the CIA required us to maintain our existing compliance program, executive compliance committee and compliance committee of the Board of Directors; provide certain compliance training; continue screening new and current employees to ensure they are eligible to participate in federal health care programs; engage an independent review organization to perform certain audits and reviews and prepare certain reports regarding our compliance with federal health care programs, our billing submissions to federal health care programs and our compliance and risk mitigation programs; and provide certain reports and management certifications to the OIG. Additionally, the CIA specifically required that we report substantial overpayments that we discovered we had received from federal health care programs, as well as probable violations of federal health care laws. The corporate integrity agreement had a term of five years that ended on April 21, 2019. We filed our final annual report on July 19, 2019.
Compassionate Care Hospice Corporate Integrity Agreement
On January 30, 2015, CCH entered into a CIA with the OIG. The CIA required that CCH provide annual on-site compliance training; develop and implement policies to ensure compliance with federal health care program requirements; screen new and current employees to ensure that they are eligible to participate in federal health care programs; establish a compliance committee that contains both a Compliance Officer and a Chief Quality Officer; retain a Governing Authority expert who will periodically complete a compliance program review; and retain an independent review organization (IRO) to complete claims review for hospice services rendered in New York. The OIG waived the claims review for the final year of the CCH CIA based on the closure of the New York operations. Additionally, the CIA required that CCH report substantial overpayments that CCH discovered it received from federal health care programs, as well as probable violations of federal criminal, civil or administrative health care laws. Upon breach of the CIA, CCH could have become liable for payment of certain stipulated penalties, or could have been excluded from participation in federal health care programs. The CIA had a term of five years that ended on January 30, 2020.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Third Party Audits – Ongoing
From time to time, in the ordinary course of business, we are subject to audits under various governmental programs including Recovery Audit Contractors (“RACs”), Zone Program Integrity Contractors (“ZPICs”), Uniform Program Integrity Contractors ("UPICs"), Program Safeguard Contractors (“PSCs”) and Medicaid Integrity Contractors (“MICs”), in which third party firms engaged by the Centers for Medicare and Medicaid Services (“CMS”) conduct extensive reviews of claims data to identify potential improper payments. We cannot predict the ultimate outcome of any regulatory reviews or other governmental audits and investigations.
In July 2010, our subsidiary that provides hospice services in Florence, South Carolina received from a ZPIC a request for records regarding a sample of 30 beneficiaries who received services from the subsidiary during the period of January 1, 2008 through March 31, 2010 (the “Review Period”) to determine whether the underlying services met pertinent Medicare payment requirements. We acquired the hospice operations subject to this review on August 1, 2009; the Review Period covers time periods both before and after our ownership of these hospice operations. Based on the ZPIC’s findings for 16 beneficiaries, which were extrapolated to all claims for hospice services provided by the Florence subsidiary billed during the Review Period, on June 6, 2011, the Medicare Administrative Contractor ("MAC") for the subsidiary issued a notice of overpayment seeking recovery from our subsidiary of an alleged overpayment. We dispute these findings, and our Florence subsidiary has filed appeals through the Original Medicare Standard Appeals Process, in which we are seeking to have those findings overturned. An administrative law judge ("ALJ") hearing was held in early January 2015. On January 18, 2016, we received a letter dated January 6, 2016 referencing the ALJ hearing decision for the overpayment issued on June 6, 2011. The decision was partially favorable with a new overpayment amount of $3.7 million with a balance owed of $5.6 million including interest based on 9 disputed claims (originally 16). We filed an appeal to the Medicare Appeals Council on the remaining 9 disputed claims and also argued that the statistical method used to select the sample was not valid. No assurances can be given as to the timing or outcome of the Medicare Appeals Council decision. As of December 31, 2019, Medicare has withheld payments of $5.7 million (including additional interest) as part of their standard procedures once this level of the appeal process has been reached. In the event we are not able to recoup this alleged overpayment, we are entitled to be indemnified by the prior owners of the hospice operations for amounts relating to the period prior to August 1, 2009. On January 10, 2019, an arbitration panel from the American Health Lawyers Association determined that the prior owners' liability for their indemnification obligation was $2.8 million. Accordingly, the Company reduced its indemnity receivable from $4.9 million to $2.8 million. The $2.1 million impact was recorded to general and administrative expenses, other within our consolidated statements of operations during the year ended December 31, 2018. As of December 31, 2019, we have an indemnity receivable of approximately $2.8 million for the amount withheld related to the period prior to August 1, 2009.
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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

As of December 31, 2019, we have an accrued liability of approximately $17.4 million related to this matter. We expect to be indemnified by the prior owners for approximately $10.9 million of the total $12.6 million available indemnification related to this matter and have recorded this amount within other assets in our consolidated balance sheet as of December 31, 2019. The net of these two amounts, $6.5 million, was recorded as a reduction in revenue in our consolidated statements of operations during 2017. As of December 31, 2019, $1.5 million of net receivables have been impacted by this payment suspension.
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

	As of December 31,
Type of Insurance	2019	2018
Health insurance	$15.8	$12.4
Workers’ compensation	33.4	30.9
Professional liability	5.1	4.3
	54.3	47.6
Less: long-term portion	(1.3)	(1.1)
	$53.0	$46.5

Our health insurance has an exposure limit of $1.3 million for any individual covered life. Our workers compensation insurance has a retention limit of $1.0 million per incident and our professional liability insurance has a retention limit of $0.3 million per incident.
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
Effective January 1, 2017, our match of contributions to be made to each eligible employee contribution is $0.44 for every $1.00 contributed up to the first 6% of their salary. The match is discretionary and thus is subject to change at the discretion of management. These contributions are made in the form of our common stock, valued based upon the fair value of the stock as of the end of each calendar quarter end. We expensed approximately $10.5 million, $9.0 million and $8.8 million related to our 401(k) benefit plan for 2019, 2018 and 2017, respectively.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

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
We did not repurchase any shares pursuant to this stock repurchase program during the year ended December 31, 2019.
2018 Share Repurchase
On June 4, 2018, we purchased 2,418,304 of our common shares from affiliates of KKR Credit Advisors (US) LLC ("KKR"), representing one-half of KKR's then current holdings in the Company and 7.1% of the aggregate outstanding shares of the Company's common stock for a total purchase price of $181.4 million including related direct costs. The Company repurchased the shares at $73.96 which represents 96% of the closing stock price of the Company's common stock on June 4, 2018. The repurchased shares are classified as treasury shares.

13. EXIT AND RESTRUCTURING ACTIVITIES
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

l4. SEGMENT INFORMATION
Our operations involve servicing patients through our three reportable business segments: home health, hospice and personal care. Our home health segment delivers a wide range of services in the homes of individuals who may be recovering from surgery, have a chronic disability or terminal illness or need assistance with completing important tasks. Our hospice segment provides palliative care and comfort to terminally ill patients and their families. Our personal care segment provides patients with assistance with the essential activities of daily living. The “other” column in the following tables consists of costs relating to executive management and administrative support functions, primarily information services, accounting, finance, billing and collections, legal, compliance, risk management, procurement, marketing, clinical administration, training, human resources and administration.
Management evaluates performance and allocates resources based on the operating income of the reportable segments, which includes an allocation of corporate expenses attributable to the specific segment as well as revenues and all other costs directly attributable to the specific segment. Segment assets are not reviewed by the company’s chief operating decision maker and therefore are not disclosed below (amounts in millions).

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

	For the Year Ended December 31, 2019
	Home Health	Hospice	Personal Care	Other	Total
Net service revenue	$1,256.4	$617.2	$82.0	$—	$1,955.6
Cost of service, excluding depreciation and amortization	754.1	335.1	61.1	—	1,150.3
General and administrative expenses	297.2	137.5	12.3	160.9	607.9
Depreciation and amortization	4.2	1.6	0.2	12.4	18.4
Asset impairment charge	1.5	—	—	—	1.5
Operating expenses	1,057.0	474.2	73.6	173.3	1,778.1
Operating income (loss)	$199.4	$143.0	$8.4	$(173.3)	$177.5

	For the Year Ended December 31, 2018
	Home Health	Hospice	Personal Care	Other	Total
Net service revenue	$1,174.5	$410.9	$77.2	$—	$1,662.6
Cost of service, excluding depreciation and amortization	722.1	212.0	58.8	—	992.9
General and administrative expenses	276.3	84.6	12.8	127.6	501.3
Depreciation and amortization	3.5	1.1	0.3	8.4	13.3
Operating expenses	1,001.9	297.7	71.9	136.0	1,507.5
Operating income (loss)	$172.6	$113.2	$5.3	$(136.0)	$155.1

	For the Year Ended December 31, 2017
	Home Health	Hospice	Personal Care	Other	Total
Net service revenue	$1,083.9	$367.8	$59.6	$—	$1,511.3
Cost of service, excluding depreciation and amortization	670.9	187.5	45.0	—	903.4
General and administrative expenses	278.4	76.6	9.5	117.8	482.3
Depreciation and amortization	3.5	0.9	0.2	12.5	17.1
Securities Class Action Lawsuit settlement, net	—	—	—	28.7	28.7
Asset impairment charge	1.3	—	—	—	1.3
Operating expenses	954.1	265.0	54.7	159.0	1,432.8
Operating income (loss)	$129.8	$102.8	$4.9	$(159.0)	$78.5

15. UNAUDITED SUMMARIZED QUARTERLY FINANCIAL INFORMATION

			Net Income Attributable to Amedisys, Inc. Common Stockholders (1)
	Revenue	Net Income Attributable to Amedisys, Inc.	Basic	Diluted
2019
1st Quarter	$467.3	$31.3	$0.98	$0.95
2nd Quarter	493.0	33.7	1.05	1.02
3rd Quarter	494.6	34.1	1.06	1.03
4th Quarter	500.7	27.7	0.86	0.83
	$1,955.6	$126.8	$3.95	$3.84
2018
1st Quarter	$399.3	$27.2	$0.80	$0.79
2nd Quarter	411.6	33.3	1.00	0.98
3rd Quarter	417.3	31.4	0.99	0.96
4th Quarter	434.4	27.5	0.86	0.84
	$1,662.6	$119.3	$3.64	$3.55

(1)	Because of the method used in calculating per share data, the quarterly per share data may not necessarily total to the per share data as computed for the entire year.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

16. RELATED PARTY TRANSACTIONS
During 2018, we made a $7.0 million investment in Medalogix, a healthcare predictive data and analytics company; this investment is accounted for under the equity method. During the year ended December 31, 2019, we incurred costs of approximately $0.5 million in connection with the usage of Medalogix's analytics platforms. We believe that the terms of these transactions are consistent with those negotiated at arm’s length.
On June 4, 2018, we purchased 2,418,304 of our common shares from affiliates of KKR, representing one-half of KKR's holdings in the Company and 7.1% of the aggregate outstanding shares of the Company's common stock for a total purchase price of $181.4 million including related direct costs. The Company repurchased the shares at $73.96 which represents 96% of the closing stock price of the Company's common stock on June 4, 2018. At the time of the transaction, KKR held approximately 14.2% of the Company's outstanding shares of common stock. As of December 31, 2019, KKR is no longer a shareholder of the Company's stock.

17. SUBSEQUENT EVENTS
On January 1, 2020, we acquired 100% of the membership interests in Asana Hospice, a hospice provider with locations in Pennsylvania, Ohio, Texas, Missouri and Kansas for a purchase price of $67.0 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures which are designed to provide reasonable assurance of achieving their objectives and to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, disclosed and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to our management, including our principal executive officer and principal financial officer, and Board of Directors to allow timely decisions regarding required disclosure.
In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2019, under the supervision and with the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.
Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2019, the end of the period covered by this Annual Report on Form 10-K.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. Under the supervision and with the participation of our principal executive officer and our principal financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded our internal control over financial reporting was effective as of December 31, 2019.
Under guidelines established by the SEC, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. Accordingly, our assessment of internal controls excluded our acquisition of Compassionate Care Hospice ("CCH"), completed on February 1, 2019. See Item 8, Note 3 - Acquisitions to our consolidated financial statements for additional information on our acquisition of CCH. Operations from this acquisition represented approximately 3% of total assets and 9% of total revenue as of and for the year ended December 31, 2019.
KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Form 10-K, has issued a report on our internal control over financial reporting, which is included herein.
Changes in Internal Controls
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls
Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and, based on an evaluation of our controls and procedures, our principal executive officer and our principal financial officer concluded our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2019, the end of the period covered by this Annual Report.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Amedisys, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Amedisys, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated February 19, 2020 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired Compassionate Care Hospice during 2019, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, Compassionate Care Hospice’s internal control over financial reporting associated with 3% of total assets and 9% of total revenue included in the consolidated financial statements of the Company as of and for the year ended December 31, 2019. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Compassionate Care Hospice.
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
February 19, 2020

ITEM 9B. OTHER INFORMATION
None.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to the 2020 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2019.
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

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the 2020 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the 2020 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the 2020 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2019.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to the 2020 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2019.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

ITEM 16. FORM 10-K SUMMARY
None.

EXHIBIT INDEX
The exhibits marked with the cross symbol (†) are filed and the exhibits marked with a double cross (††) are furnished with this Form 10-K. Any exhibits marked with the asterisk symbol (*) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K. The registrant agrees to furnish to the Commission supplementally upon request a copy of any schedules or exhibits omitted pursuant to Item 601(a)(5) of Regulation S-K of any exhibit set forth below.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference
2.1	Equity Purchase Agreement dated February 5, 2016, by and between the Company, as Purchaser, and Michael Trigilio, as Seller	The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016	0-24260	2.1

2.2	First Amendment to Equity Purchase Agreement, dated May 18, 2018, by and among the Company, Amedisys Personal Care, LLC, Associated Home Care, LLC, Elder Home Options, LLC and Michael Trigilio	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018	0-24260	10.1

2.3	Share Repurchase Agreement, dated as of June 4, 2018, by and among the Company and the selling stockholders set forth on Schedule I thereto	The Company's current Report on Form 8-K filed on June 4, 2018	0-24260	2.1

2.4	Stock Purchase Agreement, dated as of October 9, 2018, by and among Milton Heching, the Heching 2012 Exempt Irrevocable Trust, Amedisys Hospice, L.L.C., Compassionate Care Hospice Group, Inc., and solely for purposes of Sections 3.4, 4.3(a), 4.15 and Article VIII thereof, Amedisys, Inc.	The Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018	0-24260	2.1

3.1	Composite of Certificate of Incorporation of the Company inclusive of all amendments through June 14, 2007	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	0-24260	3.1

3.2	Composite of By-Laws of the Company inclusive of all amendments through October 17, 2019	The Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019	0-24260	3.2

4.1	Common Stock Specimen	The Company’s Registration Statement on Form S-3 filed August 20, 2007	333-145582	4.8

†4.2	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1	Form of Director Indemnification Agreement dated February 12, 2009	The Company’s Annual Report on Form 10-K for the year ended December 31, 2008	0-24260	10.1

10.2*	Amended and Restated Amedisys, Inc. Employee Stock Purchase Plan dated June 7, 2012	The Company’s Current Report on Form 8-K filed June 8, 2012	0-24260	10.1

†10.3*
Composite Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan (inclusive of Plan amendments dated June 7, 2012, October 25, 2012, April 23, 2015 and June 4, 2015, January 20, 2017, February 22, 2017 and September 25, 2018 and the full text of the Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan)

10.4*	Form of Nonvested Stock Award Agreement Issued under the Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008	0-24260	10.3

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference
10.5*	Form of Restricted Stock Unit Agreement Issued under the Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008	0-24260	10.4

10.6*	Form of Stock Option Award Agreement Issued under the Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan	The Company’s Annual Report on Form 10-K for the year ended December 31, 2014	0-24260	10.6

10.7*	Form of Performance Stock Option Award Agreement Issued under the Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan	The Company’s Annual Report on Form 10-K for the year ended December 31, 2014	0-24260	10.7

10.8*	Form of Restricted Stock Award Agreement Issued under the Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan	The Company’s Annual Report on Form 10-K for the year ended December 31, 2014	0-24260	10.8

10.9*	Form of Restricted Performance Stock Award Agreement Issued under the Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan	The Company’s Annual Report on Form 10-K for the year ended December 31, 2014	0-24260	10.9

10.10*	Form of Stock Option Award Agreement Issued under the Amedisys, Inc. 2018 Omnibus Incentive Compensation Plan	The Company's Annual Report on Form 10-K for the year ended December 31, 2018	0-24260	10.10

10.11*	Form of Restricted Stock Unit Award Agreement Issued under the Amedisys, Inc. 2018 Omnibus Incentive Compensation Plan	The Company's Annual Report on Form 10-K for the year ended December 31, 2018	0-24260	10.11

10.12*	Form of Performance Restricted Stock Unit Award Agreement Issued under the Amedisys, Inc. 2018 Omnibus Incentive Compensation Plan	The Company's Annual Report on Form 10-K for the year ended December 31, 2018	0-24260	10.12

10.13*	Composite Amedisys, Inc. 1998 Stock Option Plan (inclusive of amendments dated June 10, 2004, June 8, 2006 and June 22, 2006 and the full text of the Amedisys, Inc. 1998 Stock Option Plan)	The Company’s Registration Statement on Form S-8 filed June 22, 2007	333-143967	4.2

10.14*	Composite Director’s Stock Option Plan (inclusive of Plan amendments dated June 10, 2004, and the full text of the Directors Stock Option Plan)	The Company’s Annual Report on Form 10-K for the year ended December 31, 2005	0-24260	10.4

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

10.15*	Amended and Restated Employment Agreement dated as of September 27, 2018, by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Paul B. Kusserow	The Company’s Current Report on Form 8-K filed on October 3, 2018	0-24260	10.1

10.16*	Amedisys Holding, L.L.C. Amended and Restated Severance Plan for Executive Officers dated as of July 25, 2019	The Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019	0-24260	10.1

10.17*	Transition Agreement and General Release of Lawrence Pernosky	The Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017	0-24260	10.1

10.18*	Agreement to Terminate Transition Agreement and General Release of Lawrence Pernosky	The Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017	0-24260	10.2

10.19*	Confidential Separation Agreement and General Release between the Company and Stephen E. Seim	The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018	0-24260	10.1

†10.20*
Composite Amedisys, Inc. 2018 Omnibus Incentive Compensation Plan (inclusive of Plan amendment dated September 25, 2018 and the full text of the Amedisys, Inc. 2018 Omnibus Incentive Compensation Plan)

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference
10.21
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
		The Company’s current Report on Form 8-K filed on July 2, 2018	0-24260	10.1

10.22	Amended and Restated Security Agreement, dated as of June 29, 2018, among the Company and Amedisys Holding, L.L.C., as borrowers, certain other parties identified as “grantors” on the signature pages thereto and Bank of America, N.A., in its capacity as Administrative Agent	The Company’s current Report on Form 8-K filed on July 2, 2018	0-24260	10.2

10.23	Amended and Restated Pledge Agreement dated as of June 29, 2018, among the Company and Amedisys Holding, L.L.C., as borrowers, certain other parties identified as “pledgors” on the signature pages thereto, and Bank of America, N.A., in its capacity as Administrative Agent	The Company’s current Report on Form 8-K filed on July 2, 2018	0-24260	10.3

10.24	Settlement Agreement effective April 23, 2014 by and among (a) the United States of America, acting through the United States Department of Justice and on Behalf of the Office of Inspector General of the Department of Health and Human Services, (b) Amedisys, Inc. and Amedisys Holding, L.L.C. and (c) the various Relators named therein	The Company’s Current Report on Form 8-K filed on April 24, 2014	0-24260	10.1

10.25	Corporate Integrity Agreement effective April 22, 2014 between the Office of Inspector General of the Department of Health and Human Services and Amedisys, Inc. and Amedisys Holding, L.L.C.	The Company’s Current Report on Form 8-K filed on April 24, 2014	0-24260	10.2

†10.26	Corporate Integrity Agreement effective January 30, 2015 between the Office of Inspector General of the Department of Health and Human Services and Compassionate Care Hospice

10.27	Agreement and Plan of Merger dated October 31, 2015 by and among Amedisys Health Care West, L.L.C., IHC Acquisitions, L.L.C., Infinity Home Care, L.L.C., Axiom HealthEquity Holdings Management, LLC, Infinity Healthcare Holdings, LLC, and Amedisys, Inc.	The Company’s Annual Report on Form 10-K for the year ended December 31, 2015	0-24260	10.27

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

10.28	Agreement of Purchase and Sale dated as of November 25, 2015, between Amedisys, Inc., through its wholly-owned subsidiary, Amedisys Property, L.L.C., as seller and Franciscan Missionaries of Our Lady of the Lake Heath System, Inc., as purchaser.	The Company’s Annual Report on Form 10-K for the year ended December 31, 2015	0-24260	10.28

10.29
First Amendment to Amended and Restated Credit Agreement, dated as of February 4, 2019, by and among the Amedisys, Inc. and Amedisys Holding, L.L.C., as the borrowers, certain subsidiaries of the Company party thereto as guarantors, Bank of America, N.A., as the administrative agent, swingline lender and letter of credit issuer, JPMorganChase Bank, N.A., as syndication agent, Capital One Bank, National Association, Citizens Bank, N.A., Compass Bank, Fifth Third Bank, Hancock Whitney Bank, Regions Bank, and Wells Fargo Bank, National Association, as co-documentation agents, the lenders party thereto, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citizens Bank, N.A., Fifth Third Bank and JPMorgan Chase Bank, N.A., as joint lead arrangers, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and JPMorgan Chase Bank, N.A., as joint bookrunners

		The Company’s Current Report on Form 8-K filed on February 4, 2019	0-24260	10.1

10.30	Joinder Agreement, dated as of February 4, 2019, by and among Amedisys, Inc. and Amedisys Holding, L.L.C., as the borrowers, each of the new subsidiary guarantors party thereto, and Bank of America, N.A., as the administrative agent	The Company’s Current Report on Form 8-K filed on February 4, 2019	0-24260	10.2

10.31	Retirement and Consulting Agreement, dated as of February 13, 2019, by and between Amedisys, Inc. and Linda J. Hall	The Company’s Current Report on Form 8-K filed on February 19, 2019	0-24260	10.1

†21.1	Subsidiaries of the Registrant

†23.1	Consent of KPMG LLP

†31.1	Certification of Paul B. Kusserow, President and Chief Executive Officer (principal executive officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2	Certification of Scott G. Ginn, Chief Financial Officer (principal financial officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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
Chairman of the Board
Date: February 19, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/S/ PAUL B. KUSSEROW	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 19, 2020
Paul B. Kusserow

/S/ SCOTT G. GINN	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 19, 2020
Scott G. Ginn

/S/ VICKIE L. CAPPS	Director	February 19, 2020
Vickie L. Capps

/S/ MOLLY COYE, MD	Director	February 19, 2020
Molly Coye, MD

/S/ JULIE D. KLAPSTEIN	Director	February 19, 2020
Julie D. Klapstein

/S/ TERESA L. KLINE	Director	February 19, 2020
Teresa L. Kline

/S/ RICHARD A. LECHLEITER	Lead Independent Director	February 19, 2020
Richard A. Lechleiter

/S/ JAKE L. NETTERVILLE	Director	February 19, 2020
Jake L. Netterville

/S/ BRUCE D. PERKINS	Director	February 19, 2020
Bruce D. Perkins

/S/ JEFFREY A. RIDEOUT, MD	Director	February 19, 2020
Jeffrey A. Rideout, MD

/S/ DONALD A. WASHBURN	Director	February 19, 2020
Donald A. Washburn