Form 10-Q
period 2020-03-31
AMEDISYS INC
filed 2020-05-07
CIK 896262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, is as follows: Common stock, $0.001 par value, 32,379,165 shares outstanding as of May 1, 2020.

SPECIAL CAUTION CONCERNING FORWARD-LOOKING STATEMENTS
When included in this Quarterly Report on Form 10-Q, or in other documents that we file with the Securities and Exchange Commission (“SEC”) or in statements made by or on behalf of the Company, words like “believes,” “belief,” “expects,” “strategy,”“plans,” “anticipates,” “intends,” “projects,” “estimates,” “may,” “might,” “could,” “would,” “should” and similar expressions are intended to identify forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a variety of risks and uncertainties that could cause actual results to differ materially from those described therein. These risks and uncertainties include, but are not limited to the following: the impact of the novel coronavirus pandemic ("COVID-19"), including the measures that have been and may be taken by governmental authorities to mitigate it, on our business, financial condition and results of operations, changes in or our failure to comply with existing federal and state laws or regulations or the inability to comply with new government regulations on a timely basis, changes in Medicare and other medical payment levels, our ability to open care centers, acquire additional care centers and integrate and operate these care centers effectively, competition in the healthcare industry, changes in the case mix of patients and payment methodologies, changes in estimates and judgments associated with critical accounting policies, our ability to maintain or establish new patient referral sources, our ability to consistently provide high-quality care, our ability to attract and retain qualified personnel, our ability to keep our patients and employees safe, changes in payments and covered services by federal and state governments, future cost containment initiatives undertaken by third-party payors, our access to financing, our ability to meet debt service requirements and comply with covenants in debt agreements, business disruptions due to natural disaster or acts of terrorism, our ability to integrate, manage and keep our information systems secure, our ability to realize the anticipated benefits of acquisitions, and changes in law or developments with respect to any litigation relating to the Company, including various other matters, many of which are beyond our control.
Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on any forward-looking statement as a prediction of future events. We expressly disclaim any obligation or undertaking and we do not intend to release publicly any updates or changes in our expectations concerning the forward-looking statements or any changes in events, conditions or circumstances upon which any forward-looking statement may be based, except as required by law. For a discussion of some of the factors discussed above as well as additional factors, see our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 19, 2020, particularly, Part I, Item 1A - Risk Factors therein, which are incorporated herein by reference and Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q. Additional risk factors may also be described in reports that we file from time to time with the SEC.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMEDISYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	March 31, 2020 (unaudited)	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$174,756	$30,294
Restricted cash	3,056	66,196
Patient accounts receivable	268,551	237,596
Prepaid expenses	12,487	8,243
Other current assets	9,278	8,225
Total current assets	468,128	350,554
Property and equipment, net of accumulated depreciation of $98,472 and $96,137	26,477	28,113
Operating lease right of use assets	83,693	84,791
Goodwill	721,049	658,500
Intangible assets, net of accumulated amortization of $9,341 and $7,044	68,251	64,748
Deferred income taxes	20,199	21,427
Other assets	52,287	54,612
Total assets	$1,440,084	$1,262,745
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$31,147	$31,259
Payroll and employee benefits	109,713	120,877
Accrued expenses	136,659	137,111
Current portion of long-term obligations	11,122	9,927
Current portion of operating lease liabilities	27,465	27,769
Total current liabilities	316,106	326,943
Long-term obligations, less current portion	379,942	232,256
Operating lease liabilities, less current portion	54,926	56,128
Other long-term obligations	8,966	5,905
Total liabilities	759,940	621,232
Commitments and Contingencies—Note 5
Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized; 36,746,554 and 36,638,021 shares issued; and 32,370,345 and 32,284,051 shares outstanding	37	37
Additional paid-in capital	656,266	645,256
Treasury stock, at cost 4,376,209 and 4,353,970 shares of common stock	(255,291)	(251,241)
Accumulated other comprehensive income	—	15
Retained earnings	278,185	246,383
Total Amedisys, Inc. stockholders’ equity	679,197	640,450
Noncontrolling interests	947	1,063
Total equity	680,144	641,513
Total liabilities and equity	$1,440,084	$1,262,745
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	For the Three-Month Periods Ended March 31,
	2020	2019
Net service revenue	$491,685	$467,340
Cost of service, excluding depreciation and amortization	285,737	275,274
General and administrative expenses:
Salaries and benefits	101,566	94,830
Non-cash compensation	5,909	6,615
Other	49,265	43,402
Depreciation and amortization	5,338	2,895
Operating expenses	447,815	423,016
Operating income	43,870	44,324
Other income (expense):
Interest income	13	24
Interest expense	(3,231)	(3,349)
Equity in earnings from equity method investments	477	1,216
Miscellaneous, net	263	236
Total other expense, net	(2,478)	(1,873)
Income before income taxes	41,392	42,451
Income tax expense	(9,346)	(10,878)
Net income	32,046	31,573
Net income attributable to noncontrolling interests	(244)	(269)
Net income attributable to Amedisys, Inc.	$31,802	$31,304
Basic earnings per common share:
Net income attributable to Amedisys, Inc. common stockholders	$0.98	$0.98
Weighted average shares outstanding	32,331	32,001
Diluted earnings per common share:
Net income attributable to Amedisys, Inc. common stockholders	$0.96	$0.95
Weighted average shares outstanding	33,234	32,893
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except common stock shares)
(Unaudited)

	For the Three-Months Ended March 31, 2020
	Total	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests
		Shares	Amount
Balance, December 31, 2019	$641,513	36,638,021	$37	$645,256	$(251,241)	$15	$246,383	$1,063
Issuance of stock – employee stock purchase plan	860	6,063	—	860	—	—	—	—
Issuance of stock – 401(k) plan	3,057	18,312	—	3,057	—	—	—	—
Issuance/(cancellation) of non-vested stock	—	55,423	—	—	—	—	—	—
Exercise of stock options	1,184	28,735	—	1,184	—	—	—	—
Non-cash compensation	5,909	—	—	5,909	—	—	—	—
Surrendered shares	(4,050)	—	—	—	(4,050)	—	—	—
Noncontrolling interest distribution	(360)	—	—	—	—	—	—	(360)
Write-off of other comprehensive income	(15)	—	—	—	—	(15)	—	—
Net income	32,046	—	—	—	—	—	31,802	244
Balance, March 31, 2020	$680,144	36,746,554	$37	$656,266	$(255,291)	$—	$278,185	$947

	For the Three-Months Ended March 31, 2019
	Total	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests
		Shares	Amount
Balance, December 31, 2018	$482,633	36,252,280	$36	$603,666	$(241,685)	$15	$119,550	$1,051
Issuance of stock – employee stock purchase plan	782	7,856	—	782	—	—	—	—
Issuance of stock – 401(k) plan	2,295	19,591	—	2,295	—	—	—	—
Issuance/(cancellation) of non-vested stock	—	51,162	—	—	—	—	—	—
Exercise of stock options	356	6,854	—	356	—	—	—	—
Non-cash compensation	6,615	—	—	6,615	—	—	—	—
Surrendered shares	(2,688)	—	—	—	(2,688)	—	—	—
Noncontrolling interest distribution	(366)	—	—	—	—	—	—	(366)
Net income	31,573	—	—	—	—	—	31,304	269
Balance, March 31, 2019	$521,200	36,337,743	$36	$613,714	$(244,373)	$15	$150,854	$954

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Three-Month Periods Ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net income	$32,046	$31,573
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,338	2,895
Non-cash compensation	5,909	6,615
401(k) employer match	3,291	2,379
Amortization and impairment of operating lease right of use assets	9,058	8,345
Loss (gain) on disposal of property and equipment	55	(4)
Write-off of other comprehensive income	(15)	—
Deferred income taxes	1,228	3,269
Equity in earnings from equity method investments	(477)	(1,216)
Amortization of deferred debt issuance costs/debt discount	220	213
Return on equity investment	2,369	725
Changes in operating assets and liabilities, net of impact of acquisitions:
Patient accounts receivable	(25,459)	(22,333)
Other current assets	(5,756)	(10,635)
Other assets	417	(338)
Accounts payable	(2,673)	(11,140)
Accrued expenses	(13,627)	18,838
Other long-term obligations	3,060	(144)
Operating lease liabilities	(8,132)	(8,139)
Operating lease right of use assets	(817)	(844)
Net cash provided by operating activities	6,035	20,059
Cash Flows from Investing Activities:
Proceeds from sale of deferred compensation plan assets	16	208
Proceeds from the sale of property and equipment	12	65
Purchases of property and equipment	(1,434)	(1,198)
Investments in equity method investees	—	(120)
Acquisitions of businesses, net of cash acquired	(69,349)	(327,867)
Net cash used in investing activities	(70,755)	(328,912)
Cash Flows from Financing Activities:
Proceeds from issuance of stock upon exercise of stock options	1,184	356
Proceeds from issuance of stock to employee stock purchase plan	860	782
Shares withheld upon stock vesting	(4,050)	(2,688)
Noncontrolling interest distribution	(360)	(366)
Proceeds from borrowings under term loan	—	175,000
Proceeds from borrowings under revolving line of credit	187,500	161,500
Repayments of borrowings under revolving line of credit	(37,500)	(34,000)
Principal payments of long-term obligations	(1,592)	(559)
Debt issuance costs	—	(847)
Net cash provided by financing activities	146,042	299,178
Net increase (decrease) in cash, cash equivalents and restricted cash	81,322	(9,675)
Cash, cash equivalents and restricted cash at beginning of period	96,490	20,229
Cash, cash equivalents and restricted cash at end of period	$177,812	$10,554

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,755	$725
Cash paid for income taxes, net of refunds received	$5,272	$404
Cash paid for operating lease liabilities	$8,949	$8,983
Cash paid for finance lease liabilities	$499	$384
Supplemental Disclosures of Non-Cash Activity:
Right of use assets obtained in exchange for operating lease liabilities	$6,437	$91,743
Right of use assets obtained in exchange for finance lease liabilities	$254	$808
Reductions to right of use assets resulting from reductions to operating lease liabilities	$159	$625
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. NATURE OF OPERATIONS, CONSOLIDATION AND PRESENTATION OF FINANCIAL STATEMENTS
Amedisys, Inc., a Delaware corporation, (together with its consolidated subsidiaries, referred to herein as “Amedisys,” “we,” “us,” or “our”) is a multi-state provider of home health, hospice and personal care services with approximately 74% of our revenue derived from Medicare for the three-month periods ended March 31, 2020 and 2019. As of March 31, 2020, we owned and operated 322 Medicare-certified home health care centers, 146 Medicare-certified hospice care centers and 12 personal-care care centers in 38 states within the United States and the District of Columbia.
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
This report should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission (“SEC”) on February 19, 2020 (the “Form 10-K”), which includes information and disclosures not included herein. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from the interim financial information presented, as allowed by SEC rules and regulations.
Recently Issued Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and improves consistent application by clarifying and amending existing guidance. The ASU is effective for annual and interim periods beginning after December 15, 2020. Early adoption is permitted. While the Company does not expect a material impact upon adoption of ASU 2019-12, we are still evaluating the effect the standard will have on our consolidated financial statements and related disclosures and ongoing financial reporting.
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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The book value of investments that we account for under the equity method of accounting was $33.8 million and $35.7 million as of March 31, 2020 and December 31, 2019, respectively, and is reflected in other assets within our condensed consolidated balance sheets.
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

We determine the transaction price based on gross charges for services provided, reduced by estimates for contractual and non-contractual revenue adjustments. Contractual revenue adjustments include adjustments provided to patients and third-party payors. Non-contractual revenue adjustments include discounts provided to self-pay, uninsured patients or other payors, adjustments resulting from payment reviews and adjustments arising from our inability to obtain appropriate billing documentation, authorizations or face-to-face documentation. Subsequent changes to the estimate of the transaction price are recorded as adjustments to net service revenue in the period of change.

Contractual revenue adjustments are recorded for the difference between our standard rates and the contracted rates to be realized from patients, third party payors and others for services provided.

Non-contractual revenue adjustments are recorded for self-pay, uninsured patients and other payors by major payor class based on our historical collection experience, aged accounts receivable by payor and current economic conditions. The non-contractual revenue adjustments represent the difference between amounts billed and amounts we expect to collect based on our collection history with similar payors. The Company assesses its ability to collect for the healthcare services provided at the time of patient admission based on the Company's verification of the patient's insurance coverage under Medicare, Medicaid, and other commercial or managed care insurance programs. Medicare represents approximately 74% of the Company's consolidated net service revenue for the three-month periods ended March 31, 2020 and 2019.

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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revenue by payor class as a percentage of total net service revenue is as follows:

	For the Three-Month Periods Ended March 31,
	2020	2019
Home Health:
Medicare	41%	46%
Non-Medicare - Episodic-based	6%	9%
Non-Medicare - Non-episodic based	14%	12%
Hospice (1):
Medicare	33%	28%
Non-Medicare	2%	1%
Personal Care	4%	4%
	100%	100%
(1) Acquired Compassionate Care Hospice on February 1, 2019, RoseRock Healthcare on April 1, 2019 and Asana Hospice on January 1, 2020.

Home Health Revenue Recognition
Medicare Revenue
Effective January 1, 2020, the Centers for Medicare and Medicaid Services ("CMS") implemented a revised case-mix adjustment methodology, the Patient-Driven Groupings Model ("PDGM"), to better align payment with patient care needs and ensure that clinically complex and ill beneficiaries have adequate access to home health care. PDGM uses 30-day periods of care rather than 60-day episodes of care as the unit of payment, eliminates the use of the number of therapy visits provided in determining payment and relies more heavily on clinical characteristics and other patient information.
Net service revenue is recorded based on the established Federal Medicare home health payment rate for a 30-day period of care ("billing period"). PDGM uses timing, admission source, functional impairment levels and principal and other diagnoses to case-mix adjust payments. The case-mix adjusted payment for a 30-day period of care is subject to additional adjustments based on certain variables, including, but not limited to (a) an outlier payment if our patient's care was unusually costly (capped at 10% of total reimbursement per provider number); (b) a low utilization payment adjustment (“LUPA”) if the number of visits provided was less than the established threshold, which ranges from two to six visits and varies for every case-mix group under PDGM; (c) a partial payment if a patient transferred to another provider or from another provider before completing the 30-day period of care; and (d) the applicable geographic wage index. Payment for non-routine supplies are now included in the 30-day payment rate.
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
Amounts due from Medicare include variable consideration for retroactive revenue adjustments due to settlements of audits and payment reviews. We determine our estimates for non-contractual revenue adjustments related to payment reviews based on our historical experience and success rates in the claim appeals and adjudication process.
The Medicare home health benefit requires that beneficiaries be homebound (meaning that the beneficiary is unable to leave their home without a considerable and taxing effort), require intermittent skilled nursing, physical therapy or speech therapy services, and receive treatment under a plan of care established and periodically reviewed by a physician. In order to provide greater flexibility during the novel coronavirus pandemic ("COVID-19"), CMS has relaxed the definition of homebound status. During the pandemic, a beneficiary is considered homebound if they have been instructed by a physician not to leave their home because of a confirmed or suspected COVID-19 diagnosis or if the patient has a condition that makes them more susceptible to contracting COVID-19. Therefore, if a beneficiary is homebound due to COVID-19 and requires skilled services, the services will be covered under the Medicare home health benefit.

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
As noted above, under PDGM, we are now reimbursed for 30-day periods of care rather than 60-day episodes of care. ASC 606 notes that if an entity has a right to consideration from a customer in an amount that corresponds directly with the value of the entity’s performance completed to date, the entity may recognize revenue in the amount to which the entity has a right to invoice. We have elected to apply the "right to invoice” practical expedient utilizing our historical average length of stay for each 30-day payment period as the measure of progress towards the satisfaction of our performance obligation.
A portion of reimbursement from each Medicare episode is billed near the start of each 30-day period of care, and cash is typically received before all services are rendered. The amount of revenue recognized for periods of care which are incomplete at period end is based on the company's historical average percentage of days complete on each 30-day period of care. Any cash received from Medicare for a request for anticipated payment (“RAP”) for a 30-day period of care that exceeds the associated revenue earned is recorded to accrued expenses within our condensed consolidated balance sheets.
Non-Medicare Revenue
Episodic-based Revenue. We recognize revenue in a similar manner as we recognize Medicare revenue for amounts that are paid by other insurance carriers, including Medicare Advantage programs; however, these amounts can vary based upon the negotiated terms which generally range from 90% to 100% of Medicare rates.
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
Hospice Revenue Recognition
Hospice Medicare Revenue
Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the estimated payment rates. The estimated payment rates are predetermined daily or hourly rates for each of the four levels of care we deliver. The four levels of care are routine care, general inpatient care, continuous home care and respite care. Routine care accounted for 97% and 98% of our total net Medicare hospice service revenue for each of the three-month periods ended March 31, 2020 and March 31, 2019, respectively. There are two separate payment rates for routine care: payments for the first 60 days of care and care beyond 60 days. In addition to the two routine rates, we may also receive a service intensity add-on (“SIA”). The SIA is based on visits made in the last seven days of life by a registered nurse (“RN”) or medical social worker (“MSW”) for patients in a routine level of care.
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
Additionally, our hospice service revenue is subject to certain limitations on payments from Medicare which are considered variable consideration. We are subject to an inpatient cap limit and an overall Medicare payment cap for each provider number. We monitor these caps on a provider-by-provider basis and estimate amounts due back to Medicare if we estimate a cap has been exceeded. We record these adjustments as a reduction to revenue and an increase in accrued expenses within our condensed consolidated balance sheet. Beginning for the cap year ending October 31, 2017, providers are required to self-report

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

and pay their estimated cap liability by February 28th of the following year. As of March 31, 2020, we have recorded $5.5 million for estimated amounts due back to Medicare in accrued expenses for the Federal cap years ended October 31, 2013 through September 30, 2020. As of December 31, 2019, we had recorded $5.7 million for estimated amounts due back to Medicare in accrued expenses for the Federal cap years ended October 31, 2013 through September 30, 2020.

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
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include certificates of deposit and all highly liquid debt instruments with maturities of three months or less when purchased. Restricted cash includes cash that is not available for ordinary business use. As of March 31, 2020, we had $3.1 million of restricted cash that was placed into escrow accounts related to the potential indemnity and working capital adjustment provisions within the Asana Hospice purchase agreement ($2.3 million) and to secure the purchase of personal protective equipment from new suppliers in response to COVID-19 ($0.8 million).
Patient Accounts Receivable
We report accounts receivable from services rendered at their estimated transaction price, which includes contractual and non-contractual revenue adjustments based on the amounts expected to be due from payors. Our patient accounts receivable are uncollateralized and consist of amounts due from Medicare, Medicaid, other third-party payors and patients. As of March 31, 2020, there is no single payor, other than Medicare, that accounts for more than 10% of our total outstanding patient receivables. Thus, we believe there are no other significant concentrations of receivables that would subject us to any significant credit risk in the collection of our patient accounts receivable. We write off accounts on a monthly basis once we have exhausted our collection efforts and deem an account to be uncollectible. We believe the collectibility risk associated with our Medicare accounts, which represent 58% of our patient accounts receivable at March 31, 2020 and December 31, 2019 is limited due to our historical collection rate of over 99% from Medicare and the fact that Medicare is a U.S. government payor.
We do not believe there are any significant concentrations of revenues from any payor that would subject us to any significant credit risk in the collection of our accounts receivable.
Medicare Home Health
For our home health patients, our pre-billing process includes verifying that we are eligible for payment from Medicare for the services that we provide to our patients. Our Medicare billing begins with a process to ensure that our billings are accurate through the utilization of an electronic Medicare claim review. We submit a RAP for 20% of our estimated payment for each 30-day period of care. The full amount of the payment for each 30-day period of care is billed after the period of care has been completed (“final billed”). The RAP received for that billing period is then deducted from our final payment. If a final bill is not submitted within the greater of 90 days from the start of the 30-day period of care, or 60 days from the date the RAP was paid,

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

any RAPs received for that billing period will be recouped by Medicare from any other claims in process for that particular provider number. The RAP claim must then be resubmitted. CMS has mandated the full elimination of RAPs in 2021.
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
Fair Value of Financial Instruments
The following details our financial instruments where the carrying value and the fair value differ (amounts in millions):

	Fair Value at Reporting Date Using
Financial Instrument	Carrying Value as of March 31, 2020	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term obligations	$391.2	$—	$383.6	$—

The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. The three levels of inputs are as follows:

•Level 1 – Quoted prices in active markets for identical assets and liabilities.

•Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•Level 3 – Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities.
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

	For the Three- Month Periods Ended March 31,
	2020	2019
Weighted average number of shares outstanding - basic	32,331	32,001
Effect of dilutive securities:
Stock options	594	559
Non-vested stock and stock units	309	333
Weighted average number of shares outstanding - diluted	33,234	32,893
Anti-dilutive securities	57	148
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
Home Health Division
On March 1, 2020, we acquired the regulatory assets of a home health provider in Washington for a purchase price of $3.0 million. The purchase price was paid with cash on hand on the date of the transaction. Based on the Company's preliminary valuation, we recorded goodwill of $2.8 million and other intangibles (certificate of need) of $0.2 million in connection with the acquisition.
Hospice Division
On January 1, 2020, we acquired Asana Hospice ("Asana"), a hospice provider with locations in Pennsylvania, Ohio, Texas, Missouri and Kansas for a purchase price of $66.3 million, net of cash acquired of $0.7 million.
The Company is in the process of finalizing its valuation of the assets acquired and liabilities assumed. Based on the Company's preliminary valuation, the total estimated consideration of $66.3 million has been allocated to assets acquired and liabilities assumed as of the acquisition date as follows (amounts in millions):

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Amount
Patient accounts receivable	$5.5
Property and equipment	0.2
Operating lease right of use assets	0.9
Intangible assets	5.6
Total assets acquired	12.2
Accounts payable	(3.0)
Payroll and employee benefits	(1.5)
Accrued expenses	(0.2)
Operating lease liabilities	(0.9)
Total liabilities assumed	(5.6)
Net identifiable assets acquired	6.6
Goodwill	59.7
Total estimated consideration	$66.3

Intangible assets acquired include licenses ($2.0 million), acquired names ($1.3 million) and non-compete agreements ($2.3 million). The acquired names and non-compete agreements will be amortized over a weighted-average period of 2.0 years.
Asana contributed approximately $7.4 million in net service revenue and an operating loss of $1.3 million (inclusive of acquisition and integration costs totaling $1.1 million and intangibles amortization totaling $0.5 million) during the three-month period ended March 31, 2020.

4. LONG-TERM OBLIGATIONS
Long-term debt consisted of the following for the periods indicated (amounts in millions):

	March 31, 2020	December 31, 2019
$175.0 million Term Loan; interest rate at Base Rate plus Applicable Rate or Eurodollar Rate plus Applicable Rate (2.5% at March 31, 2020); due February 4, 2024	$170.6	$171.7
$550.0 million Revolving Credit Facility; interest only payments; interest rate at Base Rate plus Applicable Rate or Eurodollar Rate plus Applicable Rate (2.4% at March 31, 2020); due February 4, 2024	220.0	70.0
Promissory notes	0.6	0.6
Finance leases	3.1	3.4
Principal amount of long-term obligations	394.3	245.7
Deferred debt issuance costs	(3.3)	(3.5)
	391.0	242.2
Current portion of long-term obligations	(11.1)	(9.9)
Total	$379.9	$232.3

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

We borrowed the entire principal amount of the Term Loan Facility on February 4, 2019 in order to fund a portion of the purchase price of the Compassionate Care Hospice ("CCH") acquisition, with the remainder of the purchase price and associated transactional fees and expenses funded by proceeds from the Revolving Credit Facility.

The loans issued under the Credit Facility bear interest on a per annum basis, at our election, at either: (i) the Base Rate plus the Applicable Rate or (ii) the Eurodollar Rate plus the Applicable Rate. The “Base Rate” means a fluctuating rate per annum equal to the highest of (a) the federal funds rate plus 0.50% per annum, (b) the prime rate of interest established by the Administrative Agent, and (c) the Eurodollar Rate plus 1% per annum. The “Eurodollar Rate” means the quoted rate per annum equal to the London Interbank Offered Rate (“LIBOR”) or a comparable successor rate approved by the Administrative Agent for an interest period of one, two, three or six months (as selected by us). The “Applicable Rate” is based on the consolidated leverage ratio and is presented in the table below. As of March 31, 2020, the Applicable Rate is 0.50% per annum for Base Rate loans and 1.50% per annum for Eurodollar Rate loans. We are also subject to a commitment fee and letter of credit fee under the terms of the Amended Credit Agreement, as presented in the table below.

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

The Amended Credit Agreement requires maintenance of two financial covenants: (i) a consolidated leverage ratio of funded indebtedness to Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), as defined in the Amended Credit Agreement, and (ii) a consolidated interest coverage ratio of EBITDA to cash interest charges, as defined in the Amended Credit Agreement. Each of these covenants is calculated over rolling four-quarter periods and also is subject to certain exceptions and baskets. The Amended Credit Agreement also contains customary covenants, including, but not limited to, restrictions on: incurrence of liens, incurrence of additional debt, sales of assets and other fundamental corporate changes, investments, and declarations of dividends. These covenants contain customary exclusions and baskets as detailed in the Amended Credit Agreement. In connection with our entry into the Amended Credit Agreement, we recorded $0.8 million in deferred debt issuance costs as long-term obligations, less current portion within our condensed consolidated balance sheet during the year ended December 31, 2019.

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

Our weighted average interest rate for borrowings under our $550.0 million Revolving Credit Facility was 3.2% and 4.2% for the three-month periods ended March 31, 2020 and March 31, 2019, respectively. Our weighted average interest rate for borrowings under our $175.0 million Term Loan Facility was 3.2% for the three-month period ended March 31, 2020 and 4.2% for the period February 4, 2019 to March 31, 2019.
As of March 31, 2020, our consolidated leverage ratio was 1.5, our consolidated interest coverage ratio was 16.6 and we are in compliance with our covenants under the Amended Credit Agreement. In the event we are not in compliance with our debt covenants in the future, we would pursue various alternatives in an attempt to successfully resolve the non-compliance, which might include, among other things, seeking debt covenant waivers or amendments.
As of March 31, 2020, our availability under our $550.0 million Revolving Credit Facility was $299.8 million as we have $220.0 million outstanding in borrowings and $30.2 million outstanding in letters of credit.
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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Based on our analysis of sample claims data in connection with preliminary settlement discussions with the U.S. Department of Justice regarding the above matters, we have recorded a total of $6.5 million to accrued expenses in our condensed consolidated balance sheet related to this matter. Due to the ongoing nature of the investigations and current stage of the settlement discussions, we are unable to estimate a range of potential loss at this time, and we cannot predict the timing or outcome of these investigations.
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
Other Investigative Matters - Ongoing
Compassionate Care Hospice Corporate Integrity Agreement
On January 30, 2015, CCH entered into a corporate integrity agreement ("CIA") with the Office of Inspector General-HHS (“OIG”). The CIA required that CCH provide annual on-site compliance training; develop and implement policies to ensure compliance with federal health care program requirements; screen new and current employees to ensure that they are eligible to participate in federal health care programs; establish a compliance committee that contains both a Compliance Officer and a Chief Quality Officer; retain a Governing Authority expert who will periodically complete a compliance program review; and retain an independent review organization ("IRO") to complete claims reviews for hospice services rendered in New York. The OIG waived the claims review for the final year of the CCH CIA based on the closure of the New York operations. Additionally, the CIA required that CCH report substantial overpayments that CCH discovered it had received from federal health care programs, as well as probable violations of federal criminal, civil or administrative health care laws. Upon breach of the CIA, CCH could have become liable for payment of certain stipulated penalties, or could have been excluded from participation in federal health care programs. The CIA had a term of five years that ended on January 30, 2020. We filed our final annual report on March 25, 2020.
Other Investigative Matters - Completed
Corporate Integrity Agreement
On April 23, 2014, with no admissions of liability on our part, we entered into a settlement agreement with the U.S. Department of Justice relating to certain of our clinical and business operations. Concurrently with our entry into this agreement, we entered into a CIA with the OIG. The CIA formalized various aspects of our already existing ethics and compliance programs and contained other requirements designed to help ensure our ongoing compliance with federal health care program requirements. Among other things, the CIA required us to maintain our existing compliance program, executive compliance committee and compliance committee of the Board of Directors; provide certain compliance training; continue screening new and current employees to ensure they are eligible to participate in federal health care programs; engage an IRO to perform certain auditing and reviews and prepare certain reports regarding our compliance with federal health care programs, our billing submissions to federal health care programs and our compliance and risk mitigation programs; and provide certain reports and management certifications to the OIG. Additionally, the CIA specifically required that we report substantial overpayments that we discovered we had received from federal health care programs, as well as probable violations of federal health care laws. The corporate integrity agreement had a term of five years that ended on April 21, 2019. We filed our final annual report on July 19, 2019. On May 5, 2020, the Company received notice from the OIG that the Company's five-year CIA with the OIG has been completed.
Third Party Audits - Ongoing
From time to time, in the ordinary course of business, we are subject to audits under various governmental programs including Recovery Audit Contractors (“RACs”), Zone Program Integrity Contractors (“ZPICs”), Uniform Program Integrity Contractors ("UPICs"), Program Safeguard Contractors (“PSCs”) and Medicaid Integrity Contributors (“MICs”) in which third party firms engaged by CMS conduct extensive reviews of claims data to identify potential improper payments. We cannot predict the ultimate outcome of any regulatory reviews or other governmental audits and investigations.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In July 2010, our subsidiary that provides hospice services in Florence, South Carolina received from a ZPIC a request for records regarding a sample of 30 beneficiaries who received services from the subsidiary during the period of January 1, 2008 through March 31, 2010 (the “Review Period”) to determine whether the underlying services met pertinent Medicare payment requirements. We acquired the hospice operations subject to this review on August 1, 2009; the Review Period covers time periods both before and after our ownership of these hospice operations. Based on the ZPIC’s findings for 16 beneficiaries, which were extrapolated to all claims for hospice services provided by the Florence subsidiary billed during the Review Period, on June 6, 2011, the Medicare Administrative Contractor (“MAC”) for the subsidiary issued a notice of overpayment seeking recovery from our subsidiary of an alleged overpayment. We dispute these findings, and our Florence subsidiary has filed appeals through the Original Medicare Standard Appeals Process, in which we are seeking to have those findings overturned. An administrative law judge ("ALJ") hearing was held in early January 2015. On January 18, 2016, we received a letter dated January 6, 2016 referencing the ALJ hearing decision for the overpayment issued on June 6, 2011. The decision was partially favorable with a new overpayment amount of $3.7 million with a balance owed of $5.6 million, including interest, based on 9 disputed claims (originally 16). We filed an appeal to the Medicare Appeals Council on the remaining 9 disputed claims and also argued that the statistical method used to select the sample was not valid. No assurances can be given as to the timing or outcome of the Medicare Appeals Council decision. As of March 31, 2020, Medicare has withheld payments of $5.7 million (including additional interest) as part of their standard procedures once this level of the appeal process has been reached. In the event we are not able to recoup this alleged overpayment, we are entitled to be indemnified by the prior owners of the hospice operations for amounts relating to the period prior to August 1, 2009. On January 10, 2019, an arbitration panel from the American Health Lawyers Association determined that the prior owners' liability for their indemnification obligation was $2.8 million. Accordingly, the Company reduced its indemnity receivable from $4.9 million to $2.8 million.
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
As of March 31, 2020, we have an accrued liability of approximately $17.4 million related to this matter. We expect to be indemnified by the prior owners for approximately $10.9 million of the total $12.6 million available indemnification related to this matter and have recorded this amount within other assets in our condensed consolidated balance sheet as of March 31, 2020. The net of these two amounts, $6.5 million, was recorded as a reduction in revenue in our condensed consolidated statements of operations during 2017. As of March 31, 2020, $1.5 million of receivables have been impacted by this payment suspension.

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

	For the Three-Month Period Ended March 31, 2020
	Home Health	Hospice	Personal Care	Other	Total
Net service revenue	$303.6	$169.4	$18.7	$—	$491.7
Cost of service, excluding depreciation and amortization	179.8	91.8	14.1	—	285.7
General and administrative expenses	75.7	38.7	3.4	39.0	156.8
Depreciation and amortization	1.0	0.6	—	3.7	5.3
Operating expenses	256.5	131.1	17.5	42.7	447.8
Operating income (loss)	$47.1	$38.3	$1.2	$(42.7)	$43.9

	For the Three-Month Period Ended March 31, 2019
	Home Health	Hospice	Personal Care	Other	Total
Net service revenue	$310.1	$137.0	$20.2	$—	$467.3
Cost of service, excluding depreciation and amortization	185.7	74.1	15.5	—	275.3
General and administrative expenses	71.4	29.0	3.1	41.3	144.8
Depreciation and amortization	1.0	0.4	0.1	1.4	2.9
Operating expenses	258.1	103.5	18.7	42.7	423.0
Operating income (loss)	$52.0	$33.5	$1.5	$(42.7)	$44.3

7. SHARE REPURCHASE
2019 Stock Repurchase Program
On February 25, 2019, we announced that our Board of Directors authorized a stock repurchase program, under which we may repurchase up to $100 million of our outstanding common stock through March 1, 2020.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Under the terms of the program, we were allowed to repurchase shares from time to time in open market transactions, block purchases or in private transactions in accordance with applicable federal securities laws and other legal requirements. We were allowed to enter into Rule 10b5-1 plans to effect some or all of the repurchases. The timing and the amount of the repurchases would be determined by management based on a number of factors, including but not limited to share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions and other factors.
We did not repurchase any shares pursuant to this stock repurchase program during the three-month periods ended March 31, 2020 or March 31, 2019. The stock repurchase program expired on March 1, 2020.
8. RELATED PARTY TRANSACTIONS
During 2018, we made a $7.0 million investment in Medalogix, a healthcare predictive data and analytics company; this investment is accounted for under the equity method. During the three-month period ended March 31, 2020, we incurred costs of approximately $0.6 million in connection with the usage of Medalogix's analytics platforms. We believe that the terms of these transactions are consistent with those negotiated at arm's length.
9. SUBSEQUENT EVENTS
Novel Coronavirus Pandemic ("COVID-19")
In March 2020, the World Health Organization declared COVID-19 a pandemic. As a healthcare at home company, we have been and will continue to be impacted by the effects of COVID-19; however, we remain committed to carrying out our mission of caring for our patients. We will continue to closely monitor the impact of COVID-19 on all aspects of our business, including the impacts to our employees, patients and suppliers; however, at this time, we are unable to estimate the ultimate impact the pandemic will have on our consolidated financial condition, results of operations or cash flows.
On March 27, 2020, the bipartisan Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into legislation. The CARES Act provides for $100 billion to healthcare providers, including hospitals on the front lines of the COVID-19 pandemic. Of this total allocated amount, $30 billion was distributed immediately to providers based on their proportionate share of Medicare fee-for-service reimbursements in 2019. Healthcare providers must sign an attestation confirming receipt of the funds and agree to the terms and conditions of payment. We received approximately $100 million from the first $30 billion of funds distributed to healthcare providers in April 2020. Consistent with the terms and conditions for receipt of the payment, we will utilize the funds to cover lost revenue and health care costs related to COVID-19, and we will properly and fully document the use of these funds in required quarterly reports to the U.S. Department of Health and Human Services ("HHS").
In order to properly attest to receipt of our payment, we are seeking clarity from HHS regarding the formula utilized to determine our receipt of funds and the total amount of funds available to us to be used towards lost revenue and health care expenses related to COVID-19. At this time, we have fully separated these funds into their own account and will not be utilizing any of them until additional clarity is received from HHS.
On April 24, 2020, HHS distributed an additional $20 billion in funds to healthcare providers. We did not receive, nor apply, for any additional funds from this second distribution.
Acquisitions
On April 23, 2020, we signed a definitive agreement to acquire Homecare Preferred Choice, Inc., doing business as AseraCare Hospice ("AseraCare Hospice"), a national hospice care provider with 44 locations, for a purchase price of $235 million in cash, inclusive of $32 million in payments related to the present value of the tax benefits created through the transaction (subject to customary adjustments at closing for working capital, cash indebtedness and transaction expenses). We will not use any of the funds we received from the CARES Act to fund the acquisition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition for the three-month period ended March 31, 2020. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included herein, and the consolidated financial statements and notes and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”) on February 19, 2020 (the “Form 10-K”), which are incorporated herein by this reference. Historical results that appear in the condensed consolidated financial statements should not be interpreted as being indicative of future operations.
Unless otherwise provided, “Amedisys,” “we,” “our,” and the “Company” refer to Amedisys, Inc. and our consolidated subsidiaries.
Overview
We are a provider of high-quality in-home healthcare and related services to the chronic, co-morbid, aging American population, with approximately 74% of our revenue derived from Medicare for the three-month periods ended March 31, 2020 and 2019.
Our operations involve servicing patients through our three reportable business segments: home health, hospice and personal care. Our home health segment delivers a wide range of services in the homes of individuals who may be recovering from an illness, injury or surgery. Our hospice segment provides care that is designed to provide comfort and support for those who are facing a terminal illness. Our personal care segment provides patients with assistance with the essential activities of daily living. As of March 31, 2020, we owned and operated 322 Medicare-certified home health care centers, 146 Medicare-certified hospice care centers and 12 personal-care care centers in 38 states within the United States and the District of Columbia.
Care Centers Summary (Includes Unconsolidated Joint Ventures)

	Home Health	Hospice	Personal Care
As of December 31, 2019	321	138	12
Acquisitions/Startups	1	9	—
Closed/Consolidated	—	(1)	—
As of March 31, 2020	322	146	12
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
Payment
In April 2020, the Centers for Medicare and Medicaid Services ("CMS") issued a proposed rule to update hospice payment rates and the wage index for fiscal year 2021. CMS estimates hospices serving Medicare beneficiaries would see an estimated 2.6% increase in payments. This increase is the result of a 3.0% market basket adjustment less a 0.4% productivity adjustment as required under the Patient Protection and Affordable Health Care Act and the Health Care and Education Reconciliation Act (collectively, "PPACA"). The rule also proposes changes to the hospice wage index by adopting the most recent Office of Management and Budget statistical area delineations with a five percent cap on wage index decreases. Finally, CMS proposed an increase in the aggregate cap amount by 2.6% to $30,743.86. Based on our analysis of the proposed rule, we expect our impact to be in line with the 2.6% increase.

The CMS Calendar Year 2020 Home Health Final Rule confirmed the implementation of the Patient-Driven Groupings Model ("PDGM") effective January 1, 2020 as well as the change in the unit of payment from a 60-day payment period to a 30-day payment period. Additionally, in an effort to eliminate fraud risks, CMS reduced requests for anticipated payment ("RAPs") for 2020 to 20% with the full elimination of RAPs in 2021. CMS estimated that the final rule would result in a 1.3% increase in payments to home health providers. The increase is the result of a statutorily mandated 1.5% market basket increase pursuant to the Bipartisan Budget Act of 2018, reduced by 0.2% for the rural add-on. In calculating the impact, CMS also assumed that the industry will make certain behavioral changes related to coding practices, low utilization payment adjustment ("LUPA") management and co-morbidities. As a result, CMS reduced reimbursement by 4.36%. We have estimated the impact of the final rule on us to be a reduction in revenue of 2.8%. Our current view is that we can offset the impact via a mix of appropriate behavioral changes and cost levers which include clinician mix and utilization. The timing of our ability to fully achieve these offsets may be impacted by the novel coronavirus pandemic.
Novel Coronavirus Pandemic ("COVID-19")
Our first quarter operations and financial performance were impacted by COVID-19. We began to experience the impacts on our operations during the second week of March, as we had declines in referral volumes and an increase in missed visits. Each of our business lines was impacted; however, the disruption was greatest in our home health segment, which experienced a referral low-point the week of April 5th. Since that time, we have seen a steady recovery in referral volumes and a corresponding drop in missed visits. In our hospice segment, our referrals hit their low-point the week of March 22nd. While hospice admission volumes have improved significantly, the slowdown in March will impact our average daily census during the second quarter of 2020. The financial impact of COVID-19 during the three-month period ended March 31, 2020 is discussed in further detail under "Results of Operations" below.
Due to the uncertainty created by COVID-19, we are unable to predict the pace of recovery, and therefore, are unable to estimate the ultimate impact the pandemic will have on our consolidated financial condition, results of operations or cash flows. The following factors could potentially impact the timing of recovery: the continued increase or decrease in the number of COVID-19 cases nationwide, the pace at which elective procedures begin and the utilization of these procedures, the return of patient confidence to enter a hospital or a doctor's office, the ability to access to our patients in their homes and in facilities, cost normalization around personal protective equipment ("PPE") and any future or prolonged shelter-in-place orders. Potential impacts of COVID-19 on our results include lower revenue, higher salary and wage expense related to quarantine pay and increased supply costs related to PPE. The impacts to revenue may consist of the following:
•lower volumes due to interruption of the operations of our referral sources and patients' unwillingness to accept services and
•lower reimbursement due to missed visits resulting in an increase in LUPAs and lost billing periods.
On March 27, 2020, the bipartisan Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into legislation. The CARES Act provides for the following:
•$100 billion to healthcare providers, including hospitals on the front lines of the COVID-19 pandemic, with the intent to help defray the significant healthcare-related expenses and lost revenue attributable to the pandemic. Of this total allocated amount, $30 billion was distributed immediately to providers based on their proportionate share of Medicare fee-for-service reimbursements in 2019. We received approximately $100 million from the CARES Act in April 2020; our ability to utilize and retain this amount will depend on the magnitude, timing and nature of the impact of the pandemic, as well as on the rules and requirements of the program.
•The temporary suspension of the automatic 2% reduction of Medicare claim reimbursements for the period of May 1 through December 31, 2020. We estimate the impact will increase our 2020 net service revenue by approximately $21 million.
•The deferral of the employer share of social security tax (6.2%), effective for payments due after the enactment date. Fifty percent of the deferred payroll taxes are due on December 31, 2021 with the remaining amounts due on December 31, 2022. We estimate the impact will increase our 2020 cash flow from operations by approximately $50 million.
•The temporary suspension of Medicare patient coverage criteria and documentation and care requirements and the expansion of telehealth in providing home health and hospice care to patients.
•The ability for non-physician practitioners to certify for home health, order home health services, establish and review plans of care and certify and recertify eligibility.
The well-being of our employees has been one of our top priorities during this pandemic. We have taken the following steps to support our employees: implemented up to 14 days of paid leave during any required quarantine periods; instituted work-from-home arrangements for our corporate and administrative support employees; allowed employees to temporarily suspend any 401(k) plan loan deductions; allowed employees to make a withdrawal from the 401(k) plan for coronavirus-related distributions without incurring the additional 10% early withdrawal penalty; granted access to Teladoc services to all employees and launched a COVID-19 Resource Center, which is updated daily with employee, clinical and operational resources.
The safety of our clinicians and patients has also been a focus, and as a result, we have made the following business changes: implemented a new clinical protocol requiring all clinicians to wear a surgical ear loop mask, at a minimum, on all visits performed; developed a COVID-19 positive patient treatment protocol and PPE policy for clinicians treating COVID-19 symptomatic and positive patients, which includes utilizing N-95 masks, gloves, gowns and face shields and also requires surgical masks to be worn by the patient; created a centralized distribution center for all critical PPE, allowing us to flex our inventory on a care center by care center basis, based on need and demand; sourced enough PPE to have four months of surgical masks, six months of N-95 masks, and one month of gowns with another two months of gowns on order. For all other critical PPE, we have an average of three months of inventory on hand and will be continuing to source more. We have had success in utilizing both traditional and non-traditional suppliers for our PPE needs. While we were very fortunate to secure the supplies needed, we faced significantly higher per unit cost for the purchase of PPE.
Acquisitions
On January 1, 2020, we acquired Asana Hospice ("Asana"), a hospice provider with locations in Pennsylvania, Ohio, Texas, Missouri and Kansas for a purchase price of $66.3 million, net of cash acquired.
On March 1, 2020, we acquired the regulatory assets of a home health provider in Washington for a purchase price of $3.0 million.
As we continue to focus on inorganic expansion in all three segments, we anticipate incurring acquisition and integration costs throughout 2020. During the three-month period ended March 31, 2020, we incurred approximately $2 million in costs related to various acquisitions and the integration of Compassionate Care Hospice ("CCH") and Asana.

Results of Operations
Three-Month Period Ended March 31, 2020 Compared to the Three-Month Period Ended March 31, 2019
Consolidated
The following table summarizes our consolidated results of operations (amounts in millions):

	For the Three-Month Periods Ended March 31,
	2020	2019
Net service revenue	$491.7	$467.3
Gross margin, excluding depreciation and amortization	206.0	192.0
% of revenue	41.9%	41.1%
Other operating expenses	156.8	144.8
% of revenue	31.9%	31.0%
Depreciation and amortization	5.3	2.9
Operating income	43.9	44.3
Total other expense	(2.5)	(1.8)
Income tax expense	(9.4)	(10.9)
Effective income tax rate	22.6%	25.6%
Net income	32.0	31.6
Net income attributable to noncontrolling interests	(0.2)	(0.3)
Net income attributable to Amedisys, Inc.	$31.8	$31.3
Overall, our operating income was relatively flat on a revenue increase of $24 million. Our results for the three-month period ended March 31, 2020 include the acquisitions of CCH on February 1, 2019, RoseRock Healthcare ("RoseRock") on April 1, 2019 and Asana on January 1, 2020. For the quarter, these acquisitions contributed approximately $53 million in revenue and an operating loss of approximately $2 million, which is inclusive of $2 million in acquisition and integration costs and $2 million in intangibles amortization. For the first quarter of 2019, our acquisitions contributed approximately $32 million in revenue and an operating loss of $2 million, which is inclusive of $6 million in acquisition and integration costs.
Our performance for the three-month period ended March 31, 2020 was impacted by disruption associated with COVID-19 and the transition to PDGM. Our home health segment experienced the largest revenue impact related to COVID-19, which reduced both volumes and reimbursement. Our home health segment was also impacted by the 2020 changes in reimbursement under PDGM; however, we were able to overcome a portion of the PDGM rate cut via changes in discipline mix and clinician utilization, which are described in more detail below. Our operating results also reflect a 0.9% increase in our other operating expenses as a percentage of revenue compared to prior year; this increase is inclusive of approximately $2 million and $6 million in acquisition and integration costs in 2020 and 2019, respectively. Excluding the acquisition and integration costs in 2020 and 2019, our other operating expenses as a percentage of revenue increased 1.8% compared to prior year due to the addition of resources to support growth (primarily business development employees), investments related to PDGM and planned wage increases.
Home Health Segment
The following table summarizes our home health segment results of operations:

	For the Three-Month Periods Ended March 31,
	2020	2019
Financial Information (in millions):
Medicare	$203.9	$213.4
Non-Medicare	99.7	96.7
Net service revenue	303.6	310.1
Cost of service	179.8	185.7
Gross margin	123.8	124.4
Other operating expenses	76.7	72.4
Operating income	$47.1	$52.0
Same Store Growth (1):
Medicare revenue	(4%)	4%
Non-Medicare revenue	3%	22%
Total admissions	3%	6%
Total volume (2)	1%	6%
Key Statistical Data - Total (3):
Admissions	85,975	83,969
Recertifications	40,541	41,795
Total volume	126,516	125,764

Medicare completed episodes (6)	75,636	75,483
Average Medicare revenue per completed episode (4) (6)	$2,734	$2,838
Medicare visits per completed episode (5) (6)	15.8	17.2

Visiting Clinician Cost per Visit	$84.01	$81.05
Clinical Manager Cost per Visit	$8.97	$8.01
Total Cost per Visit	$92.98	$89.06
Visits	1,933,445	2,085,088
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
(3) Total includes acquisitions and denovos.
(4) Average Medicare revenue per completed episode is the average Medicare revenue earned for each Medicare completed episode of care. Average Medicare revenue per completed episode for the three-month period ended March 31, 2020 reflects the transition to PDGM during the quarter and therefore includes reimbursement under both the 60-day episode of care (pre-PDGM) payment rate and the 30-day period of care (PDGM) payment rate.
(5) Medicare visits per completed episode are the home health Medicare visits on completed episodes divided by the home health Medicare episodes completed during the period.
(6) Prior year amounts have been recast to conform to the current year calculation.

Operating Results
Overall, our operating income decreased $5 million on a $7 million decrease in net service revenue and a $1 million decrease in gross margin. Our revenue and gross margin were impacted by both COVID-19 and the transition to PDGM. The COVID-19 pandemic impacted both volumes and reimbursement resulting in a decrease in net service revenue of $6 million and gross margin of $4 million; the gross margin impact is inclusive of additional costs related to clinician training, quarantine pay and the purchase of personal protective equipment. As expected, our revenue and gross margin were also impacted by the 2020 changes in reimbursement under PDGM, which resulted in a decrease in net service revenue and gross margin of approximately $6 million. We were able to overcome the majority of this rate cut via changes related to clinician utilization and discipline mix, which are described in more detail below. Lastly, our operating expenses increased as a result of the addition of resources to support volume growth, planned wage increases and investments related to PDGM.
Net Service Revenue
Our revenue decreased $7 million primarily due to the impact of the 2020 change in reimbursement under PDGM and COVID-19, partially offset by a 1% increase in total volume and a reduction in price concessions. We have estimated the impact of COVID-19 to be a reduction to revenue of approximately $6 million based on the decline in volume near the end of the quarter as well as an increase in LUPAs and lost billing periods resulting from missed visits related to COVID-19. We have estimated the impact of the 2020 change in reimbursement to be a reduction to revenue of $6 million. The 2020 change in reimbursement and the disruption related to COVID-19 are evident in our Medicare revenue per completed episode, which decreased 4%.
Cost of Service, Excluding Depreciation and Amortization
Our cost of service consists of costs associated with direct clinician care in the homes of our patients as well as the cost of clinical managers who monitor the overall delivery of care. Overall, our total cost of service decreased 3% on a 7% decrease in total visits driven by COVID-19 disruption, improvements in clinician utilization as evidenced by a decline of 1.4 visits per completed episode year over year, and optimization of discipline mix. These items were partially offset by a 4% increase in our total cost per visit, which was driven by planned wage increases, changes in our staffing model and approximately $1 million in costs associated with COVID-19 related to clinician training, quarantine pay and the purchase of personal protective equipment. In addition, a portion of our costs are fixed, so our cost per visit metric will increase as visits decline.
Other Operating Expenses
Other operating expenses increased approximately $4 million primarily due to an increase in salaries and benefits expense as a result of the addition of resources to support volume growth, planned wage increases and investments related to PDGM. Additionally, changes in our home health care center staffing resulted in a shift of some office staff from cost of service to other operating expenses totaling approximately $1 million.

Hospice Segment
The following table summarizes our hospice segment results of operations:

	For the Three-Month Periods Ended March 31,
	2020	2019
Financial Information (in millions):
Medicare	$160.5	$130.7
Non-Medicare	8.9	6.3
Net service revenue	169.4	137.0
Cost of service	91.8	74.1
Gross margin	77.6	62.9
Other operating expenses	39.3	29.4
Operating income	$38.3	$33.5
Same Store Growth (1):
Medicare revenue	5%	9%
Hospice admissions	1%	5%
Average daily census	4%	8%
Key Statistical Data - Total (2):
Hospice admissions	11,318	9,711
Average daily census	12,046	9,982
Revenue per day, net	$154.55	$152.56
Cost of service per day	$83.78	$82.43
Average discharge length of stay	98	98
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
Operating Results
On February 1, 2019, we acquired CCH, which owned and operated 53 hospice care centers. On April 1, 2019, we acquired RoseRock, which owned and operated one hospice care center. On January 1, 2020, we acquired Asana, which owned and operated eight hospice care centers. Acquisitions are included in our consolidated financial statements from their respective acquisition dates. As a result, our hospice segment operating results for 2020 and 2019 are not fully comparable.
Overall, our operating income increased $5 million on a $32 million increase in net service revenue. Our operating results for the quarter were positively impacted by continued growth and by our acquisitions. Our acquisitions contributed approximately $53 million in revenue and $5 million in operating income to our hospice segment's results for the three-month period ended March 31, 2020 and approximately $32 million in revenue and $5 million in operating income for the three-month period ended March 31, 2019. Our operating results were impacted by both COVID-19, as described in more detail below, and the 2020 change in reimbursement, which resulted in an increase in revenue of $1 million but a reduction in gross margin of less than $1 million for the quarter, as the majority of the revenue increase was passed through to our general inpatient and respite facilities.
Net Service Revenue
Our hospice revenue increased $32 million, approximately $21 million of which is attributable to our acquisition activity. The remaining $11 million increase is the result of a 4% increase in our average daily census, a 0.5% increase in reimbursement effective for services provided from October 1, 2019 and a reduction in our revenue price concessions. The impact of COVID-19 on our hospice segment was less than $1 million. We experienced a slight decline in admissions near the end of the quarter, but average daily census remained strong. A continued decline in admissions could have a negative impact on our future average daily census.

Cost of Service, Excluding Depreciation and Amortization
Our hospice cost of service increased $18 million, approximately $14 million of which is attributable to our acquisition activity. The remaining $4 million increase is primarily due to a 4% increase in average daily census, planned wage increases and an increase in our general inpatient and respite facility costs as the majority of the reimbursement increase, which became effective October 1, 2019, will be passed through to these facilities.
Other Operating Expenses
Other operating expenses increased $10 million, approximately $8 million of which is related to our acquisition activity. The remaining $2 million increase is due to increases in other care center related expenses, primarily salaries and benefits due to the addition of resources to support census growth and planned wage increases.
Personal Care Segment
The following table summarizes our personal care segment results of operations:

	For the Three-Month Periods Ended March 31,
	2020	2019
Financial Information (in millions):
Medicare	$—	$—
Non-Medicare	18.7	20.2
Net service revenue	18.7	20.2
Cost of service	14.1	15.5
Gross margin	4.6	4.7
Other operating expenses	3.4	3.2
Operating income	$1.2	$1.5
Key Statistical Data - Total (1):
Billable hours	752,077	833,617
Clients served	11,770	12,801
Shifts	333,464	376,182
Revenue per hour	$24.87	$24.19
Revenue per shift	$56.09	$53.60
Hours per shift	2.3	2.2
(1) Total includes acquisitions.
Operating Results
Operating income related to our personal care segment remained relatively flat as net service revenue and cost of service both decreased $1 million; other operating expenses also remained relatively flat. Throughout 2019, we made efforts to reduce lower margin shifts; while these efforts have resulted in lower volumes, they have led to a 130 basis point improvement in gross margin as a percentage of revenue. The net impact of COVID-19 on our personal care segment was minimal as the reduction in revenue was largely offset by a reduction in costs as most of our personal care employees are paid on an hourly basis.

Corporate
The following table summarizes our corporate results of operations:

	For the Three-Month Periods Ended March 31,
	2020	2019
Financial Information (in millions):
Other operating expenses	$39.0	$41.3
Depreciation and amortization	3.7	1.4
Total operating expenses	$42.7	$42.7
Corporate expenses consist of costs related to our executive management and corporate and administrative support functions, primarily information services, accounting, finance, billing and collections, legal, compliance, risk management, procurement, marketing, clinical administration, training, human resources and administration.
Corporate total operating expenses remained flat during the three-month period ended March 31, 2020 compared to 2019. Excluding the impact of our 2020 and 2019 acquisitions which includes corporate and administrative support functions, intangibles amortization and acquisition and integration costs, total operating expenses increased approximately $1 million which represents 3% of our $24 million increase in revenue. The increase is due to increased functional support, planned wage increases, fees related to our ClearCare partnership and lower gains on the sale of fleet vehicles in 2020 as compared to 2019; these items were partially offset by decreases in travel and training expense and IT-related expenses.

Liquidity and Capital Resources
Cash Flows
The following table summarizes our cash flows for the periods indicated (amounts in millions):

	For the Three-Month Periods Ended March 31,
	2020	2019
Cash provided by operating activities	$6.0	$20.1
Cash used in investing activities	(70.7)	(328.9)
Cash provided by financing activities	146.0	299.2
Net increase (decrease) in cash, cash equivalents and restricted cash	81.3	(9.6)
Cash, cash equivalents and restricted cash at beginning of period	96.5	20.2
Cash, cash equivalents and restricted cash at end of period	$177.8	$10.6
Cash provided by operating activities decreased $14.1 million during the three-month period ended March 31, 2020 compared to the three-month period ended March 31, 2019 primarily due to a decrease in our cash collections as result of our transition to PDGM.
Cash used in investing activities decreased $258.2 million during the three-month period ended March 31, 2020 compared to the three-month period ended March 31, 2019 as a result of our acquisition of CCH in 2019.
Cash provided by financing activities decreased $153.2 million during the three-month period ended March 31, 2020 compared to the three-month period ended March 31, 2019 primarily due to borrowings under our Amended Credit Agreement to fund the CCH acquisition in 2019.

Liquidity
Typically, our principal source of liquidity is the collection of our patient accounts receivable, primarily through the Medicare program. In addition to our collection of patient accounts receivable, from time to time, we can and do obtain additional sources of liquidity by the incurrence of additional indebtedness. In order to mitigate the risk of any cash availability issues related to COVID-19, we borrowed $150 million under our Amended Credit Agreement in March 2020. While we have experienced disruption in our business volume, we have not seen a change in our collection trends and remain confident in our ability to fund our operations.
During the three-month period ended March 31, 2020, we spent $1.4 million in capital expenditures as compared to $1.2 million during the three-month period ended March 31, 2019. Our capital expenditures for 2020 are expected to be approximately $6.0 million to $8.0 million, excluding the impact of any future acquisitions.
As of March 31, 2020, we had $174.8 million in cash and cash equivalents and $299.8 million in availability under our $550.0 million Revolving Credit Facility.
Based on our operating forecasts and our debt service requirements, we believe we will have sufficient liquidity to fund our operations, capital requirements and debt service requirements.
Outstanding Patient Accounts Receivable
Our patient accounts receivable increased $31.0 million from December 31, 2019 to March 31, 2020; $8.9 million of the increase is related to acquisition activity. We also experienced an increase related to the reduction in RAPs under PDGM. Our cash collection as a percentage of revenue was 102% and 101% for the three-month periods ended March 31, 2020 and 2019, respectively. Our days revenue outstanding at March 31, 2020 was 46.6 days which is an increase of 5.7 days from December 31, 2019 and an increase of 5.4 days from March 31, 2019. As anticipated, the transition to PDGM has negatively impacted our days revenue outstanding; the estimated impact is 5.9 days.
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
The following schedules detail our patient accounts receivable, by payor class, aged based upon initial date of service (amounts in millions, except days revenue outstanding):

	0-90	91-180	181-365	Over 365	Total
At March 31, 2020:
Medicare patient accounts receivable	$143.3	$12.6	$5.9	$1.2	$163.0
Other patient accounts receivable:
Medicaid	18.9	6.1	4.0	—	29.0
Private	69.6	5.2	1.8	—	76.6
Total	$88.5	$11.3	$5.8	$—	$105.6
Total patient accounts receivable					$268.6
Days revenue outstanding (1)					46.6
	0-90	91-180	181-365	Over 365	Total
At December 31, 2019:
Medicare patient accounts receivable	$115.2	$13.8	$6.8	$1.0	$136.8
Other patient accounts receivable:
Medicaid	22.6	5.7	4.0	—	32.3
Private	60.0	6.3	2.2	—	68.5
Total	$82.6	$12.0	$6.2	$—	$100.8
Total patient accounts receivable					$237.6
Days revenue outstanding (1)					40.9

(1)Our calculation of days revenue outstanding is derived by dividing our ending patient accounts receivable at March 31, 2020 and December 31, 2019 by our average daily patient revenue for the three-month periods ended March 31, 2020 and December 31, 2019, respectively.
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

Our weighted average interest rate for borrowings under our $550.0 million Revolving Credit Facility was 3.2% and 4.2% for the three-month periods ended March 31, 2020 and March 31, 2019, respectively. Our weighted average interest rate for borrowings under our $175.0 million Term Loan Facility was 3.2% for the three-month period ended March 31, 2020 and 4.2% for the period February 4, 2019 to March 31, 2019.
As of March 31, 2020, our consolidated leverage ratio was 1.5, our consolidated interest coverage ratio was 16.6 and we are in compliance with our covenants under the Amended Credit Agreement.
As of March 31, 2020, our availability under our $550.0 million Revolving Credit Facility was $299.8 million as we have $220.0 million outstanding in borrowings and $30.2 million outstanding in letters of credit.
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
Under the terms of the program, we were allowed to repurchase shares from time to time in open market transactions, block purchases or in private transactions in accordance with applicable federal securities laws and other legal requirements. We were allowed to enter into Rule 10b5-1 plans to effect some or all of the repurchases. The timing and the amount of the repurchases would be determined by management based on a number of factors, including but not limited to share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions and other factors.
We did not repurchase any shares pursuant to this stock repurchase program during the three-month periods ended March 31, 2020 or March 31, 2019. The stock repurchase program expired on March 1, 2020.

Inflation
We do not believe inflation has significantly impacted our results of operations.
Critical Accounting Estimates
See Part II, Item 7 – Critical Accounting Estimates and our consolidated financial statements and related notes in Part II, Item 8 of our 2019 Annual Report on Form 10-K, for accounting policies and related estimates we believe are the most critical to understanding our condensed consolidated financial statements, financial condition and results of operations and which require complex management judgment and assumptions, or involve uncertainties. These critical accounting estimates include revenue recognition and goodwill and other intangible assets. There have not been any changes to our significant accounting policies or their application since we filed our 2019 Annual Report on Form 10-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from fluctuations in interest rates. Our Revolving Credit Facility carries a floating interest rate which is tied to the Eurodollar rate (i.e. LIBOR) and the Prime Rate and therefore, our condensed consolidated statements of operations and our condensed consolidated statements of cash flows are exposed to changes in interest rates. As of March 31, 2020, the total amount of outstanding debt subject to interest rate fluctuations was $390.6 million. A 1.0% interest rate change would cause interest expense to change by approximately $3.9 million annually, assuming the Company makes no principal repayments.
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
In connection with the preparation of this Quarterly Report on Form 10-Q, as of March 31, 2020, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.
Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2020, the end of the period covered by this Quarterly Report.

Changes in Internal Controls
There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have occurred during the quarter ended March 31, 2020, that have materially impacted, or are reasonably likely to materially impact, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and, based on an evaluation of our controls and procedures, our principal executive officer and our principal financial officer concluded our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2020, the end of the period covered by this Quarterly Report.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 5 - Commitments and Contingencies to the condensed consolidated financial statements for information concerning our legal proceedings.
ITEM 1A. RISK FACTORS
There have been no material changes in the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2019, except for the risk factor below.
Our business may be materially adversely affected by the ongoing novel coronavirus ("COVID-19") pandemic.
The recent outbreak of the COVID-19 pandemic has resulted in a general economic downturn and volatility in the stock market and has also caused and may continue to cause a decrease in our patient volumes and revenues, an increase in costs and an inability to access our patients and referral sources and could lead to staffing and medical supply shortages, any of which, or a combination of which, could have a material adverse effect on our business and financial results. The ultimate impact of COVID-19, including the impact on our liquidity, financial condition and results of operations, is uncertain and will depend on many factors and future developments, which are highly uncertain and cannot be predicted at this time, including the severity, scope and length of time that the pandemic continues, its impact on the national and global economy, its effect on the demand for our services, our ability to ensure the safety of our patients and employees and the actions taken by federal, state and local authorities to contain or treat the COVID-19 pandemic.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides the information with respect to purchases made by us of shares of our common stock during each of the months during the three-month period ended March 31, 2020:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2020 to January 31, 2020	10,542		$173.73	—	$100,000,000
February 1, 2020 to February 29, 2020	6,651		196.79	—	100,000,000
March 1, 2020 to March 31, 2020	5,046		180.24	—	—
	22,239	(1)	$182.10	—	$—

(1)Includes shares of common stock surrendered to us by certain employees to satisfy tax withholding obligations in connection with the vesting of non-vested stock previously awarded to such employees under our 2008 and 2018 Omnibus Incentive Compensation Plans.
(2)On February 25, 2019, our Board of Directors authorized a share repurchase program, pursuant to which we could repurchase up to $100 million of our outstanding shares of common stock through March 1, 2020, when the share repurchase program expired.
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
Date: May 7, 2020