Form 10-Q
period 2020-06-30
AMEDISYS INC
filed 2020-07-29
CIK 896262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, is as follows: Common stock, $0.001 par value, 32,466,660 shares outstanding as of July 24, 2020.

1

2

SPECIAL CAUTION CONCERNING FORWARD-LOOKING STATEMENTS
When included in this Quarterly Report on Form 10-Q, or in other documents that we file with the Securities and Exchange Commission (“SEC”) or in statements made by or on behalf of the Company, words like “believes,” “belief,” “expects,” “strategy,”“plans,” “anticipates,” “intends,” “projects,” “estimates,” “may,” “might,” “could,” “would,” “should” and similar expressions are intended to identify forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a variety of risks and uncertainties that could cause actual results to differ materially from those described therein. These risks and uncertainties include, but are not limited to the following: the impact of the novel coronavirus pandemic ("COVID-19"), including the measures that have been and may be taken by governmental authorities to mitigate it, on our business, financial condition and results of operations, changes in or our failure to comply with existing federal and state laws or regulations or the inability to comply with new government regulations on a timely basis, changes in Medicare and other medical payment levels, our ability to open care centers, acquire additional care centers and integrate and operate these care centers effectively, competition in the healthcare industry, changes in the case mix of patients and payment methodologies, changes in estimates and judgments associated with critical accounting policies, our ability to maintain or establish new patient referral sources, our ability to consistently provide high-quality care, our ability to attract and retain qualified personnel, our ability to keep our patients and employees safe, changes in payments and covered services by federal and state governments, future cost containment initiatives undertaken by third-party payors, our access to financing, our ability to meet debt service requirements and comply with covenants in debt agreements, business disruptions due to natural disaster, acts of terrorism, widespread protests or civil unrest, our ability to integrate, manage and keep our information systems secure, our ability to realize the anticipated benefits of acquisitions, and changes in law or developments with respect to any litigation relating to the Company, including various other matters, many of which are beyond our control.
Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on any forward-looking statement as a prediction of future events. We expressly disclaim any obligation or undertaking and we do not intend to release publicly any updates or changes in our expectations concerning the forward-looking statements or any changes in events, conditions or circumstances upon which any forward-looking statement may be based, except as required by law. For a discussion of some of the factors discussed above as well as additional factors, see our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 19, 2020, particularly, Part I, Item 1A - Risk Factors therein, which are incorporated herein by reference, and Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q. Additional risk factors may also be described in reports that we file from time to time with the SEC.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMEDISYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	June 30, 2020 (unaudited)	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$177,278	$30,294
Restricted cash	3,049	66,196
Patient accounts receivable	249,030	237,596
Prepaid expenses	10,788	8,243
Other current assets	9,395	8,225
Total current assets	449,540	350,554
Property and equipment, net of accumulated depreciation of $100,963 and $96,137	25,007	28,113
Operating lease right of use assets	92,904	84,791
Goodwill	937,088	658,500
Intangible assets, net of accumulated amortization of $12,649 and $7,044	81,813	64,748
Deferred income taxes	25,463	21,427
Other assets	33,673	54,612
Total assets	$1,645,488	$1,262,745
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$33,383	$31,259
Payroll and employee benefits	128,275	120,877
Accrued expenses	169,722	137,111
Provider relief fund advance	70,000	—
Current portion of long-term obligations	10,718	9,927
Current portion of operating lease liabilities	29,950	27,769
Total current liabilities	442,048	326,943
Long-term obligations, less current portion	392,713	232,256
Operating lease liabilities, less current portion	61,611	56,128
Other long-term obligations	26,857	5,905
Total liabilities	923,229	621,232
Commitments and Contingencies—Note 5
Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized; 36,831,298 and 36,638,021 shares issued; and 32,442,719 and 32,284,051 shares outstanding	37	37
Additional paid-in capital	665,580	645,256
Treasury stock, at cost 4,388,579 and 4,353,970 shares of common stock	(257,625)	(251,241)
Accumulated other comprehensive income	—	15
Retained earnings	312,859	246,383
Total Amedisys, Inc. stockholders’ equity	720,851	640,450
Noncontrolling interests	1,408	1,063
Total equity	722,259	641,513
Total liabilities and equity	$1,645,488	$1,262,745
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	For the Three-Month Periods Ended June 30,		For the Six-Month Periods Ended June 30,
	2020	2019	2020	2019
Net service revenue	$485,059	$492,984	$976,744	$960,324
Other operating income	22,780	—	22,780	—
Cost of service, excluding depreciation and amortization	295,228	290,752	580,965	566,026
General and administrative expenses:
Salaries and benefits	105,617	98,356	207,183	193,186
Non-cash compensation	6,725	5,538	12,634	12,153
Other	44,003	48,408	93,268	91,810
Depreciation and amortization	6,334	5,179	11,672	8,074
Operating expenses	457,907	448,233	905,722	871,249
Operating income	49,932	44,751	93,802	89,075
Other income (expense):
Interest income	214	20	227	44
Interest expense	(2,752)	(4,332)	(5,983)	(7,681)
Equity in earnings from equity method investments	487	3,716	964	4,932
Miscellaneous, net	(2,703)	193	(2,440)	429
Total other expense, net	(4,754)	(403)	(7,232)	(2,276)
Income before income taxes	45,178	44,348	86,570	86,799
Income tax expense	(10,031)	(10,308)	(19,377)	(21,186)
Net income	35,147	34,040	67,193	65,613
Net income attributable to noncontrolling interests	(473)	(298)	(717)	(567)
Net income attributable to Amedisys, Inc.	$34,674	$33,742	$66,476	$65,046
Basic earnings per common share:
Net income attributable to Amedisys, Inc. common stockholders	$1.07	$1.05	$2.05	$2.03
Weighted average shares outstanding	32,412	32,075	32,371	32,038
Diluted earnings per common share:
Net income attributable to Amedisys, Inc. common stockholders	$1.04	$1.02	$2.00	$1.98
Weighted average shares outstanding	33,285	32,933	33,259	32,913
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except common stock shares)
(Unaudited)

	For the Three-Months Ended June 30, 2020
	Total	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests
		Shares	Amount
Balance, March 31, 2020	$680,144	36,746,554	$37	$656,266	$(255,291)	$—	$278,185	$947
Issuance of stock – employee stock purchase plan	826	5,295	—	826	—	—	—	—
Issuance/(cancellation) of non-vested stock	—	29,461	—	—	—	—	—	—
Exercise of stock options	1,763	49,988	—	1,763	—	—	—	—
Non-cash compensation	6,725	—	—	6,725	—	—	—	—
Surrendered shares	(2,334)	—	—	—	(2,334)	—	—	—
Noncontrolling interest distribution	(12)	—	—	—	—	—	—	(12)
Net income	35,147	—	—	—	—	—	34,674	473
Balance, June 30, 2020	$722,259	36,831,298	$37	$665,580	$(257,625)	$—	$312,859	$1,408

	For the Three-Months Ended June 30, 2019
	Total	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests
		Shares	Amount
Balance, March 31, 2019	$521,200	36,337,743	$36	$613,714	$(244,373)	$15	$150,854	$954
Issuance of stock – employee stock purchase plan	752	7,181	—	752	—	—	—	—
Issuance of stock – 401(k) plan	2,318	18,811	—	2,318	—	—	—	—
Issuance/(cancellation) of non-vested stock	—	46,019	—	—	—	—	—	—
Exercise of stock options	987	35,837	—	987	—	—	—	—
Non-cash compensation	5,538	—	—	5,538	—	—	—	—
Surrendered shares	(1,802)	—	—	—	(1,802)	—	—	—
Noncontrolling interest distribution	(91)	—	—	—	—	—	—	(91)
Net income	34,040	—	—	—	—	—	33,742	298
Balance, June 30, 2019	$562,942	36,445,591	$36	$623,309	$(246,175)	$15	$184,596	$1,161

	For the Six-Months Ended June 30, 2020
	Total	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests
		Shares	Amount
Balance, December 31, 2019	$641,513	36,638,021	$37	$645,256	$(251,241)	$15	$246,383	$1,063
Issuance of stock – employee stock purchase plan	1,686	11,358	—	1,686	—	—	—	—
Issuance of stock – 401(k) plan	3,057	18,312	—	3,057	—	—	—	—
Issuance/(cancellation) of non-vested stock	—	84,884	—	—	—	—	—	—
Exercise of stock options	2,947	78,723	—	2,947	—	—	—	—
Non-cash compensation	12,634	—	—	12,634	—	—	—	—
Surrendered shares	(6,384)	—	—	—	(6,384)	—	—	—
Noncontrolling interest distribution	(372)	—	—	—	—	—	—	(372)
Write-off of other comprehensive income	(15)	—	—	—	—	(15)	—	—
Net income	67,193	—	—	—	—	—	66,476	717
Balance, June 30, 2020	$722,259	36,831,298	$37	$665,580	$(257,625)	$—	$312,859	$1,408

	For the Six-Months Ended June 30, 2019
	Total	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests
		Shares	Amount
Balance, December 31, 2018	$482,633	36,252,280	$36	$603,666	$(241,685)	$15	$119,550	$1,051
Issuance of stock – employee stock purchase plan	1,534	15,037	—	1,534	—	—	—	—
Issuance of stock – 401(k) plan	4,613	38,402	—	4,613	—	—	—	—
Issuance/(cancellation) of non-vested stock	—	97,181	—	—	—	—	—	—
Exercise of stock options	1,343	42,691	—	1,343	—	—	—	—
Non-cash compensation	12,153	—	—	12,153	—	—	—	—
Surrendered shares	(4,490)	—	—	—	(4,490)	—	—	—
Noncontrolling interest distribution	(457)	—	—	—	—	—	—	(457)
Net income	65,613	—	—	—	—	—	65,046	567
Balance, June 30, 2019	$562,942	36,445,591	$36	$623,309	$(246,175)	$15	$184,596	$1,161
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Six-Month Periods Ended June 30,
	2020	2019
Cash Flows from Operating Activities:
Net income	$67,193	$65,613
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,672	8,074
Non-cash compensation	12,634	12,153
Non-cash 401(k) employer match	—	4,686
Amortization and impairment of operating lease right of use assets	18,558	17,495
Gain on disposal of property and equipment	(94)	(2)
Loss on sale of equity method investment	2,980	—
Write-off of other comprehensive income	(15)	—
Deferred income taxes	(4,036)	5,875
Equity in earnings from equity method investments	(964)	(4,932)
Amortization of deferred debt issuance costs/debt discount	437	433
Return on equity investment	2,744	842
Changes in operating assets and liabilities, net of impact of acquisitions:
Patient accounts receivable	8,997	(24,165)
Other current assets	(3,469)	(8,343)
Other assets	(675)	(56)
Accounts payable	(6,452)	(9,475)
Accrued expenses	27,990	29,262
Other long-term obligations	20,746	(181)
Operating lease liabilities	(16,365)	(16,200)
Operating lease right of use assets	(1,924)	(1,754)
Net cash provided by operating activities	139,957	79,325
Cash Flows from Investing Activities:
Proceeds from sale of deferred compensation plan assets	21	213
Proceeds from the sale of property and equipment	80	146
Purchases of property and equipment	(1,701)	(2,693)
Investments in equity method investees	(875)	(210)
Proceeds from sale of equity method investment	17,876	—
Acquisitions of businesses, net of cash acquired	(299,723)	(345,414)
Net cash used in investing activities	(284,322)	(347,958)
Cash Flows from Financing Activities:
Proceeds from issuance of stock upon exercise of stock options	2,947	1,343
Proceeds from issuance of stock to employee stock purchase plan	1,686	1,534
Shares withheld to pay taxes on non-cash compensation	(6,384)	(4,490)
Noncontrolling interest distribution	(372)	(457)
Proceeds from borrowings under term loan	—	175,000
Proceeds from borrowings under revolving line of credit	424,500	184,500
Repayments of borrowings under revolving line of credit	(259,500)	(92,000)
Principal payments of long-term obligations	(4,675)	(2,277)
Debt issuance costs	—	(847)
Provider relief fund advance	70,000	—
Net cash provided by financing activities	228,202	262,306
Net increase (decrease) in cash, cash equivalents and restricted cash	83,837	(6,327)
Cash, cash equivalents and restricted cash at beginning of period	96,490	20,229
Cash, cash equivalents and restricted cash at end of period	$180,327	$13,902

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$3,292	$4,187
Cash paid for income taxes, net of refunds received	$8,153	$7,849
Cash paid for operating lease liabilities	$18,289	$17,954
Cash paid for finance lease liabilities	$986	$792
Supplemental Disclosures of Non-Cash Activity:
Right of use assets obtained in exchange for operating lease liabilities	$18,891	$102,231
Right of use assets obtained in exchange for finance lease liabilities	$487	$1,806
Reductions to right of use assets resulting from reductions to operating lease liabilities	$407	$911
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. NATURE OF OPERATIONS, CONSOLIDATION AND PRESENTATION OF FINANCIAL STATEMENTS
Amedisys, Inc., a Delaware corporation, (together with its consolidated subsidiaries, referred to herein as “Amedisys,” “we,” “us,” or “our”) is a multi-state provider of home health, hospice and personal care services with approximately 74% of our revenue derived from Medicare for the three and six-month periods ended June 30, 2020 and 2019. As of June 30, 2020, we owned and operated 322 Medicare-certified home health care centers, 190 Medicare-certified hospice care centers and 14 personal-care care centers in 39 states within the United States and the District of Columbia.
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
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326), which provides guidance for measuring credit losses on financial instruments. Our adoption of this standard on January 1, 2020 did not have a material effect on our condensed consolidated financial statements.
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
We account for investments in entities in which we have the ability to exercise significant influence under the equity method if we hold 50% or less of the voting stock and the entity is not a variable interest entity in which we are the primary beneficiary. During the three-month period ended June 30, 2020, we sold our investment in the Heritage Healthcare Innovation Fund, LP via a secondary transaction for $17.9 million which resulted in a $3.0 million loss which is reflected in miscellaneous, net within our condensed consolidated statements of operations. The Company's original investment was made in 2010 and no longer fits within our strategic areas of focus. Proceeds from the sale will be used to pay down debt or fund future capital needs. The book value of investments that we account for under the equity method of accounting was $13.9 million and $35.7 million as of June 30, 2020 and December 31, 2019, respectively, and is reflected in other assets within our condensed consolidated balance sheet.
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

Non-contractual revenue adjustments are recorded for self-pay, uninsured patients and other payors by major payor class based on our historical collection experience, aged accounts receivable by payor and current economic conditions. The non-contractual revenue adjustments represent the difference between amounts billed and amounts we expect to collect based on our collection history with similar payors. The Company assesses its ability to collect for the healthcare services provided at the time of patient admission based on the Company's verification of the patient's insurance coverage under Medicare, Medicaid, and other commercial or managed care insurance programs. Medicare represents approximately 74% of the Company's consolidated net service revenue for the three and six-month periods ended June 30, 2020 and 2019.

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

Revenue by payor class as a percentage of total net service revenue is as follows:

	For the Three-Month Periods Ended June 30,		For the Six-Month Periods Ended June 30,
	2020	2019	2020	2019
Home Health:
Medicare	40%	44%	41%	45%
Non-Medicare - Episodic-based	6%	9%	6%	9%
Non-Medicare - Non-episodic based	14%	12%	14%	12%
Hospice (1):
Medicare	34%	30%	33%	29%
Non-Medicare	2%	1%	2%	1%
Personal Care	4%	4%	4%	4%
	100%	100%	100%	100%
(1) Acquired Compassionate Care Hospice on February 1, 2019, RoseRock Healthcare on April 1, 2019, Asana Hospice on January 1, 2020 and AseraCare on June 1, 2020.

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
As noted above, under PDGM, we are now reimbursed for 30-day periods of care rather than 60-day episodes of care. ASC 606 notes that if an entity has a right to consideration from a customer in an amount that corresponds directly with the value of the entity’s performance completed to date, the entity may recognize revenue in the amount to which the entity has a right to invoice. We have elected to apply the "right to invoice” practical expedient and therefore, our revenue recognition is based on the reimbursement we are entitled to for each 30-day payment period. We utilize our historical average length of stay for each 30-day period of care as the measure of progress towards the satisfaction of our performance obligation.
A portion of reimbursement from each Medicare episode is billed near the start of each 30-day period of care, and cash is typically received before all services are rendered. Any cash received from Medicare for a request for anticipated payment (“RAP”) for a 30-day period of care that exceeds the associated revenue earned is recorded to accrued expenses within our condensed consolidated balance sheet.
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
Hospice Revenue Recognition
Hospice Medicare Revenue
Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the estimated payment rates. The estimated payment rates are predetermined daily or hourly rates for each of the four levels of care we deliver. The four levels of care are routine care, general inpatient care, continuous home care and respite care. Routine care accounted for 98% of our total net Medicare hospice service revenue for the three and six-month periods ended June 30, 2020 and 99% and 98% of our total net Medicare hospice service revenue for the three and six-month periods ended June 30, 2019. There are two separate payment rates for routine care: payments for the first 60 days of care and care beyond 60 days. In addition to the two routine rates, we may also receive a service intensity add-on (“SIA”). The SIA is based on visits made in the last seven days of life by a registered nurse (“RN”) or medical social worker (“MSW”) for patients in a routine level of care.
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
Additionally, our hospice service revenue is subject to certain limitations on payments from Medicare which are considered variable consideration. We are subject to an inpatient cap limit and an overall Medicare payment cap for each provider number. We monitor these caps on a provider-by-provider basis and estimate amounts due back to Medicare if we estimate a cap has been exceeded. We record these adjustments as a reduction to revenue and an increase in accrued expenses within our condensed consolidated balance sheet. Providers are required to self-report and pay their estimated cap liability by February 28th of the following year. As of June 30, 2020, we have recorded $8.1 million for estimated amounts due back to Medicare in accrued expenses for the Federal cap years ended October 31, 2013 through September 30, 2020; $2.0 million of this balance was acquired with the AseraCare acquisition. As of December 31, 2019, we had recorded $5.7 million for estimated amounts due back to Medicare in accrued expenses for the Federal cap years ended October 31, 2013 through September 30, 2020.
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
Government Grants
In the absence of specific guidance to account for government grants under U.S. GAAP, we have decided to account for government grants in accordance with International Accounting Standard ("IAS") 20, Accounting for Government Grants and Disclosure of Government Assistance, and as such, we recognize grant income on a systematic basis in line with the recognition of expenses or the loss of revenues for which the grants are intended to compensate. We recognize grants once both of the following conditions are met: (1) we are able to comply with the relevant conditions of the grant and (2) the grant will be received.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the three-month period ended June 30, 2020, our home health and hospice segments received approximately $100 million from the CARES Act Provider Relief Fund, which is inclusive of $2 million related to our equity method investments (see Note 9 - Novel Coronavirus Pandemic ("COVID-19") for additional information). We also acquired approximately $5 million of CARES Act funds in connection with the acquisition of AseraCare Hospice. The terms and conditions note that the funds received can be used for health care related expenses or lost revenues that are attributable to coronavirus. As of June 30, 2020, for our wholly-owned subsidiaries, we have decided to only utilize grant funds to the extent that we have qualifying COVID-19 expenses. Accordingly, for our wholly-owned subsidiaries, we will not be using the funds to cover lost revenues resulting from COVID-19 during the six-month period ended June 30, 2020. The income associated with the COVID-19 expenses incurred by our home health and hospice segments to date, which total $22 million, is reflected within other operating income in our condensed consolidated statements of operations. While we anticipate incurring additional COVID-19 expenses in the future, we currently do not believe that we will fully utilize the funds received; therefore, we have recorded a liability related to the funds that we do not expect to utilize totaling $70 million which is reflected in the Provider Relief Fund Advance account in current liabilities within our condensed consolidated balance sheet. Funds that we intend to use in the future to cover COVID-19 expenses, which we have estimated to be approximately $11 million, have been recorded to a deferred liability account within accrued expenses in our condensed consolidated balance sheet. These estimates may change as our ability to utilize and retain the funds will depend on the magnitude, timing and nature of the impact of the pandemic. We do not intend to return any funds until the end of the public health emergency or as otherwise instructed by the U.S. Department of Health and Human Services ("HHS").
Our personal care segment received funds from the Mass Home Care ASAP COVID-19 Provider Sustainability Program totaling less than $1 million. We will be using these funds to cover COVID-19 expenses as well. The income is reflected within other operating income in our condensed consolidated statements of operations.
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include certificates of deposit and all highly liquid debt instruments with maturities of three months or less when purchased. Our cash balance as of June 30, 2020 includes $103 million associated with the CARES Act Provider Relief Fund. We separated these funds into their own account and will only transfer the funds to our operating account once we have incurred expenses that comply with the Provider Relief Fund terms and conditions. Restricted cash includes cash that is not available for ordinary business use. As of June 30, 2020, we had $3.0 million of restricted cash that was placed into escrow accounts related to the potential indemnity and working capital adjustment provisions within the Asana Hospice and AseraCare Hospice purchase agreements ($1.5 million and $1.0 million, respectively) and to secure the purchase of personal protective equipment from new suppliers in response to COVID-19 ($0.5 million).
Patient Accounts Receivable
We report accounts receivable from services rendered at their estimated transaction price, which includes contractual and non-contractual revenue adjustments based on the amounts expected to be due from payors. Our patient accounts receivable are uncollateralized and consist of amounts due from Medicare, Medicaid, other third-party payors and patients. As of June 30, 2020, there is only one single payor, other than Medicare, that accounts for more than 10% of our total outstanding patient receivables (approximately 10.1%). Thus, we believe there are no other significant concentrations of receivables that would subject us to any significant credit risk in the collection of our patient accounts receivable. We write off accounts on a monthly basis once we have exhausted our collection efforts and deem an account to be uncollectible. We believe the collectibility risk associated with our Medicare accounts, which represent 60% and 58% of our patient accounts receivable at June 30, 2020 and December 31, 2019, respectively, is limited due to our historical collection rate of over 99% from Medicare and the fact that Medicare is a U.S. government payor.
We do not believe there are any significant concentrations of revenues from any payor that would subject us to any significant credit risk in the collection of our accounts receivable.
Medicare Home Health
For our home health patients, our pre-billing process includes verifying that we are eligible for payment from Medicare for the services that we provide to our patients. Our Medicare billing begins with a process to ensure that our billings are accurate through the utilization of an electronic Medicare claim review. We submit a RAP for 20% of our estimated payment for each 30-day period of care. The full amount of the payment for each 30-day period of care is billed after the period of care has been completed (“final billed”). The RAP received for that billing period is then deducted from our final payment. If a final bill is not

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

submitted within the greater of 90 days from the start of the 30-day period of care, or 60 days from the date the RAP was paid, any RAPs received for that billing period will be recouped by Medicare from any other claims in process for that particular provider number. The RAP claim must then be resubmitted. CMS has mandated the full elimination of RAPs in 2021.
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
Fair Value of Financial Instruments
The following details our financial instruments where the carrying value and the fair value differ (amounts in millions):

	Fair Value at Reporting Date Using
Financial Instrument	Carrying Value as of June 30, 2020	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term obligations	$403.6	$—	$404.1	$—

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

	For the Three- Month Periods Ended June 30,		For the Six- Month Periods Ended June 30,
	2020	2019	2020	2019
Weighted average number of shares outstanding - basic	32,412	32,075	32,371	32,038
Effect of dilutive securities:
Stock options	570	537	582	548
Non-vested stock and stock units	303	321	306	327
Weighted average number of shares outstanding - diluted	33,285	32,933	33,259	32,913
Anti-dilutive securities	14	159	21	143
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
On April 18, 2020, we acquired the regulatory assets of a home health provider in Kentucky for a purchase price of $0.7 million. The purchase price was paid with cash on hand on the date of the transaction. Based on the Company's preliminary valuation, we recorded goodwill of $0.5 million and other intangibles (certificate of need) of $0.2 million in connection with the acquisition.
Hospice Division
On January 1, 2020, we acquired Asana Hospice ("Asana"), a hospice provider with locations in Pennsylvania, Ohio, Texas, Missouri and Kansas for a purchase price of $66.3 million, net of cash acquired of $0.7 million. Under the purchase agreement, the purchase price is subject to a net working capital adjustment, whereby the purchase price will be adjusted to the extent the actual net working capital of Asana as of the closing differs from the required net working capital under the purchase

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

agreement. The net working capital adjustment, which was finalized during the three-month period ended June 30, 2020, reduced the purchase price by $0.7 million, from $66.3 million to $65.6 million.
The Company is in the process of finalizing its valuation of the assets acquired and liabilities assumed. During the three-month period ended June 30, 2020, we recorded measurement period adjustments based on changes to management's estimates and assumptions related to the assets acquired and liabilities assumed. Based on the Company's preliminary valuation, the total estimated consideration of $65.6 million has been allocated to assets acquired and liabilities assumed as of the acquisition date as follows (amounts in millions):

Amount
Patient accounts receivable	$5.7
Property and equipment	0.2
Operating lease right of use assets	0.9
Intangible assets	5.6
Total assets acquired	12.4
Accounts payable	(3.1)
Payroll and employee benefits	(1.5)
Accrued expenses	(0.3)
Operating lease liabilities	(0.9)
Total liabilities assumed	(5.8)
Net identifiable assets acquired	6.6
Goodwill	59.0
Total estimated consideration	$65.6

Intangible assets acquired include licenses ($2.0 million), acquired names ($1.3 million) and non-compete agreements ($2.3 million). The acquired names and non-compete agreements will be amortized over a weighted-average period of 2.0 years.
Asana contributed approximately $7.1 million in net service revenue and an operating loss of $0.9 million (inclusive of acquisition and integration costs totaling $0.3 million and intangibles amortization totaling $1.0 million) during the three-month period ended June 30, 2020 and $14.4 million in net service revenue and an operating loss of $2.2 million (inclusive of acquisition and integration costs totaling $1.4 million and intangibles amortization totaling $1.4 million) during the six-month period ended June 30, 2020.
On June 1, 2020, we acquired Homecare Preferred Choice, Inc., doing business as AseraCare Hospice ("AseraCare"), a national hospice care provider with 44 locations, for a purchase price of $230.4 million, net of cash acquired and inclusive of a $32 million tax asset.
Under the purchase agreement, the purchase price is subject to a net working capital adjustment, whereby the purchase price will be adjusted to the extent the actual net working capital of AseraCare as of the closing differs from the required net working capital under the purchase agreement. The net working capital adjustment will be finalized during the third quarter of 2020.
The Company is in the process of reviewing the fair value of the assets acquired and liabilities assumed. We have estimated the fair value of acquired names and licenses based on the values assigned in prior acquisitions. These amounts, along with the value of non-compete agreements, will be adjusted upon receipt of the final valuation report. Based on the Company's preliminary valuation, the total estimated consideration of $230.4 million has been allocated to assets acquired and liabilities assumed as of the acquisition date as follows (amounts in millions):

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Amount
Patient accounts receivable	$14.7
Prepaid expenses	0.9
Property and equipment	0.6
Operating lease right of use assets	5.4
Intangible assets	16.7
Other assets	0.2
Total assets acquired	38.5
Accounts payable	(5.5)
Payroll and employee benefits	(6.4)
Accrued expenses	(6.9)
Operating lease liabilities	(5.4)
Other long-term obligations	(0.2)
Total liabilities assumed	(24.4)
Net identifiable assets acquired	14.1
Goodwill	216.3
Total estimated consideration	$230.4

Intangible assets acquired include licenses ($10.2 million), acquired names ($5.8 million) and favorable lease contracts ($0.7 million). The acquired names will be amortized over a weighted-average period of 2.0 years. We recorded unfavorable lease contracts of $0.2 million in other long-term obligations within our condensed consolidated balance sheet as of June 30, 2020.
AseraCare contributed approximately $9.2 million in net service revenue and an operating loss of $3.0 million (inclusive of acquisition and integration costs totaling $3.3 million and intangibles amortization totaling $0.2 million) during the three and six-month periods ended June 30, 2020.
The following table contains unaudited pro forma condensed consolidated statement of operations information for the three and six-month periods ended June 30, 2020 and 2019 assuming that the AseraCare acquisition closed on January 1, 2019 (amounts in millions, except per share data). The pro forma financial information includes various assumptions, including those related to the preliminary purchase price allocation of assets acquired and liabilities assumed. The pro forma financial information may vary in future quarters based on the final valuations and analysis of the fair value of the assets acquired and liabilities assumed.

	For the Three- Month Periods Ended June 30,		For the Six- Month Periods Ended June 30,
	2020	2019	2020	2019
Net service revenue	$504.3	$523.6	$1,025.3	$1,020.5
Operating income	51.9	44.9	94.8	88.8
Net income attributable to Amedisys Inc.	35.5	32.0	65.1	61.1
Basic earnings per share	1.09	1.00	2.01	1.91
Diluted earnings per share	1.07	0.97	1.96	1.86

The pro forma information presented above includes adjustments for (i) amortization of identifiable intangible assets, (ii) interest on additional debt required to fund the acquisition, (iii) non-recurring transaction costs and (iv) income taxes based on the Company's statutory tax rate. This pro forma information is presented for illustrative purposes only and may not be

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

indicative of the results of operations that would have actually occurred. In addition, future results may vary significantly from the results reflected in the pro forma information.
4. LONG-TERM OBLIGATIONS
Long-term debt consists of the following for the periods indicated (amounts in millions):

	June 30, 2020	December 31, 2019
$175.0 million Term Loan; interest rate at Base Rate plus Applicable Rate or Eurodollar Rate plus Applicable Rate (1.7% at June 30, 2020); due February 4, 2024	$168.4	$171.7
$550.0 million Revolving Credit Facility; interest only payments; interest rate at Base Rate plus Applicable Rate or Eurodollar Rate plus Applicable Rate (1.7% at June 30, 2020); due February 4, 2024	235.0	70.0
Promissory notes	0.2	0.6
Finance leases	2.9	3.4
Principal amount of long-term obligations	406.5	245.7
Deferred debt issuance costs	(3.1)	(3.5)
	403.4	242.2
Current portion of long-term obligations	(10.7)	(9.9)
Total	$392.7	$232.3

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

The loans issued under the Credit Facility bear interest on a per annum basis, at our election, at either: (i) the Base Rate plus the Applicable Rate or (ii) the Eurodollar Rate plus the Applicable Rate. The “Base Rate” means a fluctuating rate per annum equal to the highest of (a) the federal funds rate plus 0.50% per annum, (b) the prime rate of interest established by the Administrative Agent, and (c) the Eurodollar Rate plus 1% per annum. The “Eurodollar Rate” means the quoted rate per annum equal to the London Interbank Offered Rate (“LIBOR”) or a comparable successor rate approved by the Administrative Agent for an interest period of one, two, three or six months (as selected by us). The “Applicable Rate” is based on the consolidated leverage ratio and is presented in the table below. As of June 30, 2020, the Applicable Rate is 0.50% per annum for Base Rate loans and 1.50% per annum for Eurodollar Rate loans. We are also subject to a commitment fee and letter of credit fee under the terms of the Amended Credit Agreement, as presented in the table below.

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

Our weighted average interest rate for borrowings under our $550.0 million Revolving Credit Facility was 2.1% and 2.5% for the three and six-month periods ended June 30, 2020, respectively, and 4.0% for the three and six-month periods ended June 30, 2019. Our weighted average interest rate for borrowings under our $175.0 million Term Loan Facility was 2.0% and 2.6% for the three and six-month periods ended June 30, 2020, respectively, and 4.0% for the three-month period ended June 30, 2019 and for the period February 4, 2019 to June 30, 2019.
As of June 30, 2020, our consolidated leverage ratio was 1.3, our consolidated interest coverage ratio was 14.8 and we are in compliance with our covenants under the Amended Credit Agreement. In the event we are not in compliance with our debt covenants in the future, we would pursue various alternatives in an attempt to successfully resolve the non-compliance, which might include, among other things, seeking debt covenant waivers or amendments.
As of June 30, 2020, our availability under our $550.0 million Revolving Credit Facility was $286.2 million as we have $235.0 million outstanding in borrowings and $28.8 million outstanding in letters of credit.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Joinder Agreements

In connection with the CCH acquisition, we entered into a Joinder Agreement, dated as of February 4, 2019 (the “CCH Joinder”), pursuant to which CCH and its subsidiaries were made parties to, and became subject to the terms and conditions of, the Amended Credit Agreement, the Amended and Restated Security Agreement, dated as of June 29, 2018 (the “Amended and Restated Security Agreement”), and the Amended and Restated Pledge Agreement, dated as of June 29, 2018 (the “Amended and Restated Pledge Agreement”). In connection with the AseraCare acquisition, we entered into a Joinder Agreement, dated as of June 12, 2020, pursuant to which the AseraCare entities were made parties to, and became subject to the terms and conditions of, the Amended Credit Agreement, the Amended and Restated Security Agreement and the Amended and Restated Pledge Agreement (the “AseraCare Joinder,” and together with the CCH Joinder, the “Joinders”). Pursuant to the Joinders, the Amended and Restated Security Agreement and the Amended and Restated Pledge Agreement, CCH and its subsidiaries and the AseraCare entities granted in favor of the Administrative Agent a first lien security interest in substantially all of their personal property assets and pledged to the Administrative Agent each of their respective subsidiaries' issued and outstanding equity interests. CCH and its subsidiaries and the AseraCare entities also guaranteed our obligations, whether now existing or arising after the respective effective dates of the Joinders, under the Amended Credit Agreement pursuant to the terms of the Joinders and the Amended Credit Agreement.

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
In addition to the matters referenced in this note, we are involved in legal actions in the normal course of business, some of which seek monetary damages, including claims for punitive damages. Based on information available to us as of the date of this filing, we do not believe that these normal course actions, when finally concluded and determined, will have a material impact on our consolidated financial condition, results of operations or cash flows.
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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In July 2010, our subsidiary that provides hospice services in Florence, South Carolina received from a ZPIC a request for records regarding a sample of 30 beneficiaries who received services from the subsidiary during the period of January 1, 2008 through March 31, 2010 (the “Review Period”) to determine whether the underlying services met pertinent Medicare payment requirements. We acquired the hospice operations subject to this review on August 1, 2009; the Review Period covers time periods both before and after our ownership of these hospice operations. Based on the ZPIC’s findings for 16 beneficiaries, which were extrapolated to all claims for hospice services provided by the Florence subsidiary billed during the Review Period, on June 6, 2011, the Medicare Administrative Contractor (“MAC”) for the subsidiary issued a notice of overpayment seeking recovery from our subsidiary of an alleged overpayment. We dispute these findings, and our Florence subsidiary has filed appeals through the Original Medicare Standard Appeals Process, in which we are seeking to have those findings overturned. An administrative law judge ("ALJ") hearing was held in early January 2015. On January 18, 2016, we received a letter dated January 6, 2016 referencing the ALJ hearing decision for the overpayment issued on June 6, 2011. The decision was partially favorable with a new overpayment amount of $3.7 million with a balance owed of $5.6 million, including interest, based on 9 disputed claims (originally 16). We filed an appeal to the Medicare Appeals Council on the remaining 9 disputed claims and also argued that the statistical method used to select the sample was not valid. No assurances can be given as to the timing or outcome of the Medicare Appeals Council decision. As of June 30, 2020, Medicare has withheld payments of $5.7 million (including additional interest) as part of their standard procedures once this level of the appeal process has been reached. In the event we are not able to recoup this alleged overpayment, we are entitled to be indemnified by the prior owners of the hospice operations for amounts relating to the period prior to August 1, 2009. On January 10, 2019, an arbitration panel from the American Health Lawyers Association determined that the prior owners' liability for their indemnification obligation was $2.8 million. This amount is recorded as an indemnity receivable within other assets in our condensed consolidated balance sheet as of June 30, 2020.
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
As of June 30, 2020, we have an accrued liability of approximately $17.4 million related to this matter. We expect to be indemnified by the prior owners for approximately $10.9 million of the total $12.6 million available indemnification related to this matter and have recorded this amount within other assets in our condensed consolidated balance sheet as of June 30, 2020. The net of these two amounts, $6.5 million, was recorded as a reduction in revenue in our condensed consolidated statements of operations during 2017. As of June 30, 2020, $1.5 million of receivables have been impacted by this payment suspension.

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

	For the Three-Month Period Ended June 30, 2020
	Home Health	Hospice	Personal Care	Other	Total
Net service revenue	$290.2	$177.1	$17.7	$—	$485.0
Other operating income	15.1	7.2	0.5	—	22.8
Cost of service, excluding depreciation and amortization	184.0	97.2	14.1	—	295.3
General and administrative expenses	72.2	40.9	2.9	40.3	156.3
Depreciation and amortization	0.9	0.5	0.1	4.8	6.3
Operating expenses	257.1	138.6	17.1	45.1	457.9
Operating income (loss)	$48.2	$45.7	$1.1	$(45.1)	$49.9

	For the Three-Month Period Ended June 30, 2019
	Home Health	Hospice	Personal Care	Other	Total
Net service revenue	$318.6	$153.2	$21.2	$—	$493.0
Cost of service, excluding depreciation and amortization	187.8	87.3	15.6	—	290.7
General and administrative expenses	74.0	34.9	3.2	40.2	152.3
Depreciation and amortization	1.1	0.4	—	3.7	5.2
Operating expenses	262.9	122.6	18.8	43.9	448.2
Operating income (loss)	$55.7	$30.6	$2.4	$(43.9)	$44.8

	For the Six-Month Period Ended June 30, 2020
	Home Health	Hospice	Personal Care	Other	Total
Net service revenue	$593.8	$346.5	$36.4	$—	$976.7
Other operating income	15.1	7.2	0.5	—	22.8
Cost of service, excluding depreciation and amortization	363.8	189.0	28.2	—	581.0
General and administrative expenses	147.9	79.6	6.3	79.2	313.0
Depreciation and amortization	1.9	1.1	0.1	8.6	11.7
Operating expenses	513.6	269.7	34.6	87.8	905.7
Operating income (loss)	$95.3	$84.0	$2.3	$(87.8)	$93.8

	For the Six-Month Period Ended June 30, 2019
	Home Health	Hospice	Personal Care	Other	Total
Net service revenue	$628.7	$290.2	$41.4	$—	$960.3
Cost of service, excluding depreciation and amortization	373.5	161.4	31.1	—	566.0
General and administrative expenses	145.4	63.9	6.3	81.5	297.1
Depreciation and amortization	2.1	0.8	0.1	5.1	8.1
Operating expenses	521.0	226.1	37.5	86.6	871.2
Operating income (loss)	$107.7	$64.1	$3.9	$(86.6)	$89.1

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. SHARE REPURCHASE
2019 Stock Repurchase Program
On February 25, 2019, we announced that our Board of Directors authorized a stock repurchase program, under which we could have repurchased up to $100 million of our outstanding common stock through March 1, 2020.
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
We did not repurchase any shares pursuant to this stock repurchase program during 2020. The stock repurchase program expired on March 1, 2020.
8. RELATED PARTY TRANSACTIONS
During 2018, we made a $7.0 million investment in Medalogix, a healthcare predictive data and analytics company; this investment is accounted for under the equity method. We incurred costs of approximately $0.7 million and $1.1 million during the three and six-month periods ended June 30, 2020, respectively, and approximately $0.1 million during the three and six-month periods ended June 30, 2019 in connection with the usage of Medalogix's analytics platforms. We believe that the terms of these transactions are consistent with those negotiated at arm's length.
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
On March 27, 2020, the bipartisan Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into legislation. The CARES Act provides for $100 billion to healthcare providers, including hospitals on the front lines of the COVID-19 pandemic. Of this total allocated amount, $30 billion was distributed immediately to providers based on their proportionate share of Medicare fee-for-service reimbursements in 2019. Healthcare providers were required to sign an attestation confirming receipt of the funds and agree to the terms and conditions of payment. Our home health and hospice segments received approximately $100 million from the first $30 billion of funds distributed to healthcare providers in April 2020, which is inclusive of $2 million related to our equity method investments. We also acquired approximately $5 million of CARES Act funds in connection with the acquisition of AseraCare. Consistent with the terms and conditions for receipt of the payment, we are allowed to use the funds to cover lost revenue and health care costs related to COVID-19, and we are required to properly and fully document the use of these funds in reports to the U.S. Department of Health and Human Services ("HHS").
As of June 30, 2020, for our wholly-owned subsidiaries, we have decided to only utilize grant funds to the extent we have qualifying COVID-19 expenses, which totaled $22 million for our home health and hospice segments for the six-month period ended June 30, 2020. Accordingly, for our wholly-owned subsidiaries, we will not be using the funds to cover lost revenues resulting from COVID-19 during the six-month period ended June 30, 2020. While we anticipate incurring additional COVD-19 expenses in the future, we currently do not believe that we will fully utilize the funds received; therefore, we have recorded a liability related to the funds that we do not expect to utilize totaling $70 million which is reflected in the Provider Relief Fund Advance account in current liabilities within our condensed consolidated balance sheet. Funds that we intend to use in the future to cover COVID-19 expenses, which we have estimated to be approximately $11 million, have been recorded to a deferred liability account within accrued expenses in our condensed consolidated balance sheet. These estimates may change as our ability to utilize and retain the funds will depend on the magnitude, timing and nature of the impact of the pandemic. We do not intend to return any funds until the end of the public health emergency or as otherwise instructed by HHS.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On April 24, 2020, HHS distributed an additional $20 billion in funds to healthcare providers. We did not receive, nor apply, for any additional funds from this second distribution.
The CARES Act also provides for the temporary suspension of the automatic 2% reduction of Medicare claim reimbursements (sequestration) for the period of May 1 through December 31, 2020 and the deferral of the employer share of social security tax (6.2%), effective for payments due after the enactment date. Fifty percent of the deferred payroll taxes are due on December 31, 2021 with the remaining amounts due on December 31, 2022. As of June 30, 2020, we have deferred $20.3 million of social security taxes; this amount is included in other long-term obligations within our condensed consolidated balance sheet.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition for the three and six-month periods ended June 30, 2020. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included herein, and the consolidated financial statements and notes and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”) on February 19, 2020 (the “Form 10-K”), which are incorporated herein by this reference. Historical results that appear in the condensed consolidated financial statements should not be interpreted as being indicative of future operations.
Unless otherwise provided, “Amedisys,” “we,” “our,” and the “Company” refer to Amedisys, Inc. and our consolidated subsidiaries.
Overview
We are a provider of high-quality in-home healthcare and related services to the chronic, co-morbid, aging American population, with approximately 74% of our revenue derived from Medicare for the three and six-month periods ended June 30, 2020 and 2019.
Our operations involve servicing patients through our three reportable business segments: home health, hospice and personal care. Our home health segment delivers a wide range of services in the homes of individuals who may be recovering from an illness, injury or surgery. Our hospice segment provides care that is designed to provide comfort and support for those who are facing a terminal illness. Our personal care segment provides patients with assistance with the essential activities of daily living. As of June 30, 2020, we owned and operated 322 Medicare-certified home health care centers, 190 Medicare-certified hospice care centers and 14 personal-care care centers in 39 states within the United States and the District of Columbia.
Care Centers Summary (Includes Unconsolidated Joint Ventures)

	Home Health	Hospice	Personal Care
As of December 31, 2019	321	138	12
Acquisitions/Startups	1	53	2
Closed/Consolidated	—	(1)	—
As of June 30, 2020	322	190	14
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
Payment
In April 2020, the Centers for Medicare and Medicaid Services ("CMS") issued a proposed rule to update hospice payment rates and the wage index for fiscal year 2021. CMS estimates hospices serving Medicare beneficiaries would see an estimated 2.6% increase in payments. This increase is the result of a 3.0% market basket adjustment less a 0.4% productivity adjustment as required under the Patient Protection and Affordable Health Care Act and the Health Care and Education Reconciliation Act (collectively, "PPACA"). The rule also proposes changes to the hospice wage index by adopting the most recent Office of Management and Budget statistical area delineations with a five percent cap on wage index decreases. Finally, CMS proposed an increase in the aggregate cap amount by 2.6% to $30,744. Based on our analysis of the proposed rule, we expect our impact to be in line with the 2.6% increase.
The CMS Calendar Year 2020 Home Health Final Rule confirmed the implementation of the Patient-Driven Groupings Model ("PDGM") effective January 1, 2020 as well as the change in the unit of payment from a 60-day payment period to a 30-day payment period. Additionally, in an effort to eliminate fraud risks, CMS reduced requests for anticipated payment ("RAPs") for 2020 to 20% with the full elimination of RAPs in 2021. CMS estimated that the final rule would result in a 1.3% increase in payments to home health providers. The increase is the result of a statutorily mandated 1.5% market basket increase pursuant to the Bipartisan Budget Act of 2018, reduced by 0.2% for the rural add-on. In calculating the impact, CMS also assumed that the industry will make certain behavioral changes related to coding practices, low utilization payment adjustment ("LUPA")

management and co-morbidities. As a result, CMS reduced reimbursement by 4.36%. We have estimated the impact of the final rule on us to be a reduction in revenue of 2.8%. Our current view is that we can offset the impact via a mix of appropriate behavioral changes and cost reduction initiatives which include clinician mix and utilization. The timing of our ability to fully achieve these offsets may be impacted by the novel coronavirus pandemic.
In June 2020, CMS issued a proposed payment change for Medicare home health providers for 2021. CMS estimates that the proposed rule will result in a 2.6% increase in payments to home health providers. CMS's estimates include a 3.1% market basket adjustment less a 0.4% productivity adjustment, reduced by less than 0.1% for the rural add-on. Based on our analysis of the proposed rule, we expect our impact to be in line with the 2.6% increase.
Additionally, CMS has proposed to make permanent the telehealth flexibilities that were announced in the Interim Final Rule (Emergency Rule) for COVID-19 in March 2020. These flexibilities have allowed home health agencies to provide care via telehealth if it is (1) clinically appropriate and (2) included in the plan of care. Telehealth visits still do not count as visits for purposes of achieving the LUPA threshold.

Novel Coronavirus Pandemic ("COVID-19")
Our operations and financial performance were impacted by COVID-19 during the three and six-month periods ended June 30, 2020. We began to experience the impacts on our operations during the second week of March, as we had declines in referral volumes and an increase in missed visits. Each of our business lines was impacted; however, the disruption was greatest in our home health segment, which experienced a referral low-point the week of April 5th. Since that time, we have seen a steady recovery in referral volumes and a corresponding drop in missed visits. In our hospice segment, our referrals hit their low-point the week of March 22nd. While hospice admission volumes have improved significantly, the slowdown in March impacted our average daily census during the second quarter of 2020. The financial impacts of COVID-19 during the three and six-month periods ended June 30, 2020 are discussed in further detail under "Results of Operations" below.
While we currently believe that we have a reasonable view of operations for the remainder of 2020, the uncertainty created by COVID-19 could alter our outlook on the pandemic's impact on our consolidated financial condition, results of operations or cash flows. The following factors could potentially impact our recovery: the continued increase or decrease in the number of COVID-19 cases nationwide, the pace at which elective procedures begin and the utilization of these procedures, the return of patient confidence to enter a hospital or a doctor's office, the ability to have access to our patients in their homes and in facilities, cost normalization around personal protective equipment ("PPE") and any future or prolonged shelter-in-place orders and other federal, state and local requirements. Potential impacts of COVID-19 on our results include lower revenue, higher salary and wage expense related to quarantine pay and training and increased supply costs related to PPE and COVID-19 testing. The impacts to revenue may consist of the following:
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
On March 27, 2020, the bipartisan Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into legislation. The CARES Act provides for the following:
•$100 billion to healthcare providers, including hospitals on the front lines of the COVID-19 pandemic. Of this total allocated amount, $30 billion was distributed immediately to providers based on their proportionate share of Medicare fee-for-service reimbursements in 2019. Healthcare providers were required to sign an attestation confirming receipt of the funds and agree to the terms and conditions of payment. Our home health and hospice segments received approximately $100 million from the first $30 billion of funds distributed to healthcare providers in April 2020, which is inclusive of $2 million related to our equity method investments. We also acquired approximately $5 million of CARES Act funds in connection with the acquisition of AseraCare. Consistent with the terms and conditions for receipt of the payment, we are allowed to use the funds to cover lost revenue and health care costs related to COVID-19, and we are required to properly and fully document the use of these funds in reports to the U.S. Department of Health and Human Services ("HHS").
As of June 30, 2020, for our wholly-owned subsidiaries, we have decided to only utilize grant funds to the extent we have qualifying COVID-19 expenses, which totaled $22 million for our home health and hospice segments for the six-month period ended June 30, 2020. Accordingly, for our wholly-owned subsidiaries, we will not be using the funds to cover lost revenues resulting from COVID-19 during the six-month period ended June 30, 2020. While we anticipate incurring additional COVD-19 expenses in the future, we currently do not believe that we will fully utilize the funds received; therefore, we have recorded a liability related to the funds that we do not expect to utilize totaling $70 million which is reflected in the Provider Relief Fund Advance account in current liabilities within our condensed consolidated balance sheet. Funds that we intend to use in the future to cover COVID-19 expenses, which we have estimated to be approximately $11 million, have been recorded to a deferred liability account within accrued expenses in our condensed consolidated balance sheet. These estimates may change as our ability to utilize and retain the funds will depend on the magnitude, timing and nature of the impact of the pandemic. We do not intend to return any funds until the end of the public health emergency or as otherwise instructed by HHS.
•The temporary suspension of the automatic 2% reduction of Medicare claim reimbursements (sequestration) for the period of May 1 through December 31, 2020. We estimate the impact will increase our 2020 net service revenue by approximately $23 million.
•The deferral of the employer share of social security tax (6.2%), effective for payments due after the enactment date. Fifty percent of the deferred payroll taxes are due on December 31, 2021 with the remaining amounts due on December 31, 2022. We estimate the impact will increase our 2020 cash flow from operations by approximately $60 million. As of June 30, 2020, we have deferred approximately $20 million of social security tax; this amount is reflected in other long-term obligations within our condensed consolidated balance sheet.
•The temporary suspension of Medicare patient coverage criteria and documentation and care requirements and the expansion of telehealth in providing home health and hospice care to patients.
•The ability for non-physician practitioners to certify for home health, order home health services, establish and review plans of care and certify and recertify eligibility.
The well-being of our employees has been one of our top priorities during this pandemic. We have taken the following steps to support our employees: implemented up to 14 days of paid leave during any required quarantine periods; awarded bonuses to our clinicians and caregivers who have seen patients during the pandemic; instituted work-from-home arrangements for our corporate and administrative support employees; allowed employees to temporarily suspend any 401(k) plan loan deductions; allowed employees to make a withdrawal from their 401(k) plan for coronavirus-related distributions without incurring the additional 10% early withdrawal penalty; granted access to Teladoc services to all employees; provided access to COVID-19 self-test kits to all employees and launched a COVID-19 Resource Center, which is updated daily with employee, clinical and operational resources.
The safety of our clinicians and patients has also been a focus, and as a result, we have made the following business changes: implemented a new clinical protocol requiring all clinicians to wear a surgical ear loop mask, at a minimum, on all visits performed; developed a COVID-19 positive patient treatment protocol and PPE policy for clinicians treating COVID-19 symptomatic and positive patients, which includes utilizing N-95 masks, gloves, gowns and face shields and also requires surgical masks to be worn by the patient; created a centralized distribution center for all critical PPE, allowing us to flex our inventory on a care center by care center basis, based on need and demand and sourced enough PPE, such as surgical masks, cloth masks, N-95 masks, gowns, face shields, gloves, etc., to have several months of capacity on hand. We have had success in utilizing both traditional and non-traditional suppliers for our PPE needs. While we were very fortunate to secure the supplies needed, we faced significantly higher per unit costs for the purchase of PPE.

Acquisitions
On January 1, 2020, we acquired Asana Hospice ("Asana"), a hospice provider with locations in Pennsylvania, Ohio, Texas, Missouri and Kansas for an adjusted purchase price of $65.6 million, net of cash acquired.
On March 1, 2020, we acquired the regulatory assets of a home health provider in Washington for a purchase price of $3.0 million.
On April 18, 2020, we acquired the regulatory assets of a home health provider in Kentucky for a purchase price of $0.7 million.
On June 1, 2020, we acquired Homecare Preferred Choice, Inc., doing business as AseraCare Hospice ("AseraCare"), a national hospice care provider with 44 locations, for a purchase price of $230.4 million, net of cash acquired and inclusive of a $32 million tax asset.
As we continue to focus on inorganic expansion in all three segments, we anticipate incurring acquisition and integration costs throughout 2020. During the three and six-month periods ended June 30, 2020, we incurred approximately $4 million and $6 million, respectively, in costs related to various acquisitions and the integration of Compassionate Care Hospice ("CCH"), Asana and AseraCare.

Results of Operations
Three-Month Period Ended June 30, 2020 Compared to the Three-Month Period Ended June 30, 2019
Consolidated
The following table summarizes our consolidated results of operations (amounts in millions):

	For the Three-Month Periods Ended June 30,
	2020	2019
Net service revenue	$485.0	$493.0
Other operating income	22.8	—
Gross margin, excluding depreciation and amortization	212.5	202.2
% of revenue	43.8%	41.0%
Other operating expenses	156.3	152.3
% of revenue	32.2%	30.9%
Depreciation and amortization	6.3	5.2
Operating income	49.9	44.7
Total other expense	(4.8)	(0.4)
Income tax expense	(10.0)	(10.3)
Effective income tax rate	22.2%	23.2%
Net income	35.1	34.0
Net income attributable to noncontrolling interests	(0.4)	(0.3)
Net income attributable to Amedisys, Inc.	$34.7	$33.7

Overall, our operating income increased approximately $5 million on a net service revenue decrease of $8 million. Our results for the three-month period ended June 30, 2020 were impacted by acquisitions, the transition to PDGM, disruption associated with COVID-19, incremental costs related to COVID-19, the recognition of funds received from the CARES Act Provider Relief Fund, severance associated with reductions in staffing, primarily within our home health segment and a reduction in revenue adjustments.
Our results for the three-month period ended June 30, 2020 include the acquisitions of Asana on January 1, 2020 and AseraCare on June 1, 2020. For the quarter, these acquisitions contributed approximately $16 million in revenue and an operating loss of approximately $4 million, which is inclusive of $4 million in acquisition and integration costs and $1 million in intangibles amortization.
Our quarterly results were impacted by the 2020 changes in reimbursement under PDGM which resulted in a reduction to net service revenue of approximately $7 million. We were able to fully overcome the PDGM rate reduction by reducing costs via changes in discipline mix and clinician utilization. Additionally, we benefited from the suspension of sequestration effective May 1, 2020 (approximately $5 million).
COVID-19 disrupted both net service revenue and costs during the quarter. Approximately $30 million of our year over year decline in net service revenue is due to lower volumes and lower Medicare revenue per episode resulting from COVID-19. Our variable cost structure mitigated a significant portion of our revenue impact. The majority of our clinicians and aides are paid on a per visit or hourly basis; as our volumes declined, our visit pay and other related costs also declined. We also experienced lower health insurance costs and a reduction in spend on other operating expenses, both of which helped to offset the decline in volumes attributable to COVID-19.
Each of our segments incurred incremental costs related to COVID-19. As noted above, for our wholly-owned subsidiaries, we have elected to use the funds received from the CARES Act Provider Relief Fund to cover COVID-19 expenses incurred by our home health and hospice segments during the first and second quarters of 2020 totaling $22 million. Our personal care segment received funds from the Mass Home Care ASAP COVID-19 Provider Sustainability Program totaling less than $1 million. We have elected to use these funds to cover COVID-19 expenses as well.
Last, our operating results reflect a 1.3% increase in our other operating expenses as a percentage of revenue compared to prior year; this increase is due to the addition of resources to support growth (primarily business development employees), investments related to PDGM and planned wage increases partially offset by overall reductions in spend during the pandemic.

Home Health Segment
The following table summarizes our home health segment results of operations:

	For the Three-Month Periods Ended June 30,
	2020	2019
Financial Information (in millions):
Medicare	$192.9	$219.1
Non-Medicare	97.3	99.5
Net service revenue	290.2	318.6
Other operating income	15.1	—
Cost of service	184.0	187.8
Gross margin	121.3	130.8
Other operating expenses	73.1	75.1
Operating income	$48.2	$55.7
Same Store Growth (1):
Medicare revenue	(12%)	6%
Non-Medicare revenue	(2%)	17%
Total admissions	(9%)	7%
Total volume (2)	(2%)	6%
Key Statistical Data - Total (3):
Admissions	74,327	81,763
Recertifications	47,628	43,361
Total volume	121,955	125,124

Medicare completed episodes (6)	68,660	77,939
Average Medicare revenue per completed episode (4) (6)	$2,818	$2,885
Medicare visits per completed episode (5) (6)	15.4	17.3

Visiting Clinician Cost per Visit	$93.17	$81.97
Clinical Manager Cost per Visit	$9.42	$7.65
Total Cost per Visit	$102.59	$89.62
Visits	1,793,652	2,096,486
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
(4) Average Medicare revenue per completed episode is the average Medicare revenue earned for each Medicare completed episode of care. Average Medicare revenue per completed episode for the three-month period ended June 30, 2020 reflects the suspension of sequestration effective May 1, 2020.
(5) Medicare visits per completed episode are the home health Medicare visits on completed episodes divided by the home health Medicare episodes completed during the period.
(6) Prior year amounts have been recast to conform to the current year calculation.

Operating Results
Overall, our operating income decreased $8 million on a $28 million decrease in net service revenue. COVID-19 disrupted both net service revenue and costs during the quarter. Our variable cost structure mitigated a significant portion of our estimated net service revenue impact which consisted of both a reduction in volume and revenue per episode. As previously discussed, our results for the three-month period ended June 30, 2020 include incremental costs totaling $14 million related to COVID-19 which were offset by the recognition of income associated with the Cares Act Provider Relief Fund. Our operating results were also impacted by the estimated 2.8% reduction in net service revenue associated with the implementation of PDGM beginning in 2020. Additional factors contributing to the mitigation of the net service revenue reduction related to COVID-19 and PDGM include the following: the suspension of sequestration effective May 1, 2020, changes in clinician utilization and discipline mix and reductions in health insurance expenses and other operating expenses related to disruption in our anticipated spend during the quarter. Our operating results were also impacted by severance totaling $5 million related to reductions in staffing levels during the three-month period ended June 30, 2020. While we are very encouraged by our improvement in volumes and revenue per episode since our low point in April 2020, we are closely monitoring recent increases in COVID-19 cases which could negatively impact our net service revenue in the future.

Net Service Revenue
Our net service revenue decreased $28 million primarily related to the impact of COVID-19 and the 2020 change in reimbursement under PDGM. The combination of these resulted in lower patients on service at the beginning of the quarter, lower volumes and lower Medicare revenue per episode.
Our Medicare revenue per episode was negatively impacted by COVID-19 and the 2020 change in reimbursement (PDGM). COVID-19 significantly increased the number of missed visits during the quarter which increased the number of LUPA episodes and the number of episodes with lost billing periods (i.e. episodes with no visits during one of the 30-day billing periods). As previously mentioned, the implementation of PDGM in 2020 was estimated to have a 2.8% reduction in revenue per episode which resulted in a $7 million reduction in net service revenue during the three-month period ended June 30, 2020. This reduction in rate was offset by $3 million resulting from the suspension of sequestration effective May 1, 2020. The Medicare revenue per completed episode presented in the home health segment table above reflects the sequestration relief.
We have seen monthly increases in both volumes and Medicare revenue per episode (fewer missed visits) as the impacts of COVID-19 moderated during the quarter. Additionally, we were able to refocus our efforts on operationalizing PDGM.
Other Operating Income
Other operating income consists of the recognition of funds received from the CARES Act Provider Relief Fund. In accordance with the terms and conditions, these funds can be used to cover lost revenues as well as costs directly attributable to COVID-19. For our wholly-owned subsidiaries, we have elected to utilize the funds to cover COVID-19 related costs only, and therefore, have recognized income equal to the amount of COVID-19 costs incurred to date totaling $15 million. These costs are associated with the purchase of personal protective equipment, bonuses paid to our clinicians, clinician training, quarantine pay and COVID-19 testing. Of the $15 million of COVID-19 costs incurred to date, $14 million has been recorded to cost of service ($13 million during the three-month period ended June 30, 2020 and $1 million during the three-month period ended March 31, 2020) and $1 million has been recorded to other operating expenses.
Cost of Service, Excluding Depreciation and Amortization
Our cost of service consists of costs associated with direct clinician care in the homes of our patients as well as the cost of clinical managers who monitor the overall delivery of care. Overall, our total cost of service decreased 2% on a 14% decrease in total visits. Lower cost associated with a decline in volumes driven by COVID-19, improvements in clinician utilization as evidenced by a decline of 1.9 visits per completed episode year over year, optimization of discipline mix and lower health insurance expenses were partially offset by a 14% increase in our total cost per visit, which was driven by planned wage increases, costs directly attributable to COVID-19 totaling approximately $13 million and severance totaling $5 million related to a reduction in staffing levels. In addition, a portion of our costs are fixed, so our cost per visit metric will increase as visits decline.
Other Operating Expenses
Other operating expenses decreased approximately $2 million primarily due to a decrease in travel and training expense, sales incentives and an overall reduction in spend during the pandemic. These reductions were partially offset by planned wage increases, the addition of resources to support volume growth and approximately $1 million of costs directly attributable to COVID-19.

Hospice Segment
The following table summarizes our hospice segment results of operations:

	For the Three-Month Periods Ended June 30,
	2020	2019
Financial Information (in millions):
Medicare	$167.0	$145.8
Non-Medicare	10.1	7.4
Net service revenue	177.1	153.2
Other operating income	7.2	—
Cost of service	97.2	87.3
Gross margin	87.1	65.9
Other operating expenses	41.4	35.3
Operating income	$45.7	$30.6
Same Store Growth (1):
Medicare revenue	4%	1%
Hospice admissions	(1%)	7%
Average daily census	—%	5%
Key Statistical Data - Total (2):
Hospice admissions	11,411	10,430
Average daily census	12,513	11,427
Revenue per day, net	$155.51	$147.27
Cost of service per day	$85.34	$83.96
Average discharge length of stay	94	98
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
Operating Results
Our operating results for the three-months ended June 30, 2020 include the results of two hospice acquisitions during 2020. We acquired Asana on January 1, 2020, which owned and operated eight hospice care centers, and AseraCare on June 1, 2020, which owned and operated 44 hospice care centers. Acquisitions are included in our consolidated financial statements from their respective acquisition dates. As a result, our hospice segment operating results for 2020 and 2019 are not fully comparable.
Overall, our operating income increased $15 million on a $24 million increase in net service revenue. Our 2020 acquisitions contributed $16 million in revenue and $2 million in operating income. Additionally, our operating results were favorably impacted by the following: lower revenue adjustments, the suspension of sequestration effective May 1, 2020 and lower operating expenses resulting from lower visit volumes and lower overall spend during the pandemic. While COVID-19 significantly impacted our admission volumes during the quarter, our average daily census, which is the main driver of hospice revenue, was flat over prior year. As previously discussed, our results also include incremental costs totaling $7 million related to COVID-19 which were offset by the recognition of income associated with the CARES Act Provider Relief Fund. Accordingly, there was no impact to our gross margin. We are pleased with our improvement in admission volumes since the onset of COVID-19; however, we are closely monitoring the resurgence of COVID-19 which could put pressure on admission volumes resulting in a negative impact on our future average daily census.
Net Service Revenue
Our net service revenue increased $24 million, approximately $16 million of which is attributable to our acquisition activity. The remaining $8 million increase in net service revenue is the result of the suspension of sequestration effective May 1, 2020

($2 million), a 0.5% increase in reimbursement effective October 1, 2019 ($1 million) and lower revenue adjustments as prior year results included a $6 million reduction to revenue related to settlement discussions with the U.S. Department of Justice (see Note 5 – Commitments and Contingencies to our condensed consolidated financial statements for additional information). While COVID-19 significantly impacted our admission volumes, our average daily census, which is the main driver of hospice revenue, was flat over prior year.
Other Operating Income
Other operating income consists of the recognition of funds received from the CARES Act Provider Relief Fund. In accordance with the terms and conditions, these funds are intended to cover lost revenues as well as costs directly attributable to COVID-19. For our wholly-owned subsidiaries, we have elected to utilize the funds to cover COVID-19 related costs only, and therefore, have recognized income equal to the amount of COVID-19 costs incurred to date totaling $7 million. These costs are associated with the purchase of personal protective equipment, bonuses paid to our clinicians, clinician training, quarantine pay and COVID-19 testing.
Cost of Service, Excluding Depreciation and Amortization
Our hospice cost of service increased $10 million. The year over year variance consists of the following: approximately $10 million related to our acquisition activity, planned wage increases, COVID-19 costs totaling $7 million and an increase in our general inpatient and respite facility costs as the majority of the reimbursement increase, which became effective October 1, 2019, will be passed through to these facilities. These increases were offset by a decline in visits performed by hourly employees as well as lower health insurance and transportation costs.
Other Operating Expenses
Other operating expenses increased $6 million, approximately $4 million of which is related to our acquisition activity. The remaining $2 million increase is due to the addition of resources to support census growth and planned wage increases, partially offset by a decrease in travel and training expense.
Personal Care Segment
The following table summarizes our personal care segment results of operations:

	For the Three-Month Periods Ended June 30,
	2020	2019
Financial Information (in millions):
Medicare	$—	$—
Non-Medicare	17.7	21.2
Net service revenue	17.7	21.2
Other operating income	0.5	—
Cost of service	14.1	15.6
Gross margin	4.1	5.6
Other operating expenses	3.0	3.2
Operating income	$1.1	$2.4
Key Statistical Data - Total (1):
Billable hours	642,720	848,245
Clients served	9,956	12,962
Shifts	282,207	382,287
Revenue per hour	$27.58	$25.01
Revenue per shift	$62.80	$55.49
Hours per shift	2.3	2.2
(1) Total includes acquisitions.

Operating Results
Operating income related to our personal care segment decreased approximately $1 million on a $3 million decrease in net service revenue. The decrease in net service revenue is due to a reduction in hours due to COVID-19 partially offset by rate increases. The net impact of the lost hours was mitigated by a reduction in costs as most of our personal care employees are paid on an hourly basis and rate increases which were intended to address market pressures and incremental costs related to the pandemic. Our personal care segment incurred approximately $2 million of COVID-19 costs related to the purchase of PPE, bonuses paid to our employees and quarantine pay. Additionally, our personal care segment received funds totaling $0.5 million under the Mass Home Care ASAP COVID-19 Provider Sustainability Program. These funds are intended to cover COVID-19 costs and are recorded to other operating income within our condensed consolidated statement of operations.
Corporate
The following table summarizes our corporate results of operations:

	For the Three-Month Periods Ended June 30,
	2020	2019
Financial Information (in millions):
Other operating expenses	$40.3	$40.2
Depreciation and amortization	4.8	3.7
Total operating expenses	$45.1	$43.9
Corporate expenses consist of costs related to our executive management and corporate and administrative support functions, primarily information services, accounting, finance, billing and collections, legal, compliance, risk management, procurement, marketing, clinical administration, training, human resources and administration.
Corporate total operating expenses increased approximately $1 million during the three-month period ended June 30, 2020 compared to 2019. The increase is due to planned wage increases and fees related to our ClearCare partnership; these items were partially offset by decreases in travel and training expense and IT-related expenses.
Six-Month Period Ended June 30, 2020 Compared to the Six-Month Period Ended June 30, 2019
Consolidated
The following table summarizes our consolidated results of operations (amounts in millions):

	For the Six-Month Periods Ended June 30,
	2020	2019
Net service revenue	$976.7	$960.3
Other operating income	22.8	—
Gross margin, excluding depreciation and amortization	418.5	394.3
% of revenue	42.8%	41.1%
Other operating expenses	313.0	297.1
% of revenue	32.0%	30.9%
Depreciation and amortization	11.7	8.1
Operating income	93.8	89.1
Total other expense	(7.2)	(2.3)
Income tax expense	(19.4)	(21.2)
Effective income tax rate	22.4%	24.4%
Net income	67.2	65.6
Net income attributable to noncontrolling interests	(0.7)	(0.6)
Net income attributable to Amedisys, Inc.	$66.5	$65.0

Overall, operating income increased approximately $5 million on a revenue increase of $16 million. Our results for the six-month period ended June 30, 2020 were impacted by acquisitions, the transition to PDGM, disruption associated with COVID-19, incremental costs related to COVID-19, the recognition of funds received from the CARES Act Provider Relief Fund, severance associated with reductions in staffing levels, primarily within our home health segment and a reduction in revenue adjustments.
Our results for the six-month period ended June 30, 2020 include the acquisitions of CCH, RoseRock, Asana and AseraCare. For the six-month period ended June 30, 2020, these acquisitions contributed approximately $114 million in revenue and an operating loss of approximately $3 million, which is inclusive of $5 million in acquisition and integration costs and $5 million in intangibles amortization. For the six-month period ended June 30, 2019, our acquisitions contributed approximately $81 million in revenue and operating income of $6 million, which is inclusive of $10 million in acquisition and integration costs and $2 million in intangibles amortization.
Our year-to-date results were impacted by the 2020 changes in reimbursement under PDGM. We were able to fully overcome the PDGM rate reduction by reducing costs via changes in discipline mix and clinician utilization. Additionally, we benefited from the suspension of sequestration effective May 1, 2020 (approximately $5 million).
COVID-19 disrupted both net service revenue and costs during the six-month period ended June 30, 2020, primarily in the second quarter, during which we experienced a year over year decline in net service revenue of approximately $30 million due to lower volumes and lower Medicare revenue per episode. We were able to mitigate a significant portion of the revenue impact due to our variable cost structure. The majority of our clinicians and aides are paid on a per visit or hourly basis; as our volumes declined, our visit pay and other related costs also declined. We also experienced lower health insurance costs and a reduction in spend on other operating expenses, both of which helped to offset the decline in revenue attributable to COVID-19.
Each of our segments incurred incremental costs related to COVID-19. As noted above, we have elected to use the CARES Act Provider Relief Funds and the Mass Home Care ASAP COVID-19 Provider Sustainability Program funds to cover COVID-19 expenses incurred during the six-month period ended June 30, 2020. We have recorded income associated with both of these programs totaling $23 million within other operating income in our condensed consolidated statement of operations.
Last, our operating results reflect a 1.1% increase in our other operating expenses as a percentage of revenue compared to prior year; this increase is due to the addition of resources to support growth (primarily business development employees), investments related to PDGM and planned wage increases partially offset by overall reductions in spend during the pandemic.

Home Health Segment
The following table summarizes our home health segment results of operations:

	For the Six-Month Periods Ended June 30,
	2020	2019
Financial Information (in millions):
Medicare	$396.8	$432.5
Non-Medicare	197.0	196.2
Net service revenue	593.8	628.7
Other operating income	15.1	—
Cost of service	363.8	373.5
Gross margin	245.1	255.2
Other operating expenses	149.8	147.5
Operating income	$95.3	$107.7
Same Store Growth (1):
Medicare revenue	(8%)	5%
Non-Medicare revenue	—%	20%
Total admissions	(3%)	7%
Total volume (2)	(1%)	6%
Key Statistical Data - Total (3):
Admissions	160,302	165,732
Recertifications	88,169	85,156
Total volume	248,471	250,888

Medicare completed episodes (6)	144,296	153,422
Average Medicare revenue per completed episode (4) (6)	$2,774	$2,862
Medicare visits per completed episode (5) (6)	15.6	17.2

Visiting Clinician Cost per Visit	$88.41	$81.51
Clinical Manager Cost per Visit	$9.19	$7.83
Total Cost per Visit	$97.60	$89.34
Visits	3,727,097	4,181,574
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
(4) Average Medicare revenue per completed episode is the average Medicare revenue earned for each Medicare completed episode of care. Average Medicare revenue per completed episode for the six-month period ended June 30, 2020 reflects the transition to PDGM during the year and therefore includes reimbursement under both the 60-day episode of care (pre-PDGM) payment rate and the 30-day period of care (PDGM) payment rate. Additionally, average Medicare revenue per completed episode for the six-month period ended June 30, 2020 reflects the suspension of sequestration effective May 1, 2020.
(5) Medicare visits per completed episode are the home health Medicare visits on completed episodes divided by the home health Medicare episodes completed during the period.
(6) Prior year amounts have been recast to conform to the current year calculation.

Operating Results
Overall, our operating income decreased $12 million on a $35 million decrease in net service revenue. COVID-19 disrupted both net service revenue and costs during the six-month period ended June 30, 2020. Our variable cost structure mitigated a significant portion of our estimated net service revenue impact which consisted of both a reduction in volume and revenue per episode. As previously discussed, our results for the six-month period ended June 30, 2020 include incremental costs totaling $15 million related to COVID-19 which were offset by the recognition of income associated with the Cares Act Provider Relief Fund. Our operating results were also impacted by the estimated 2.8% reduction in net service revenue associated with the implementation of PDGM beginning in 2020. Additional factors contributing to the mitigation of the net service revenue reduction related to COVID-19 and PDGM include the following: the suspension of sequestration effective May 1, 2020, changes in clinician utilization and discipline mix and reductions in health insurance expenses and other operating expenses related to disruption in our anticipated spend. Our operating results were also impacted by severance totaling $5 million related to reductions in staffing levels during the three-month period ended June 30, 2020. While we are very encouraged by our improvement in volumes and revenue per episode since our low point in April 2020, we are closely monitoring recent increases in COVID-19 cases which could negatively impact our net service revenue in the future.
Net Service Revenue
Our net service revenue decreased $35 million primarily due to the impacts of COVID-19 and the 2020 change in reimbursement under PDGM. The combination of these resulted in lower volumes and lower Medicare revenue per episode.
Our Medicare revenue per episode was negatively impacted by COVID-19 and the 2020 change in reimbursement (PDGM). COVID-19 significantly increased the number of missed visits during the second quarter which increased the number of LUPA episodes and the number of episodes with lost billing periods (i.e. episodes with no visits during one of the 30-day billing periods). As previously mentioned, the implementation of PDGM in 2020 was estimated to have a 2.8% reduction in revenue per episode which resulted in a $12 million reduction in net service revenue during the six-month period ended June 30, 2020. This reduction in rate was offset by $3 million resulting from the suspension of sequestration effective May 1, 2020. The Medicare revenue per completed episode presented in the home health segment table above reflects the sequestration relief.
We have seen monthly increases in both volumes and revenue per episode (fewer missed visits) as the impacts of COVID-19 moderated during the second quarter. Additionally, we were able to refocus on our efforts on operationalizing PDGM.
Other Operating Income
Other operating income consists of the recognition of funds received from the CARES Act Provider Relief Fund. In accordance with the terms and conditions, these funds can be used to cover lost revenues as well as costs directly attributable to COVID-19. For our wholly-owned subsidiaries, we have elected to utilize the funds to cover COVID-19 related costs only, and therefore, have recognized income equal to the amount of COVID-19 costs incurred to date totaling $15 million. These costs are associated with the purchase of personal protective equipment, bonuses paid to our clinicians, clinician training, quarantine pay and COVID-19 testing. Of the $15 million of COVID-19 costs incurred to date, $14 million has been recorded to cost of service and $1 million has been recorded to other operating expenses.
Cost of Service, Excluding Depreciation and Amortization
Overall, our total cost of service decreased 3% on an 11% decrease in total visits. Lower costs associated with a decline in volumes driven by COVID-19, improvements in clinician utilization as evidenced by a decline of 1.6 visits per completed episode year over year, optimization of discipline mix and lower health insurance expenses were partially offset by a 9% increase in our total cost per visit, which was driven by planned wage increases, costs directly attributable to COVID-19 totaling approximately $14 million and severance totaling $5 million related to a reduction in staffing levels. In addition, a portion of our costs are fixed, so our cost per visit metric will increase as visits decline.
Other Operating Expenses
Other operating expenses increased approximately $2 million primarily due to an increase in salaries and benefits expense as a result of the addition of resources to support volume growth, planned wage increases, investments related to PDGM and COVID-19 related costs. Additionally, changes in our home health care center staffing resulted in a shift of some office staff from cost of service to other operating expenses totaling approximately $1 million. These increases were partially offset by a reduction in spend during the pandemic.

Hospice Segment
The following table summarizes our hospice segment results of operations:

	For the Six-Month Periods Ended June 30,
	2020	2019
Financial Information (in millions):
Medicare	$327.5	$276.5
Non-Medicare	19.0	13.7
Net service revenue	346.5	290.2
Other operating income	7.2	—
Cost of service	189.0	161.4
Gross margin	164.7	128.8
Other operating expenses	80.7	64.7
Operating income	$84.0	$64.1
Same Store Growth (1):
Medicare revenue	5%	5%
Hospice admissions	—%	6%
Average daily census	2%	7%
Key Statistical Data - Total (2):
Hospice admissions	22,729	20,141
Average daily census	12,279	10,709
Revenue per day, net	$155.04	$149.72
Cost of service per day	$84.58	$83.25
Average discharge length of stay	96	98
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
Operating Results
As a result of our acquisitions, our hospice segment operating results for 2020 and 2019 are not fully comparable.
Overall, our operating income increased $20 million on a $56 million increase in net service revenue. Our operating results for the quarter were positively impacted by our acquisitions. Our acquisitions contributed approximately $114 million in revenue and $13 million in operating income to our hospice segment's results for the six-month period ended June 30, 2020 and approximately $81 million in revenue and $11 million in operating income for the six-month period ended June 30, 2019. Additionally, our operating results were favorably impacted by the following: growth in average daily census during the first quarter (prior to COVID-19), the 2020 change in reimbursement, which resulted in an increase in revenue of $2 million but a minimal impact to gross margin for the six-month period ended June 30, 2020 as the majority of the revenue increase was passed through to our general inpatient and respite facilities, lower revenue adjustments, the suspension of sequestration effective May 1, 2020 and lower operating expenses resulting from lower visit volumes and lower overall spend during the pandemic.
Net Service Revenue
Our net service revenue increased $56 million, approximately $33 million of which is attributable to our acquisition activity. The remaining increase in net service revenue is the result of growth in our average daily census during the first quarter (prior to COVID-19), the suspension of sequestration effective May 1, 2020 ($2 million), a 0.5% increase in reimbursement effective October 1, 2019 ($2 million) and lower revenue adjustments as prior year results included a $7 million reduction to revenue related to settlement discussions with the U.S. Department of Justice (see Note 5 – Commitments and Contingencies to our condensed consolidated financial statements for additional information). While COVID-19 significantly impacted our admission volumes during the second quarter, our average daily census, which is the main driver of hospice revenue, was up 2% over prior year as we exited the first quarter with a 4% growth in average daily census. Generally, changes in average daily census lag changes in admission volumes.
Other Operating Income
Other operating income consists of the recognition of funds received from the CARES Act Provider Relief Fund. In accordance with the terms and conditions, these funds are intended to cover lost revenues as well as costs directly attributable to COVID-19. For our wholly-owned subsidiaries, we have elected to utilize the funds to cover COVID-19 related costs only, and therefore, have recognized income equal to the amount of COVID-19 costs incurred to date totaling $7 million. These costs are associated with the purchase of personal protective equipment, bonuses paid to our clinicians, clinician training, quarantine pay and COVID-19 testing.
Cost of Service, Excluding Depreciation and Amortization
Our hospice cost of service increased $28 million, approximately $21 million of which is attributable to our acquisition activity. The remaining $7 million increase is primarily due to a 2% increase in average daily census, planned wage increases, COVID-19 costs totaling $7 million and an increase in our general inpatient and respite facility costs as the majority of the reimbursement increase, which became effective October 1, 2019, will be passed through to these facilities. These increases were offset by a decline in visits performed by hourly employees as well as lower health insurance and transportation costs.
Other Operating Expenses
Other operating expenses increased $16 million, approximately $13 million of which is related to our acquisition activity. The remaining $3 million increase is due to the addition of resources to support census growth and planned wage increases, partially offset by a decrease in travel and training expense.
Personal Care Segment
The following table summarizes our personal care segment results of operations:

	For the Six-Month Periods Ended June 30,
	2020	2019
Financial Information (in millions):
Medicare	$—	$—
Non-Medicare	36.4	41.4
Net service revenue	36.4	41.4
Other operating income	0.5	—
Cost of service	28.2	31.1
Gross margin	8.7	10.3
Other operating expenses	6.4	6.4
Operating income	$2.3	$3.9
Key Statistical Data - Total (1):
Billable hours	1,394,797	1,681,862
Clients served	12,936	14,687
Shifts	615,671	758,469
Revenue per hour	$26.12	$24.60
Revenue per shift	$59.17	$54.56
Hours per shift	2.3	2.2
(1) Total includes acquisitions.

Operating Results
Operating income related to our personal care segment decreased approximately $2 million on a $5 million decrease in net service revenue. The decrease in net service revenue is due to the impact of COVID-19 partially offset by rate increases. The impact of COVID-19 was mitigated by a reduction in costs as most of our personal care employees are paid on an hourly basis and rate increases which were intended to address market pressures and incremental costs related to the pandemic. Our personal care segment incurred approximately $2 million of COVID-19 costs related to the purchase of PPE, bonuses paid to our employees and quarantine pay. Additionally, our personal care segment received funds totaling $0.5 million under the Mass Home Care ASAP COVID-19 Provider Sustainability Program. These funds are intended to cover COVID-19 related costs and are recorded to other operating income within our condensed consolidated statement of operations.
Corporate
The following table summarizes our corporate results of operations:

	For the Six-Month Periods Ended June 30,
	2020	2019
Financial Information (in millions):
Other operating expenses	$79.2	$81.5
Depreciation and amortization	8.6	5.1
Total operating expenses	$87.8	$86.6
Corporate total operating expenses increased approximately $1 million during the six-month period ended June 30, 2020 compared to 2019. The increase is primarily due to planned wage increases, fees related to our ClearCare partnership and lower gains on the sale of fleet vehicles in 2020 as compared to 2019; these items were partially offset by a decrease in travel and training expense.

Liquidity and Capital Resources
Cash Flows
The following table summarizes our cash flows for the periods indicated (amounts in millions):

	For the Six-Month Periods Ended June 30,
	2020	2019
Cash provided by operating activities	$139.9	$79.3
Cash used in investing activities	(284.3)	(347.9)
Cash provided by financing activities	228.2	262.3
Net increase (decrease) in cash, cash equivalents and restricted cash	83.8	(6.3)
Cash, cash equivalents and restricted cash at beginning of period	96.5	20.2
Cash, cash equivalents and restricted cash at end of period	$180.3	$13.9
Cash provided by operating activities increased $60.6 million during the six-month period ended June 30, 2020 compared to the six-month period ended June 30, 2019 primarily due to a reduction in days revenue outstanding, the deferral of payroll taxes as provided for in the CARES Act totaling $20.3 million and the receipt of Provider Relief Funds, which we expect to retain, totaling $33.1 million, partially offset by the payment of COVID-19 related expenses.
Cash used in investing activities decreased $63.6 million during the six-month period ended June 30, 2020 compared to the six-month period ended June 30, 2019 as a result of a reduction in acquisition spend.
Cash provided by financing activities decreased $34.1 million during the six-month period ended June 30, 2020 compared to the six-month period ended June 30, 2019 primarily due to borrowings under our Amended Credit Agreement to fund the CCH acquisition in 2019, partially offset by the receipt of Provider Relief Funds, which we do not expect to retain at this time, totaling $70.0 million.

Liquidity
Typically, our principal source of liquidity is the collection of our patient accounts receivable, primarily through the Medicare program. In addition to our collection of patient accounts receivable, from time to time, we can and do obtain additional sources of liquidity by the incurrence of additional indebtedness. While we have experienced disruption in our business volume due to COVID-19, we have not seen a change in our collection trends and remain confident in our ability to fund our operations.
During the six-month period ended June 30, 2020, we spent $1.7 million in capital expenditures as compared to $2.7 million during the six-month period ended June 30, 2019. Our capital expenditures for 2020 are expected to be approximately $6.0 million to $8.0 million, excluding the impact of any future acquisitions.
As of June 30, 2020, we had $177.3 million in cash and cash equivalents and $286.2 million in availability under our $550.0 million Revolving Credit Facility.
Based on our operating forecasts and our debt service requirements, we believe we will have sufficient liquidity to fund our operations, capital requirements and debt service requirements.
Outstanding Patient Accounts Receivable
Our patient accounts receivable increased $11.4 million from December 31, 2019 to June 30, 2020. The increase is due to our acquisition activity which added $20.4 million to accounts receivable and the reduction in RAPs under PDGM, partially offset by a reduction in revenue and accounts receivable related to reduced volumes resulting from COVID-19. Our cash collection as a percentage of revenue was 106% and 102% for the six-month periods ended June 30, 2020 and 2019, respectively. Our days revenue outstanding at June 30, 2020 was 42.0 days which is an increase of 1.1 days from December 31, 2019 and a decrease of 4.6 days from March 31, 2020. As anticipated, the transition to PDGM has negatively impacted our days revenue outstanding; the estimated impact is 3.6 days.
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
The following schedules detail our patient accounts receivable, by payor class, aged based upon initial date of service (amounts in millions, except days revenue outstanding):

	0-90	91-180	181-365	Over 365	Total
At June 30, 2020:
Medicare patient accounts receivable	$140.5	$6.1	$1.2	$1.0	$148.8
Other patient accounts receivable:
Medicaid	21.3	5.1	3.9	—	30.3
Private	61.4	7.4	1.1	—	69.9
Total	$82.7	$12.5	$5.0	$—	$100.2
Total patient accounts receivable					$249.0
Days revenue outstanding (1)					42.0
	0-90	91-180	181-365	Over 365	Total
At December 31, 2019:
Medicare patient accounts receivable	$115.2	$13.8	$6.8	$1.0	$136.8
Other patient accounts receivable:
Medicaid	22.6	5.7	4.0	—	32.3
Private	60.0	6.3	2.2	—	68.5
Total	$82.6	$12.0	$6.2	$—	$100.8
Total patient accounts receivable					$237.6
Days revenue outstanding (1)					40.9

(1)Our calculation of days revenue outstanding is derived by dividing our ending patient accounts receivable at June 30, 2020 and December 31, 2019 by our average daily patient revenue for the three-month periods ended June 30, 2020 and December 31, 2019, respectively.
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

Our weighted average interest rate for borrowings under our $550.0 million Revolving Credit Facility was 2.1% and 2.5% for the three and six-month periods ended June 30, 2020, respectively, and 4.0% for the three and six-month periods ended June 30, 2019. Our weighted average interest rate for borrowings under our $175.0 million Term Loan Facility was 2.0% and 2.6% for the three and six-month periods ended June 30, 2020, respectively, and 4.0% for the three-month period ended June 30, 2019 and for the period February 4, 2019 to June 30, 2019.
As of June 30, 2020, our consolidated leverage ratio was 1.3, our consolidated interest coverage ratio was 14.8 and we are in compliance with our covenants under the Amended Credit Agreement.
As of June 30, 2020, our availability under our $550.0 million Revolving Credit Facility was $286.2 million as we have $235.0 million outstanding in borrowings and $28.8 million outstanding in letters of credit.
See Note 4 - Long Term Obligations to our condensed consolidated financial statements for additional details on our outstanding long-term obligations.

Share Repurchase
2019 Stock Repurchase Program
On February 25, 2019, we announced that our Board of Directors authorized a stock repurchase program, under which we could have repurchased up to $100 million of our outstanding common stock through March 1, 2020.
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
We did not repurchase any shares pursuant to this stock repurchase program during 2020. The stock repurchase program expired on March 1, 2020.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from fluctuations in interest rates. Our Revolving Credit Facility carries a floating interest rate which is tied to the Eurodollar rate (i.e. LIBOR) and the Prime Rate and therefore, our condensed consolidated statements of operations and our condensed consolidated statements of cash flows are exposed to changes in interest rates. As of June 30, 2020, the total amount of outstanding debt subject to interest rate fluctuations was $403.4 million. A 1.0% interest rate change would cause interest expense to change by approximately $4.0 million annually, assuming the Company makes no principal repayments.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures which are designed to provide reasonable assurance of achieving their objectives and to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, disclosed and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. This information is also accumulated and communicated to our management and Board of Directors to allow timely decisions regarding required disclosure.
In connection with the preparation of this Quarterly Report on Form 10-Q, as of June 30, 2020, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.
Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2020, the end of the period covered by this Quarterly Report.

Changes in Internal Controls
There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have occurred during the quarter ended June 30, 2020, that have materially impacted, or are reasonably likely to materially impact, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and, based on an evaluation of our controls and procedures, our principal executive officer and our principal financial officer concluded our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2020, the end of the period covered by this Quarterly Report.

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
The recent outbreak of the COVID-19 pandemic has resulted in a general economic downturn and volatility in the stock market and has also caused and may continue to cause a decrease in our patient volumes and revenues, an increase in costs and an inability to access our patients and referral sources and could lead to staffing and medical supply shortages, any of which, or a combination of which, could have a material adverse effect on our business and financial results. The ultimate impact of COVID-19, including the impact on our liquidity, financial condition and results of operations, is uncertain and will depend on many factors and future developments, which are highly uncertain and cannot be predicted at this time, including the severity, scope and length of time that the pandemic continues, including regional surges in COVID-19 cases at various times, its impact on the national and global economy, its effect on the demand for our services, our ability to ensure the safety of our patients and employees and the actions taken by federal, state and local authorities to contain or treat the COVID-19 pandemic.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides the information with respect to purchases made by us of shares of our common stock during each of the months during the three-month period ended June 30, 2020:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
April 1, 2020 to April 30, 2020	174		$191.03	—	$—
May 1, 2020 to May 31, 2020	—		—	—	—
June 1, 2020 to June 30, 2020	12,196		188.67	—	—
	12,370	(1)	$188.71	—	$—

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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

2.1	Securities Purchase Agreement, dated as of April 23, 2020, by and between Amedisys Hospice, L.L.C. and Golden Gate Ancillary LLC (Immaterial schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.)	The Company's Current Report on Form 8-K filed on April 27, 2020	0-24260	2.1

3.1	Composite of Certificate of Incorporation of the Company inclusive of all amendments through June 14, 2007	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	0-24260	3.1

3.2	Composite of By-Laws of the Company inclusive of all amendments through October 17, 2019	The Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019	0-24260	3.2

10.1	Joinder Agreement, dated as of June 12, 2020, by and among Amedisys, Inc. and Amedisys Holding, L.L.C., as the borrowers, each of the new subsidiary guarantors party thereto, and Bank of America, N.A., as the administrative agent (The schedules to the Joinder have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish copies of the omitted schedules to the Securities and Exchange Commission upon request.)	The Company's Current Report on Form 8-K filed on June 15, 2020	0-24260	10.1

†31.1	Certification of Paul B. Kusserow, President and Chief Executive Officer (principal executive officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2	Certification of Scott G. Ginn, Chief Financial Officer (principal financial officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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
Date: July 29, 2020