Form 10-Q
period 2020-09-30
AMEDISYS INC
filed 2020-10-29
CIK 896262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, is as follows: Common stock, $0.001 par value, 32,810,539 shares outstanding as of October 23, 2020.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMEDISYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	September 30, 2020 (unaudited)	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$112,904	$30,294
Restricted cash	2,549	66,196
Patient accounts receivable	250,777	237,596
Prepaid expenses	14,906	8,243
Other current assets	30,114	8,225
Total current assets	411,250	350,554
Property and equipment, net of accumulated depreciation of $101,512 and $96,137	24,104	28,113
Operating lease right of use assets	94,273	84,791
Goodwill	931,483	658,500
Intangible assets, net of accumulated amortization of $17,165 and $7,044	84,143	64,748
Deferred income taxes	24,189	21,427
Other assets	33,278	54,612
Total assets	$1,602,720	$1,262,745
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$39,037	$31,259
Payroll and employee benefits	126,543	120,877
Accrued expenses	170,743	137,111
Provider relief fund advance	60,000	—
Current portion of long-term obligations	10,711	9,927
Current portion of operating lease liabilities	30,462	27,769
Total current liabilities	437,496	326,943
Long-term obligations, less current portion	300,576	232,256
Operating lease liabilities, less current portion	62,519	56,128
Other long-term obligations	44,386	5,905
Total liabilities	844,977	621,232
Commitments and Contingencies—Note 5
Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized; 37,457,444 and 36,638,021 shares issued; and 32,802,785 and 32,284,051 shares outstanding	37	37
Additional paid-in capital	690,099	645,256
Treasury stock, at cost 4,654,659 and 4,353,970 shares of common stock	(318,771)	(251,241)
Accumulated other comprehensive income	—	15
Retained earnings	384,840	246,383
Total Amedisys, Inc. stockholders’ equity	756,205	640,450
Noncontrolling interests	1,538	1,063
Total equity	757,743	641,513
Total liabilities and equity	$1,602,720	$1,262,745
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	For the Three-Month Periods Ended September 30,		For the Nine-Month Periods Ended September 30,
	2020	2019	2020	2019
Net service revenue	$544,070	$494,631	$1,520,814	$1,454,955
Other operating income	4,812	—	27,592	—
Cost of service, excluding depreciation and amortization	297,668	288,708	878,633	854,734
General and administrative expenses:
Salaries and benefits	123,146	99,941	330,329	293,127
Non-cash compensation	7,124	6,298	19,758	18,451
Other	49,348	48,474	142,616	140,284
Depreciation and amortization	8,283	4,366	19,955	12,440
Operating expenses	485,569	447,787	1,391,291	1,319,036
Operating income	63,313	46,844	157,115	135,919
Other income (expense):
Interest income	31	15	258	59
Interest expense	(2,692)	(3,778)	(8,675)	(11,459)
Equity in earnings from equity method investments	1,435	(812)	2,399	4,120
Miscellaneous, net	122	1,975	(2,318)	2,404
Total other expense, net	(1,104)	(2,600)	(8,336)	(4,876)
Income before income taxes	62,209	44,244	148,779	131,043
Income tax benefit (expense)	10,202	(9,919)	(9,175)	(31,105)
Net income	72,411	34,325	139,604	99,938
Net income attributable to noncontrolling interests	(430)	(193)	(1,147)	(760)
Net income attributable to Amedisys, Inc.	$71,981	$34,132	$138,457	$99,178
Basic earnings per common share:
Net income attributable to Amedisys, Inc. common stockholders	$2.20	$1.06	$4.26	$3.09
Weighted average shares outstanding	32,662	32,211	32,469	32,096
Diluted earnings per common share:
Net income attributable to Amedisys, Inc. common stockholders	$2.16	$1.03	$4.16	$3.01
Weighted average shares outstanding	33,260	33,002	33,267	32,944
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except common stock shares)
(Unaudited)

	For the Three-Months Ended September 30, 2020
	Total	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests
		Shares	Amount
Balance, June 30, 2020	$722,259	36,831,298	$37	$665,580	$(257,625)	$—	$312,859	$1,408
Issuance of stock – employee stock purchase plan	914	5,414	—	914	—	—	—	—
Issuance/(cancellation) of non-vested stock	—	81,767	—	—	—	—	—	—
Exercise of stock options	3,123	538,965	—	3,123	—	—	—	—
Non-cash compensation	7,124	—	—	7,124	—	—	—	—
Surrendered shares	(47,788)	—	—	13,358	(61,146)	—	—	—
Noncontrolling interest distribution	(300)	—	—	—	—	—	—	(300)
Net income	72,411	—	—	—	—	—	71,981	430
Balance, September 30, 2020	$757,743	37,457,444	$37	$690,099	$(318,771)	$—	$384,840	$1,538

	For the Three-Months Ended September 30, 2019
	Total	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests
		Shares	Amount
Balance, June 30, 2019	$562,942	36,445,591	$36	$623,309	$(246,175)	$15	$184,596	$1,161
Issuance of stock – employee stock purchase plan	850	8,230	—	850	—	—	—	—
Issuance of stock – 401(k) plan	2,353	19,381	—	2,353	—	—	—	—
Issuance/(cancellation) of non-vested stock	—	88,334	1	(1)	—	—	—	—
Exercise of stock options	2,045	37,737	—	2,045	—	—	—	—
Non-cash compensation	6,298	—	—	6,298	—	—	—	—
Surrendered shares	(4,895)	—	—	—	(4,895)	—	—	—
Noncontrolling interest distribution	(453)	—	—	—	—	—	—	(453)
Net income	34,325	—	—	—	—	—	34,132	193
Balance, September 30, 2019	$603,465	36,599,273	$37	$634,854	$(251,070)	$15	$218,728	$901

	For the Nine-Months Ended September 30, 2020
	Total	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests
		Shares	Amount
Balance, December 31, 2019	$641,513	36,638,021	$37	$645,256	$(251,241)	$15	$246,383	$1,063
Issuance of stock – employee stock purchase plan	2,600	16,772	—	2,600	—	—	—	—
Issuance of stock – 401(k) plan	3,057	18,312	—	3,057	—	—	—	—
Issuance/(cancellation) of non-vested stock	—	166,651	—	—	—	—	—	—
Exercise of stock options	6,070	617,688	—	6,070	—	—	—	—
Non-cash compensation	19,758	—	—	19,758	—	—	—	—
Surrendered shares	(54,172)	—	—	13,358	(67,530)	—	—	—
Noncontrolling interest distribution	(672)	—	—	—	—	—	—	(672)
Write-off of other comprehensive income	(15)	—	—	—	—	(15)	—	—
Net income	139,604	—	—	—	—	—	138,457	1,147
Balance, September 30, 2020	$757,743	37,457,444	$37	$690,099	$(318,771)	$—	$384,840	$1,538

	For the Nine-Months Ended September 30, 2019
	Total	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests
		Shares	Amount
Balance, December 31, 2018	$482,633	36,252,280	$36	$603,666	$(241,685)	$15	$119,550	$1,051
Issuance of stock – employee stock purchase plan	2,384	23,267	—	2,384	—	—	—	—
Issuance of stock – 401(k) plan	6,966	57,783	—	6,966	—	—	—	—
Issuance/(cancellation) of non-vested stock	—	185,515	1	(1)	—	—	—	—
Exercise of stock options	3,388	80,428	—	3,388	—	—	—	—
Non-cash compensation	18,451	—	—	18,451	—	—	—	—
Surrendered shares	(9,385)	—	—	—	(9,385)	—	—	—
Noncontrolling interest distribution	(910)	—	—	—	—	—	—	(910)
Net income	99,938	—	—	—	—	—	99,178	760
Balance, September 30, 2019	$603,465	36,599,273	$37	$634,854	$(251,070)	$15	$218,728	$901
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Nine-Month Periods Ended September 30,
	2020	2019
Cash Flows from Operating Activities:
Net income	$139,604	$99,938
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,955	12,440
Non-cash compensation	19,758	18,451
Non-cash 401(k) employer match	—	7,545
Amortization and impairment of operating lease right of use assets	29,149	27,014
(Gain) loss on disposal of property and equipment	(77)	6
Loss on sale of equity method investment	2,980	—
Write-off of other comprehensive income	(15)	—
Deferred income taxes	(2,762)	17,798
Equity in earnings from equity method investments	(2,399)	(4,120)
Amortization of deferred debt issuance costs/debt discount	653	653
Return on equity investment	3,919	3,727
Changes in operating assets and liabilities, net of impact of acquisitions:
Patient accounts receivable	6,486	(39,469)
Other current assets	(28,217)	(10,194)
Other assets	(91)	202
Accounts payable	(1,627)	(8,145)
Accrued expenses	25,594	27,903
Other long-term obligations	38,481	(231)
Operating lease liabilities	(25,576)	(24,116)
Operating lease right of use assets	(2,775)	(2,622)
Net cash provided by operating activities	223,040	126,780
Cash Flows from Investing Activities:
Proceeds from sale of deferred compensation plan assets	94	287
Proceeds from the sale of property and equipment	80	158
Purchases of property and equipment	(2,995)	(6,337)
Investments in equity method investees	(875)	(210)
Proceeds from sale of equity method investment	17,876	—
Acquisitions of businesses, net of cash acquired	(299,723)	(345,460)
Net cash used in investing activities	(285,543)	(351,562)
Cash Flows from Financing Activities:
Proceeds from issuance of stock upon exercise of stock options	6,070	3,388
Proceeds from issuance of stock to employee stock purchase plan	2,600	2,384
Shares withheld to pay taxes on non-cash compensation	(54,172)	(9,385)
Noncontrolling interest distribution	(672)	(910)
Proceeds from borrowings under term loan	—	175,000
Proceeds from borrowings under revolving line of credit	432,000	192,500
Repayments of borrowings under revolving line of credit	(357,000)	(133,000)
Principal payments of long-term obligations	(7,360)	(3,820)
Debt issuance costs	—	(847)
Provider relief fund advance	60,000	—
Net cash provided by financing activities	81,466	225,310
Net increase in cash, cash equivalents and restricted cash	18,963	528
Cash, cash equivalents and restricted cash at beginning of period	96,490	20,229
Cash, cash equivalents and restricted cash at end of period	$115,453	$20,757

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$4,902	$7,756
Cash paid for income taxes, net of refunds received	$30,290	$17,656
Cash paid for operating lease liabilities	$28,351	$26,738
Cash paid for finance lease liabilities	$1,483	$792
Supplemental Disclosures of Non-Cash Activity:
Right of use assets obtained in exchange for operating lease liabilities	$29,876	$110,304
Right of use assets obtained in exchange for finance lease liabilities	$822	$1,806
Reductions to right of use assets resulting from reductions to operating lease liabilities	$767	$1,235
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. NATURE OF OPERATIONS, CONSOLIDATION AND PRESENTATION OF FINANCIAL STATEMENTS
Amedisys, Inc., a Delaware corporation, (together with its consolidated subsidiaries, referred to herein as “Amedisys,” “we,” “us,” or “our”) is a multi-state provider of home health, hospice and personal care services with approximately 76% and 75% of our revenue derived from Medicare for the three and nine-month periods ended September 30, 2020, respectively, and approximately 74% of our revenue derived from Medicare for the three and nine-month periods ended September 30, 2019. As of September 30, 2020, we owned and operated 320 Medicare-certified home health care centers, 182 Medicare-certified hospice care centers and 14 personal-care care centers in 39 states within the United States and the District of Columbia.
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
We account for investments in entities in which we have the ability to exercise significant influence under the equity method if we hold 50% or less of the voting stock and the entity is not a variable interest entity in which we are the primary beneficiary. During the three-month period ended June 30, 2020, we sold our investment in the Heritage Healthcare Innovation Fund, LP via a secondary transaction for $17.9 million which resulted in a $3.0 million loss which is reflected in miscellaneous, net within our condensed consolidated statements of operations for the nine-month period ended September 30, 2020. The Company's original investment was made in 2010 and no longer fit within our strategic areas of focus. Proceeds from the sale were used to pay down debt and fund operations. The book value of investments that we account for under the equity method of accounting was $14.2 million and $35.7 million as of September 30, 2020 and December 31, 2019, respectively, and is reflected in other assets within our condensed consolidated balance sheet.
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

Non-contractual revenue adjustments are recorded for self-pay, uninsured patients and other payors by major payor class based on our historical collection experience, aged accounts receivable by payor and current economic conditions. The non-contractual revenue adjustments represent the difference between amounts billed and amounts we expect to collect based on our collection history with similar payors. The Company assesses its ability to collect for the healthcare services provided at the time of patient admission based on the Company's verification of the patient's insurance coverage under Medicare, Medicaid, and other commercial or managed care insurance programs. Medicare represents approximately 76% and 75% of the Company's consolidated net service revenue for the three and nine-month periods ended September 30, 2020, respectively, and 74% of the Company's consolidated net service revenue for the three and nine-month periods ended September 30, 2019.

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

We determine our estimates for non-contractual revenue adjustments related to our inability to obtain appropriate billing documentation, authorizations or face-to-face documentation based on our historical experience, which primarily includes a historical collection rate of over 99% on Medicare claims. Revenue is recorded at amounts we estimate to be realizable for services provided.

Revenue by payor class as a percentage of total net service revenue is as follows:

	For the Three-Month Periods Ended September 30,		For the Nine-Month Periods Ended September 30,
	2020	2019	2020	2019
Home Health:
Medicare	41%	43%	41%	44%
Non-Medicare - Episodic-based	7%	9%	6%	9%
Non-Medicare - Non-episodic based	12%	11%	13%	12%
Hospice (1):
Medicare	35%	31%	34%	30%
Non-Medicare	2%	2%	2%	1%
Personal Care	3%	4%	4%	4%
	100%	100%	100%	100%
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
Net service revenue is recorded based on the established Federal Medicare home health payment rate for a 30-day period of care. PDGM uses timing, admission source, functional impairment levels and principal and other diagnoses to case-mix adjust payments. The case-mix adjusted payment for a 30-day period of care is subject to additional adjustments based on certain variables, including, but not limited to (a) an outlier payment if our patient's care was unusually costly (capped at 10% of total reimbursement per provider number); (b) a low utilization payment adjustment (“LUPA”) if the number of visits provided was less than the established threshold, which ranges from two to six visits and varies for every case-mix group under PDGM; (c) a partial payment if a patient transferred to another provider or from another provider before completing the 30-day period of care; and (d) the applicable geographic wage index. Payment for non-routine supplies are now included in the 30-day payment rate.
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
Non-episodic based Revenue. Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to our established or estimated per-visit rates. Contractual revenue adjustments are recorded for the difference between our standard rates and the contracted rates to be realized from patients, third parties and others for services provided and are deducted from gross revenue to determine net service revenue. We also make non-contractual revenue adjustments to non-episodic revenue based on our historical experience, to reflect the estimated transaction price. We receive a minimal amount of our net service revenue from patients who are either self-insured or are obligated for an insurance co-payment.
Hospice Revenue Recognition
Hospice Medicare Revenue
Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the estimated payment rates. The estimated payment rates are predetermined daily or hourly rates for each of the four levels of care we deliver. The four levels of care are routine care, general inpatient care, continuous home care and respite care. Routine care accounted for 97% of our total net Medicare hospice service revenue for the three and nine-month periods ended September 30, 2020 and 99% of our total net Medicare hospice service revenue for the three and nine-month periods ended September 30, 2019. There are two separate payment rates for routine care: payments for the first 60 days of care and care beyond 60 days. In addition to the two routine rates, we may also receive a service intensity add-on (“SIA”). The SIA is based on visits made in the last seven days of life by a registered nurse (“RN”) or medical social worker (“MSW”) for patients in a routine level of care.
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
Additionally, our hospice service revenue is subject to certain limitations on payments from Medicare which are considered variable consideration. We are subject to an inpatient cap limit and an overall Medicare payment cap for each provider number. We monitor these caps on a provider-by-provider basis and estimate amounts due back to Medicare if we estimate a cap has been exceeded. We record these adjustments as a reduction to revenue and an increase in accrued expenses within our condensed consolidated balance sheets. Providers are required to self-report and pay their estimated cap liability by February 28th of the following year. As of September 30, 2020, we have recorded $9.9 million for estimated amounts due back to Medicare in accrued expenses for the Federal cap years ended October 31, 2013 through September 30, 2020; $2.6 million of this balance was acquired with the AseraCare acquisition. As of December 31, 2019, we had recorded $5.7 million for estimated amounts due back to Medicare in accrued expenses for the Federal cap years ended October 31, 2013 through September 30, 2020.
Hospice Non-Medicare Revenue
Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to our established rates or estimated per day rates, as applicable. Contractual revenue adjustments are recorded for the difference between our standard rates and the contractual rates to be realized from patients, third party payors and others for services provided and are deducted from gross revenue to determine our net service revenue. We also make non-contractual adjustments to non-Medicare revenue based on our historical experience, to reflect the estimated transaction price.
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
Government Grants
In the absence of specific guidance to account for government grants under U.S. GAAP, we have decided to account for government grants in accordance with International Accounting Standard ("IAS") 20, Accounting for Government Grants and Disclosure of Government Assistance, and as such, we recognize grant income on a systematic basis in line with the recognition of expenses or the loss of revenues for which the grants are intended to compensate. We recognize grants once both of the following conditions are met: (1) we are able to comply with the relevant conditions of the grant and (2) the grant will be received. See Note 10 - Novel Coronavirus Pandemic ("COVID-19") for additional information on our accounting for government funds received under the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") and the Mass Home Care ASAP COVID-19 Provider Sustainability Program.
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include certificates of deposit and all highly liquid debt instruments with maturities of three months or less when purchased. Our cash balance as of September 30, 2020 includes approximately $81 million associated with the CARES Act Provider Relief Fund ("PRF"). We separated the PRF funds into their own account during the three-month period ended June 30, 2020. As of September 30, 2020, we have only transferred funds used during the six-month period ended June 30, 2020 to our operating account. We will transfer funds used during the three-month period ended September 30, 2020 to our operating account in the fourth quarter.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restricted cash includes cash that is not available for ordinary business use. As of September 30, 2020, we had $2.5 million of restricted cash that was placed into escrow accounts related to the indemnity and closing payment adjustment provisions within the Asana Hospice and AseraCare Hospice purchase agreements ($1.5 million and $1.0 million, respectively).
Patient Accounts Receivable
We report accounts receivable from services rendered at their estimated transaction price, which includes contractual and non-contractual revenue adjustments based on the amounts expected to be due from payors. Our patient accounts receivable are uncollateralized and consist of amounts due from Medicare, Medicaid, other third-party payors and patients. As of September 30, 2020, there is no single payor, other than Medicare, that accounts for more than 10% of our total outstanding patient receivables. Thus, we believe there are no other significant concentrations of receivables that would subject us to any significant credit risk in the collection of our patient accounts receivable. We write off accounts on a monthly basis once we have exhausted our collection efforts and deem an account to be uncollectible. We believe the collectability risk associated with our Medicare accounts, which represent 63% and 58% of our patient accounts receivable at September 30, 2020 and December 31, 2019, respectively, is limited due to our historical collection rate of over 99% from Medicare and the fact that Medicare is a U.S. government payor.
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
Fair Value of Financial Instruments
The following details our financial instruments where the carrying value and the fair value differ (amounts in millions):

	Fair Value at Reporting Date Using
Financial Instrument	Carrying Value as of September 30, 2020	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term obligations	$311.5	$—	$317.2	$—

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

	For the Three- Month Periods Ended September 30,		For the Nine- Month Periods Ended September 30,
	2020	2019	2020	2019
Weighted average number of shares outstanding - basic	32,662	32,211	32,469	32,096
Effect of dilutive securities:
Stock options	336	532	506	543
Non-vested stock and stock units	262	259	292	305
Weighted average number of shares outstanding - diluted	33,260	33,002	33,267	32,944
Anti-dilutive securities	36	133	31	154
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
Hospice Division
On January 1, 2020, we acquired Asana Hospice ("Asana"), a hospice provider with locations in Pennsylvania, Ohio, Texas, Missouri and Kansas for a purchase price of $66.3 million, net of cash acquired of $0.7 million. Under the purchase agreement, the purchase price was subject to a net working capital adjustment, whereby the purchase price would be adjusted to the extent the actual net working capital of Asana as of the closing differed from the required net working capital under the purchase agreement. The net working capital adjustment, which was finalized during the three-month period ended June 30, 2020, reduced the purchase price by $0.7 million, from $66.3 million to $65.6 million.
The Company is in the process of finalizing its valuation of the assets acquired and liabilities assumed. During the three-month period ended September 30, 2020, we recorded measurement period adjustments based on changes to management's estimates and assumptions related to the assets acquired and liabilities assumed. Based on the Company's preliminary valuation, the total estimated consideration of $65.6 million has been allocated to assets acquired and liabilities assumed as of the acquisition date as follows (amounts in millions):

Amount
Patient accounts receivable	$4.7
Property and equipment	0.2
Operating lease right of use assets	0.9
Intangible assets	5.6
Total assets acquired	11.4
Accounts payable	(3.2)
Payroll and employee benefits	(1.5)
Accrued expenses	(0.4)
Operating lease liabilities	(0.8)
Total liabilities assumed	(5.9)
Net identifiable assets acquired	5.5
Goodwill	60.1
Total estimated consideration	$65.6

Intangible assets acquired include licenses ($2.0 million), acquired names ($1.3 million) and non-compete agreements ($2.3 million). The acquired names and non-compete agreements will be amortized over a weighted-average period of 2.0 years.
Asana contributed approximately $4.6 million in net service revenue and an operating loss of $1.0 million (inclusive of acquisition and integration costs totaling $0.3 million and intangibles amortization totaling $0.7 million) during the three-month period ended September 30, 2020 and $19.0 million in net service revenue and an operating loss of $3.2 million (inclusive of acquisition and integration costs totaling $1.8 million and intangibles amortization totaling $2.1 million) during the nine-month period ended September 30, 2020.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On June 1, 2020, we acquired Homecare Preferred Choice, Inc., doing business as AseraCare Hospice ("AseraCare"), a national hospice care provider with 44 locations, for an estimated purchase price of $230.4 million, net of cash acquired and inclusive of a $32 million tax asset.
The closing payment for the purchase price included estimates for cash, working capital and various other items. Under the purchase agreement, the purchase price was subject to a closing payment adjustment for any differences between estimated amounts included in the closing payment and actual amounts at close, not to exceed $1.0 million. The closing payment adjustment, which was finalized during October 2020, reduced the purchase price by $0.8 million, from $230.4 million to $229.6 million.
The Company is in the process of reviewing the fair value of the assets acquired and liabilities assumed. During the three-month period ended September 30, 2020, we recorded measurement period adjustments based on changes to management's estimates and assumptions related to the assets acquired and liabilities assumed. Based on the Company's preliminary valuation, the total estimated consideration of $229.6 million has been allocated to assets acquired and liabilities assumed as of the acquisition date as follows (amounts in millions):

Amount
Patient accounts receivable	$14.9
Prepaid expenses	1.0
Property and equipment	0.6
Operating lease right of use assets	5.9
Intangible assets	24.3
Other assets	0.2
Total assets acquired	46.9
Accounts payable	(5.8)
Payroll and employee benefits	(6.4)
Accrued expenses	(8.4)
Operating lease liabilities	(5.4)
Total liabilities assumed	(26.0)
Net identifiable assets acquired	20.9
Goodwill	208.7
Total estimated consideration	$229.6

Intangible assets acquired include licenses ($9.4 million), acquired names ($5.7 million) and non-compete agreements ($9.2 million). The acquired names will be amortized over a weighted-average period of 2.0 years and the non-compete agreements will be amortized over a weighted-average period of 1.7 years.
AseraCare contributed approximately $28.2 million in net service revenue and an operating loss of $3.8 million (inclusive of acquisition and integration costs totaling $3.2 million and intangibles amortization totaling $2.7 million) during the three-month period ended September 30, 2020 and $37.4 million in net service revenue and an operating loss of $6.8 million (inclusive of acquisition and integration costs totaling $6.5 million and intangibles amortization totaling $2.9 million) during the nine-month period ended September 30, 2020.
The following table contains unaudited pro forma condensed consolidated statement of operations information for the three and nine-month periods ended September 30, 2020 and 2019 assuming that the AseraCare acquisition closed on January 1, 2019 (amounts in millions, except per share data). The pro forma financial information includes various assumptions, including those related to the preliminary purchase price allocation of assets acquired and liabilities assumed. The pro forma financial information may vary in future quarters based on the final valuations and analysis of the fair value of the assets acquired and liabilities assumed.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the Three- Month Periods Ended September 30,		For the Nine- Month Periods Ended September 30,
	2020	2019	2020	2019
Net service revenue	$544.1	$525.5	$1,569.4	$1,546.0
Operating income	63.8	45.4	155.9	131.3
Net income attributable to Amedisys Inc.	72.3	31.3	135.5	90.2
Basic earnings per share	2.21	0.97	4.17	2.81
Diluted earnings per share	2.18	0.95	4.07	2.74

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
4. LONG-TERM OBLIGATIONS
Long-term debt consists of the following for the periods indicated (amounts in millions):

	September 30, 2020	December 31, 2019
$175.0 million Term Loan; interest rate at Base Rate plus Applicable Rate or Eurodollar Rate plus Applicable Rate (1.7% at September 30, 2020); due February 4, 2024	$166.3	$171.7
$550.0 million Revolving Credit Facility; interest only payments; interest rate at Base Rate plus Applicable Rate or Eurodollar Rate plus Applicable Rate (1.7% at September 30, 2020); due February 4, 2024	145.0	70.0
Promissory notes	0.2	0.6
Finance leases	2.7	3.4
Principal amount of long-term obligations	314.2	245.7
Deferred debt issuance costs	(2.9)	(3.5)
	311.3	242.2
Current portion of long-term obligations	(10.7)	(9.9)
Total	$300.6	$232.3

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

The loans issued under the Credit Facility bear interest on a per annum basis, at our election, at either: (i) the Base Rate plus the Applicable Rate or (ii) the Eurodollar Rate plus the Applicable Rate. The “Base Rate” means a fluctuating rate per annum equal to the highest of (a) the federal funds rate plus 0.50% per annum, (b) the prime rate of interest established by the Administrative Agent, and (c) the Eurodollar Rate plus 1% per annum. The “Eurodollar Rate” means the quoted rate per annum equal to the

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

London Interbank Offered Rate (“LIBOR”) or a comparable successor rate approved by the Administrative Agent for an interest period of one, two, three or six months (as selected by us). The “Applicable Rate” is based on the consolidated leverage ratio and is presented in the table below. As of September 30, 2020, the Applicable Rate is 0.50% per annum for Base Rate loans and 1.50% per annum for Eurodollar Rate loans. We are also subject to a commitment fee and letter of credit fee under the terms of the Amended Credit Agreement, as presented in the table below.

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

Our weighted average interest rate for borrowings under our $550.0 million Revolving Credit Facility was 1.8% and 2.2% for the three and nine-month periods ended September 30, 2020, respectively, and 3.8% and 3.9% for the three and nine-month periods ended September 30, 2019, respectively. Our weighted average interest rate for borrowings under our $175.0 million Term Loan Facility was 1.7% and 2.3% for the three and nine-month periods ended September 30, 2020, respectively, and 3.7% and 3.9% for the three-month period ended September 30, 2019 and for the period February 4, 2019 to September 30, 2019, respectively.
As of September 30, 2020, our consolidated leverage ratio was 1.0, our consolidated interest coverage ratio was 18.9 and we are in compliance with our covenants under the Amended Credit Agreement. In the event we are not in compliance with our debt covenants in the future, we would pursue various alternatives in an attempt to successfully resolve the non-compliance, which might include, among other things, seeking debt covenant waivers or amendments.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of September 30, 2020, our availability under our $550.0 million Revolving Credit Facility was $376.2 million as we have $145.0 million outstanding in borrowings and $28.8 million outstanding in letters of credit.
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
Based on our analysis of sample claims data in connection with preliminary settlement discussions with the U.S. Department of Justice regarding the above matters, we have recorded a total of $6.5 million to accrued expenses in our condensed consolidated balance sheets related to these matters. Due to the ongoing nature of the investigations and current stage of the settlement discussions, we are unable to estimate a range of potential loss at this time, and we cannot predict the timing or outcome of these investigations.
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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In July 2010, our subsidiary that provides hospice services in Florence, South Carolina received from a ZPIC a request for records regarding a sample of 30 beneficiaries who received services from the subsidiary during the period of January 1, 2008 through March 31, 2010 (the “Review Period”) to determine whether the underlying services met pertinent Medicare payment requirements. We acquired the hospice operations subject to this review on August 1, 2009; the Review Period covers time periods both before and after our ownership of these hospice operations. Based on the ZPIC’s findings for 16 beneficiaries, which were extrapolated to all claims for hospice services provided by the Florence subsidiary billed during the Review Period, on June 6, 2011, the Medicare Administrative Contractor (“MAC”) for the subsidiary issued a notice of overpayment seeking recovery from our subsidiary of an alleged overpayment. We dispute these findings, and our Florence subsidiary has filed appeals through the Original Medicare Standard Appeals Process, in which we are seeking to have those findings overturned. An administrative law judge ("ALJ") hearing was held in early January 2015. On January 18, 2016, we received a letter dated January 6, 2016 referencing the ALJ hearing decision for the overpayment issued on June 6, 2011. The decision was partially favorable with a new overpayment amount of $3.7 million with a balance owed of $5.6 million, including interest, based on 9 disputed claims (originally 16). We filed an appeal to the Medicare Appeals Council on the remaining 9 disputed claims and also argued that the statistical method used to select the sample was not valid. No assurances can be given as to the timing or outcome of the Medicare Appeals Council decision. As of September 30, 2020, Medicare has withheld payments of $5.7 million (including additional interest) as part of their standard procedures once this level of the appeal process has been reached. In the event we are not able to recoup this alleged overpayment, we are entitled to be indemnified by the prior owners of the hospice operations for amounts relating to the period prior to August 1, 2009. On January 10, 2019, an arbitration panel from the American Health Lawyers Association determined that the prior owners' liability for their indemnification obligation was $2.8 million. This amount is recorded as an indemnity receivable within other assets in our condensed consolidated balance sheets.
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
As of September 30, 2020, we have an accrued liability of approximately $17.4 million related to this matter. We expect to be indemnified by the prior owners for approximately $10.9 million of the total $12.6 million available indemnification related to this matter and have recorded this amount within other assets in our condensed consolidated balance sheets. The net of these two amounts, $6.5 million, was recorded as a reduction in revenue in our condensed consolidated statements of operations during 2017. As of September 30, 2020, $1.5 million of receivables have been impacted by this payment suspension.

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

	For the Three-Month Period Ended September 30, 2020
	Home Health	Hospice	Personal Care	Other	Total
Net service revenue	$326.0	$199.7	$18.4	$—	$544.1
Other operating income	2.6	1.7	0.5	—	4.8
Cost of service, excluding depreciation and amortization	180.0	104.1	13.5	—	297.6
General and administrative expenses	78.8	47.8	3.2	49.9	179.7
Depreciation and amortization	1.0	0.6	—	6.7	8.3
Operating expenses	259.8	152.5	16.7	56.6	485.6
Operating income (loss)	$68.8	$48.9	$2.2	$(56.6)	$63.3

	For the Three-Month Period Ended September 30, 2019
	Home Health	Hospice	Personal Care	Other	Total
Net service revenue	$311.5	$162.4	$20.7	$—	$494.6
Cost of service, excluding depreciation and amortization	188.9	84.5	15.3	—	288.7
General and administrative expenses	75.5	35.8	3.0	40.4	154.7
Depreciation and amortization	1.0	0.4	0.1	2.9	4.4
Operating expenses	265.4	120.7	18.4	43.3	447.8
Operating income (loss)	$46.1	$41.7	$2.3	$(43.3)	$46.8

	For the Nine-Month Period Ended September 30, 2020
	Home Health	Hospice	Personal Care	Other	Total
Net service revenue	$919.8	$546.2	$54.8	$—	$1,520.8
Other operating income	17.7	8.9	1.0	—	27.6
Cost of service, excluding depreciation and amortization	543.8	293.1	41.7	—	878.6
General and administrative expenses	226.7	127.4	9.5	129.2	492.8
Depreciation and amortization	2.9	1.7	0.1	15.2	19.9
Operating expenses	773.4	422.2	51.3	144.4	1,391.3
Operating income (loss)	$164.1	$132.9	$4.5	$(144.4)	$157.1

	For the Nine-Month Period Ended September 30, 2019
	Home Health	Hospice	Personal Care	Other	Total
Net service revenue	$940.2	$452.6	$62.1	$—	$1,454.9
Cost of service, excluding depreciation and amortization	562.4	245.9	46.4	—	854.7
General and administrative expenses	220.9	99.7	9.3	122.0	451.9
Depreciation and amortization	3.1	1.2	0.2	7.9	12.4
Operating expenses	786.4	346.8	55.9	129.9	1,319.0
Operating income (loss)	$153.8	$105.8	$6.2	$(129.9)	$135.9

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. CAPITAL STOCK AND SHARE-BASED COMPENSATION
On August 10, 2020, Paul B. Kusserow, President, Chief Executive Officer and Chairman of the Board of Amedisys, exercised 500,000 stock options previously awarded to him under our 2008 Omnibus Incentive Compensation Plan. In connection with the exercise, Mr. Kusserow surrendered 231,683 shares of common stock to us to satisfy tax withholding and strike price obligations and elected to hold the net 268,317 shares issued to him. The surrendered shares are classified as treasury shares. This transaction resulted in a cash outflow of $40.4 million, reflected within financing activities in our condensed consolidated statement of cashflows, related to the remittance of tax withholding obligations on Mr. Kusserow's behalf. In addition, Mr. Kusserow's stock option exercise resulted in a $24.0 million income tax benefit that was recorded in our condensed consolidated statement of operations during the three-month period ended September 30, 2020. We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period for each separately vesting portion of the award in accordance with ASC 718, Compensation: Stock Compensation; however, the income tax deduction related to stock options is not recognized until the stock option exercise date. As a result, for awards that are expected to result in a tax deduction, a deferred tax asset is created as the entity recognizes compensation expense for GAAP purposes. If the tax deduction exceeds the cumulative GAAP compensation expense for the award, the tax benefit associated with any excess deduction is recognized as an income tax benefit in the statement of operations.

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
9. RELATED PARTY TRANSACTIONS
During 2018, we made a $7.0 million investment in Medalogix, a healthcare predictive data and analytics company; this investment is accounted for under the equity method. We incurred costs of approximately $1.1 million and $2.2 million during the three and nine-month periods ended September 30, 2020, respectively, and approximately $0.1 million and $0.2 million during the three and nine-month periods ended September 30, 2019, respectively, in connection with the usage of Medalogix's analytics platforms. We believe that the terms of these transactions are consistent with those negotiated at arm's length.
10. NOVEL CORONAVIRUS PANDEMIC ("COVID-19")
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
On March 27, 2020, the CARES Act was signed into legislation. The CARES Act provides for $175 billion to healthcare providers, including hospitals on the front lines of the COVID-19 pandemic. Of this total allocated amount, $30 billion was distributed immediately to providers based on their proportionate share of Medicare fee-for-service reimbursements in 2019. Healthcare providers were required to sign an attestation confirming receipt of the Provider Relief Fund ("PRF") funds and agree to the terms and conditions of payment. Our home health and hospice segments received approximately $100 million from the first $30 billion of funds distributed to healthcare providers in April 2020, which is inclusive of $2 million related to our joint venture care centers (equity method investments). We also acquired approximately $5 million of PRF funds in connection with the acquisition of AseraCare. Consistent with the terms and conditions for receipt of the payment, we are allowed to use the funds to cover lost revenues (defined as a negative change in year over year net patient care revenue) and health care costs related to COVID-19, and we are required to properly and fully document the use of these funds in reports to the U.S. Department of Health and Human Services ("HHS").
For our wholly-owned subsidiaries, we have decided to only utilize PRF funds to the extent we have qualifying COVID-19 expenses, which totaled $5 million and $27 million for our home health and hospice segments during the three and nine-month periods ended September 30, 2020, respectively. Accordingly, for our wholly-owned subsidiaries, we will not be using PRF funds to cover lost revenues resulting from COVID-19. The grant income associated with the COVID-19 expenses incurred to date is reflected in other operating income within our condensed consolidated statement of operations.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

HHS issued new guidance in September 2020 noting that PRF funds can be used towards lost revenues or expenses attributable to COVID-19 through June 30, 2021. Our estimate as of the end of the second quarter only reflected usage of the funds through December 31, 2020. As a result, we have increased our estimate of the funds that we intend to use going forward by $10 million to cover the additional six month period. Consistent with prior quarter, we do not believe that we will fully utilize the funds received; therefore, we recorded a liability related to the funds that we do not expect to utilize totaling $60 million which is reflected in the Provider Relief Fund Advance account in current liabilities within our condensed consolidated balance sheet. Funds that we intend to use in the future to cover COVID-19 expenses, which we have estimated to be approximately $17 million, have been recorded to a deferred liability account within accrued expenses in our condensed consolidated balance sheet. These estimates may change as our ability to utilize and retain the funds will depend on the magnitude, timing and nature of the impact of the pandemic. In summary, the total funds that we have received from the CARES Act PRF have been accounted for as follows as of September 30, 2020 (amounts in millions):

Amount
Funds utilized during the nine-month period ended September 30, 2020	$26.6
Estimated funds to be utilized October 2020 through June 2021	16.9
Estimated funds to be repaid to the government	60.0
Funds received by unconsolidated joint ventures	1.9
$105.4

On April 24, 2020, HHS distributed an additional $18 billion in funds to healthcare providers. We did not receive, nor apply, for any additional funds from this second distribution.
On October 1, 2020, HHS announced $20 billion in new funding to healthcare providers under the Phase 3 general distribution. We have not applied for any additional funds from this distribution.
The CARES Act also provides for the temporary suspension of the automatic 2% reduction of Medicare claim reimbursements (sequestration) for the period May 1 through December 31, 2020 and the deferral of the employer share of social security tax (6.2%), effective for payments due after the enactment date. Fifty percent of the deferred payroll taxes are due on December 31, 2021 with the remaining amounts due on December 31, 2022. As of September 30, 2020, we have deferred $38.5 million of social security taxes; this amount is included in other long-term obligations within our condensed consolidated balance sheet.
Our personal care segment did not receive funds under the CARES Act; however, they did receive funds from the Mass Home Care ASAP COVID-19 Provider Sustainability Program, which are intended to cover costs related to the public health emergency. The grant income associated with the funds received, which totaled less than $1 million and $1 million during the three and nine-month periods ended September 30, 2020, respectively, is reflected in other operating income within our condensed consolidated statement of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition for the three and nine-month periods ended September 30, 2020. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included herein, and the consolidated financial statements and notes and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”) on February 19, 2020 (the “Form 10-K”), which are incorporated herein by this reference. Historical results that appear in the condensed consolidated financial statements should not be interpreted as being indicative of future operations.
Unless otherwise provided, “Amedisys,” “we,” “our,” and the “Company” refer to Amedisys, Inc. and our consolidated subsidiaries.
Overview
We are a provider of high-quality in-home healthcare and related services to the chronic, co-morbid, aging American population, with approximately 76% and 75% of our revenue derived from Medicare for the three and nine-month periods ended September 30, 2020, respectively, and approximately 74% of our revenue derived from Medicare for the three and nine-month periods ended September 30, 2019.
Our operations involve servicing patients through our three reportable business segments: home health, hospice and personal care. Our home health segment delivers a wide range of services in the homes of individuals who may be recovering from an illness, injury or surgery. Our hospice segment provides care that is designed to provide comfort and support for those who are facing a terminal illness. Our personal care segment provides patients with assistance with the essential activities of daily living. As of September 30, 2020, we owned and operated 320 Medicare-certified home health care centers, 182 Medicare-certified hospice care centers and 14 personal-care care centers in 39 states within the United States and the District of Columbia.
Care Centers Summary (Includes Unconsolidated Joint Ventures)

	Home Health	Hospice	Personal Care
As of December 31, 2019	321	138	12
Acquisitions/Startups	4	54	2
Closed/Consolidated	(5)	(10)	—
As of September 30, 2020	320	182	14
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
Payment
On July 31, 2020, the Centers for Medicare and Medicaid Services ("CMS") issued a final rule to update hospice payment rates and the wage index for fiscal year 2021 effective for services provided from October 1, 2020. CMS estimates hospices serving Medicare beneficiaries would see an estimated 2.4% increase in payments. This increase is the result of a 2.4% market basket adjustment as required under the Patient Protection and Affordable Health Care Act and the Health Care and Education Reconciliation Act (collectively, "PPACA"). The rule also proposes changes to the hospice wage index by adopting the most recent Office of Management and Budget statistical area delineations with a five percent cap on wage index decreases. Finally, CMS proposed an increase in the aggregate cap amount of 2.4% to $30,684. Based on our analysis of the proposed rule, we expect our impact to be in line with the 2.4% increase.
On June 25, 2020, CMS issued a proposed payment change for Medicare home health providers for calendar year 2021. CMS estimates that the proposed rule will result in a 2.6% increase in payments to home health providers. The increase is the result of a 3.1% market basket adjustment less a 0.4% productivity adjustment, reduced by less than 0.1% for the rural add-on. Based on our analysis of the proposed rule, we expect our impact to be in line with the 2.6% increase. Additionally, CMS has proposed to make permanent the telehealth flexibilities that were announced in the Interim Final Rule (Emergency Rule) for COVID-19 in March 2020. These flexibilities have allowed home health agencies to provide care via telehealth if it is (1)

clinically appropriate and (2) included in the plan of care. Telehealth visits still do not count as visits in determining the LUPA threshold.
On October 31, 2019, CMS issued the Calendar Year 2020 Home Health Final Rule, which confirmed the implementation of the Patient-Driven Groupings Model ("PDGM") effective January 1, 2020 as well as a change in the unit of payment from a 60-day episode of care to a 30-day period of care. Additionally, in an effort to eliminate fraud risks, CMS reduced requests for anticipated payment ("RAPs") for 2020 to 20% with the full elimination of RAPs in 2021. CMS estimated that the final rule would result in a 1.3% increase in payments to home health providers. The increase is the result of a statutorily mandated 1.5% market basket increase pursuant to the Bipartisan Budget Act of 2018, reduced by 0.2% for the rural add-on. In calculating the impact, CMS also assumed that the industry would make certain behavioral changes related to coding practices, low utilization payment adjustment ("LUPA") management and co-morbidities. As a result, CMS reduced reimbursement by 4.36%. We have estimated the impact of the final rule on us to be a reduction in revenue of 2.8%.
Novel Coronavirus Pandemic ("COVID-19")
Our operations and financial performance have been impacted by COVID-19 during the three and nine-month periods ended September 30, 2020. The impacts on our operations began during the second week of March, as we experienced declines in referral volumes and an increase in missed visits. Each of our business lines was impacted; however, the disruption was greatest in our home health segment, which experienced a referral low-point the week of April 5th. Since that time, we have seen a steady recovery in referral volumes and a corresponding drop in missed visits. In our hospice segment, our referrals hit their low-point the week of March 22nd. While hospice admission volumes have improved significantly, the slowdown in March has impacted our average daily census and has been most significant in our facility-based census. Additionally, our access to facilities has been restricted resulting in a decline in our visits performed by licensed practical nurses ("LPNs") and home health aides ("HHAs") in facilities. The financial impacts of COVID-19 during the three and nine-month periods ended September 30, 2020 are discussed in further detail under "Results of Operations" below.
While we currently believe that we have a reasonable view of operations for the remainder of 2020, the uncertainty created by COVID-19 could alter our outlook of the pandemic's impact on our consolidated financial condition, results of operations or cash flows. The following factors could potentially impact our recovery: the continued increase or decrease in the number of COVID-19 cases nationwide, the utilization of elective procedures, the return of patient confidence to enter a hospital or a doctor's office, the ability to have access to our patients in their homes and in facilities, cost normalization around personal protective equipment ("PPE") and any future or prolonged shelter-in-place orders and other federal, state and local requirements. Potential impacts of COVID-19 on our results include lower revenue, higher salary and wage expense related to quarantine pay and training and increased supply costs related to PPE and COVID-19 testing. The impacts to revenue may consist of the following:
•lower volumes due to interruption of the operations of our referral sources, patients' unwillingness to accept services and restrictions on access to facilities for hospice services and
•lower reimbursement due to missed visits resulting in an increase in LUPAs and lost billing periods.
On March 27, 2020, the bipartisan Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into legislation. The CARES Act provides for the following:
•$175 billion to healthcare providers, including hospitals on the front lines of the COVID-19 pandemic. Of this total allocated amount, $30 billion was distributed immediately to providers based on their proportionate share of Medicare fee-for-service reimbursements in 2019. Healthcare providers were required to sign an attestation confirming receipt of the Provider Relief Fund ("PRF") funds and agree to the terms and conditions of payment. Our home health and hospice segments received approximately $100 million from the first $30 billion of funds distributed to healthcare providers in April 2020, which is inclusive of $2 million related to our joint venture care centers (equity method investments). We also acquired approximately $5 million of PRF funds in connection with the acquisition of AseraCare. Consistent with the terms and conditions for receipt of the payment, we are allowed to use the funds to cover lost revenues (defined as a negative change in year over year net patient care revenue) and health care costs related to COVID-19, and we are required to properly and fully document the use of these funds in reports to the U.S. Department of Health and Human Services ("HHS").
For our wholly-owned subsidiaries, we have decided to only utilize PRF funds to the extent we have qualifying COVID-19 expenses, which totaled $5 million and $27 million for our home health and hospice segments during the three and nine-month periods ended September 30, 2020, respectively. Accordingly, for our wholly-owned subsidiaries, we will not be using the funds to cover lost revenues resulting from COVID-19. In September 2020, HHS issued new guidance noting that PRF funds can be used through June 30, 2021. Our estimate as of the end of the second quarter only reflected usage of the funds through December 31, 2020. As a result, we have increased our estimate of the funds that we intend to use going forward by $10 million to cover the additional six month period.

Consistent with prior quarter, we do not believe that we will fully utilize the funds received; therefore, we have recorded a liability related to the funds that we do not expect to utilize totaling $60 million which is reflected in the Provider Relief Fund Advance account in current liabilities within our condensed consolidated balance sheet. Funds that we intend to use in the future to cover COVID-19 expenses, which we have estimated to be approximately $17 million, have been recorded to a deferred liability account within accrued expenses in our condensed consolidated balance sheet. These estimates may change as our ability to utilize and retain the funds will depend on the magnitude, timing and nature of the impact of the pandemic.
•The temporary suspension of the automatic 2% reduction of Medicare claim reimbursements (sequestration) for the period May 1 through December 31, 2020. We estimate the impact will increase our 2020 net service revenue by approximately $23 million.
•The deferral of the employer share of social security tax (6.2%), effective for payments due after the enactment date. Fifty percent of the deferred payroll taxes are due on December 31, 2021 with the remaining amounts due on December 31, 2022. We estimate the impact will increase our 2020 cash flow from operations by approximately $60 million. As of September 30, 2020, we have deferred approximately $38 million of social security tax; this amount is reflected in other long-term obligations within our condensed consolidated balance sheet.
•The temporary suspension of Medicare patient coverage criteria and documentation and care requirements and the expansion of telehealth in providing home health and hospice care to patients.
•The ability for non-physician practitioners to certify for home health, order home health services, establish and review plans of care and certify and recertify eligibility.
The well-being of our employees has been one of our top priorities during this pandemic. We have taken the following steps to support our employees: implemented up to 14 days of paid leave during any required quarantine periods; awarded bonuses to our clinicians and caregivers who have seen patients during the pandemic; completed an early cash pay-out of employee paid-time-off balances; instituted work-from-home arrangements for our corporate and administrative support employees; allowed employees to temporarily suspend any 401(k) plan loan deductions; allowed employees to make a withdrawal from their 401(k) plan for coronavirus-related distributions without incurring the additional 10% early withdrawal penalty; granted access to Teladoc services to all employees; provided access to COVID-19 self-test kits to all employees and launched a COVID-19 Resource Center, which is updated daily with employee, clinical and operational resources.
The safety of our clinicians and patients has also been a focus, and as a result, we have made the following business changes: developed COVID-19 testing protocols to ensure that both our clinicians and business development professionals are complying with any COVID-19 testing requirements mandated by facilities prior to entry to care for our patients and interact with referral sources; implemented a new clinical protocol requiring all clinicians to wear a surgical ear loop mask, at a minimum, on all visits performed; developed a COVID-19 positive patient treatment protocol and PPE policy for clinicians treating COVID-19 symptomatic and positive patients, which includes utilizing N-95 masks, gloves, gowns and face shields and also requires surgical masks to be worn by the patient; created a centralized distribution center for all critical PPE, allowing us to flex our inventory on a care center by care center basis, based on need and demand and sourced enough PPE, such as surgical masks, cloth masks, N-95 masks, gowns, face shields, gloves, etc., to have several months of capacity on hand. We have had success in utilizing both traditional and non-traditional suppliers for our PPE needs. While we were very fortunate to secure the supplies needed, we faced significantly higher per unit costs for the purchase of PPE.
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
On June 1, 2020, we acquired Homecare Preferred Choice, Inc., doing business as AseraCare Hospice ("AseraCare"), a national hospice care provider with 44 locations, for an adjusted purchase price of $229.6 million, net of cash acquired and inclusive of a $32 million tax asset.
As we continue to focus on inorganic expansion in all three segments, we anticipate incurring acquisition and integration costs throughout 2020. During the three and nine-month periods ended September 30, 2020, we incurred approximately $4 million and $10 million, respectively, in costs related to various acquisitions and the integration of Compassionate Care Hospice ("CCH"), Asana and AseraCare.

Network Developments
In August 2020, we signed a Care Coordination Agreement with BrightStar Care to add its agencies to the Amedisys personal care network, which helps facilitate the coordination of care between our home health and hospice care centers and a network of personal care partners.
Results of Operations
Three-Month Period Ended September 30, 2020 Compared to the Three-Month Period Ended September 30, 2019
Consolidated
The following table summarizes our consolidated results of operations (amounts in millions):

	For the Three-Month Periods Ended September 30,
	2020	2019
Net service revenue	$544.1	$494.6
Other operating income	4.8	—
Gross margin, excluding depreciation and amortization	251.3	205.9
% of revenue	46.2%	41.6%
Other operating expenses	179.7	154.7
% of revenue	33.0%	31.3%
Depreciation and amortization	8.3	4.4
Operating income	63.3	46.8
Total other expense	(1.1)	(2.6)
Income tax benefit (expense)	10.2	(9.9)
Effective income tax rate	(16.4%)	22.4%
Net income	72.4	34.3
Net income attributable to noncontrolling interests	(0.4)	(0.2)
Net income attributable to Amedisys, Inc.	$72.0	$34.1

Overall, our operating income increased approximately $17 million on a net service revenue increase of $50 million and a gross margin increase of $45 million or 460 basis points over prior year. Our results for the three-month period ended September 30, 2020 were impacted by acquisitions, the suspension of sequestration, initiatives related to the transition to PDGM and COVID-19.
Our results for the three-month period ended September 30, 2020 include the acquisitions of Asana on January 1, 2020 and AseraCare on June 1, 2020. For the quarter, these acquisitions contributed approximately $33 million in revenue and an operating loss of approximately $5 million, which is inclusive of $4 million in acquisition and integration costs and $3 million in intangibles amortization.
During the quarter, our home health segment, which was the most heavily impacted by COVID-19, continued its recovery and reported strong year over year growth in volumes, an increase in Medicare revenue per episode and a reduction in visits per episode, all of which contributed to our year over year gross margin expansion. Our Medicare revenue per episode was positively impacted by the suspension of sequestration (approximately $5 million). In addition, our home health segment was able to overcome a reduction to net service revenue of approximately $5 million due to PDGM via a combination of both revenue and cost initiatives.
Our hospice segment reported an increase in admissions year over year; however, we continue to experience challenges related to access restrictions imposed by facilities which are the primary source of our hospice admissions. We also continue to experience lower visit volumes due to the facility access restrictions which have resulted in lower costs related to our hourly LPNs and HHAs and year over year gross margin expansion. We expect our costs to increase and margins to moderate once these restrictions are lifted.
Each of our segments incurred incremental costs related to COVID-19. As noted above, for our wholly-owned subsidiaries, we have elected to use the funds received from the CARES Act Provider Relief Fund to cover COVID-19 expenses incurred by our home health and hospice segments, which totaled $5 million during the third quarter. Our personal care segment received funds from the Mass Home Care ASAP COVID-19 Provider Sustainability Program totaling less than $1 million during the three-month period ended September 30, 2020. We have used these funds to cover COVID-19 expenses as well.
Last, our operating results reflect a 1.7% increase in our other operating expenses as a percentage of revenue compared to prior year; this increase is due to the addition of resources to support growth (primarily business development employees), investments related to PDGM, planned wage increases, incentive compensation plan accruals and higher health insurance expenses and an increase in employer payroll taxes associated with employee stock option exercises partially offset by overall reductions in spend during the pandemic.
Home Health Segment
The following table summarizes our home health segment results of operations:

	For the Three-Month Periods Ended September 30,
	2020	2019
Financial Information (in millions):
Medicare	$222.2	$211.5
Non-Medicare	103.8	100.0
Net service revenue	326.0	311.5
Other operating income	2.6	—
Cost of service	180.0	188.9
Gross margin	148.6	122.6
Other operating expenses	79.8	76.5
Operating income	$68.8	$46.1
Same Store Growth (1):
Medicare revenue	5%	2%
Non-Medicare revenue	4%	16%
Total admissions	5%	9%
Total volume (2)	6%	6%
Key Statistical Data - Total (3):
Admissions	85,578	81,937
Recertifications	47,094	43,340
Total volume	132,672	125,277

Medicare completed episodes (6)	77,552	75,807
Average Medicare revenue per completed episode (4) (6)	$2,886	$2,836
Medicare visits per completed episode (5) (6)	14.4	16.9

Visiting Clinician Cost per Visit	$89.10	$83.68
Clinical Manager Cost per Visit	$8.91	$8.09
Total Cost per Visit	$98.01	$91.77
Visits	1,836,895	2,057,184
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
(4) Average Medicare revenue per completed episode is the average Medicare revenue earned for each Medicare completed episode of care. Average Medicare revenue per completed episode for the three-month period ended September 30, 2020 reflects the suspension of sequestration effective May 1, 2020.

(5) Medicare visits per completed episode are the home health Medicare visits on completed episodes divided by the home health Medicare episodes completed during the period.
(6) Prior year amounts have been recast to conform to the current year calculation.

Operating Results
Overall, our operating income increased $23 million on a $15 million increase in net service revenue and a gross margin increase of $26 million or 620 basis points over prior year. Our third quarter results reflect significant improvements in both volumes and Medicare revenue per episode as we continued to recover from the negative impacts of COVID-19 that we experienced during the second quarter. Our home health census reached a low point in April 2020 due to COVID-19 and has steadily increased, reaching a high point for the year in the third quarter of 2020.
Our significant improvement in third quarter results was driven by the expansion in our gross margin. The key drivers of this improvement were the suspension of sequestration effective May 1, 2020, growth in volumes and cost reduction initiatives related to our transition to PDGM which include a reduction in visits per episode associated with the rollout of Medalogix CARE and a shift in discipline mix.
Also, as previously discussed, our operating results include incremental costs totaling $3 million related to COVID-19, which were offset by the recognition of income associated with the CARES Act Provider Relief Fund.
While we are encouraged by the improvements in volumes and Medicare revenue per episode that we have experienced during the quarter, we will continue to closely monitor COVID-19 cases and the potential impacts on our operating results as we enter fall and winter.

Net Service Revenue
Our net service revenue increased $15 million on a 6% increase in total volume and a 2% increase in Medicare revenue per episode. Additionally, our net service revenue was positively impacted by a reduction in revenue adjustments year over year. Our volume growth is attributable to our continued recovery from COVID-19 during the quarter as well as an increase in both business development headcount and overall productivity. The increase in our Medicare revenue per episode is primarily due to the suspension of sequestration effective May 1, 2020, which resulted in a $5 million increase in net service revenue. Excluding the sequestration benefit, our Medicare revenue per episode was down 0.2% on an estimated 2.8% annual reduction in net service revenue associated with the implementation of PDGM. During the three-month period ended September 30, 2020, we were able to refocus our efforts on operationalizing PDGM. We provided additional training, increased our focus on OASIS accuracy and coding and also completed the rollout of Medalogix Care across all of our home health care centers, all of which have resulted in higher case mix and functional impairment scores for our patients. While our Medicare revenue per episode has improved significantly, we are still experiencing impacts from COVID-19 due to missed visits, which have caused the number of LUPA episodes and the number of episodes with lost billing periods (i.e. episodes with no visits during one of the 30-day billing periods) to increase.
Other Operating Income
Other operating income consists of the recognition of funds received from the CARES Act Provider Relief Fund. In accordance with the terms and conditions, these funds can be used to cover lost revenues as well as costs directly attributable to COVID-19. For our wholly-owned subsidiaries, we have elected to utilize the funds to cover COVID-19 related costs only, and therefore, have recognized income equal to the amount of COVID-19 costs incurred totaling $3 million during the three-month period ended September 30, 2020. These costs are associated with the purchase of personal protective equipment, quarantine pay and COVID-19 testing and are included in cost of service, excluding depreciation and amortization within our condensed consolidated statement of operations.
Cost of Service, Excluding Depreciation and Amortization
Our cost of service consists of costs associated with direct clinician care in the homes of our patients as well as the cost of clinical managers who monitor the overall delivery of care. Overall, our total cost of service decreased 5% on an 11% decrease in total visits. Lower costs associated with improvements in clinician utilization as evidenced by a decline of 2.5 visits per Medicare completed episode and optimization of discipline mix were partially offset by a 7% increase in our total cost per visit, which was driven by planned wage increases, an increase in health insurance expense, an increase in the utilization of contractors to supplement clinician visits in certain areas, a change in the mix of our visits and costs directly attributable to COVID-19 totaling approximately $3 million. While we do compensate our clinicians on a per visit basis, there is a fixed cost component of our cost structure which will result in an increase in our cost per visit metric on significant declines in visits.

Other Operating Expenses
Other operating expenses increased approximately $3 million primarily due to planned wage increases, the addition of resources to support volume growth, investments related to PDGM, incentive compensation plan accruals and higher health and workers' compensation insurance expense. These increases were partially offset by a decrease in travel and training expense and an overall reduction in spend during the pandemic.
Hospice Segment
The following table summarizes our hospice segment results of operations:

	For the Three-Month Periods Ended September 30,
	2020	2019
Financial Information (in millions):
Medicare	$189.0	$153.5
Non-Medicare	10.7	8.9
Net service revenue	199.7	162.4
Other operating income	1.7	—
Cost of service	104.1	84.5
Gross margin	97.3	77.9
Other operating expenses	48.4	36.2
Operating income	$48.9	$41.7
Same Store Growth (1):
Medicare revenue	3%	10%
Hospice admissions	9%	4%
Average daily census	—%	5%
Key Statistical Data - Total (2):
Hospice admissions	13,026	9,914
Average daily census	13,953	11,565
Revenue per day, net	$155.57	$152.67
Cost of service per day	$81.05	$79.51
Average discharge length of stay	101	98
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
Operating Results
Our operating results for the three-month period ended September 30, 2020 include the results of the acquisition of Asana on January 1, 2020 (8 hospice care centers) and AseraCare on June 1, 2020 (44 hospice care centers). Acquisitions are included in our consolidated financial statements from their respective acquisition dates. As a result, our hospice segment operating results for 2020 and 2019 are not fully comparable.
Overall, our operating income increased $7 million on a $37 million increase in net service revenue. Our 2020 acquisitions contributed $33 million in revenue and $4 million in operating income. The suspension of sequestration contributed $3 million in revenue and operating income (which excludes $1 million related to our acquisitions). Our average daily census, which is the main driver of hospice revenue, was flat over prior year. Our hospice segment reported an increase in admissions year over year during the third quarter; however, we continue to experience challenges related to access restrictions imposed by facilities which are the primary source of our hospice admissions. We also continue to experience lower visit volumes due to the facility access restrictions, which have resulted in lower costs related to our hourly LPNs and HHAs and higher margins. We expect our costs to increase and margins to moderate once these restrictions are lifted.

Our results include incremental costs totaling $2 million related to COVID-19 which were offset by the recognition of income associated with the CARES Act Provider Relief Fund.
We are pleased with our improvement in admission volumes since the onset of COVID-19; however, we will continue to closely monitor COVID-19 and any potential resurgences as we enter fall and winter, which could put pressure on admission volumes resulting in a negative impact on our future average daily census.
Net Service Revenue
Our net service revenue increased $37 million, approximately $33 million of which is attributable to our acquisition activity. The remaining $4 million increase in net service revenue is the result of the suspension of sequestration effective May 1, 2020 ($3 million excluding acquisitions) and a 0.5% increase in reimbursement effective October 1, 2019 ($1 million). Our average daily census, which is the main driver of hospice revenue, was flat over prior year. Our hospice segment reported an increase in admissions year over year during the third quarter; however, we continue to experience challenges related to access restrictions imposed by facilities which are a significant source of our hospice admissions.
Other Operating Income
Other operating income consists of the recognition of funds received from the CARES Act Provider Relief Fund. In accordance with the terms and conditions, these funds are intended to cover lost revenues as well as costs directly attributable to COVID-19. For our wholly-owned subsidiaries, we have elected to utilize the funds to cover COVID-19 related costs only, and therefore, have recognized income equal to the amount of COVID-19 costs incurred totaling $2 million during the three-month period ended September 30, 2020. These costs are associated with the purchase of personal protective equipment, quarantine pay and COVID-19 testing and are included in cost of service, excluding depreciation and amortization within our condensed consolidated statement of operations.
Cost of Service, Excluding Depreciation and Amortization
Our hospice cost of service increased $20 million primarily driven by acquisition activity, planned wage increases, higher health insurance expense, COVID-19 costs and an increase in our general inpatient and respite facility costs. These increases were offset by a decline in facility visits due to access restrictions as well as lower transportation costs.
Other Operating Expenses
Other operating expenses increased $12 million, approximately $9 million of which is related to our acquisition activity. The remaining $3 million increase is due to the addition of resources to support census growth, planned wage increases and higher health insurance expense, partially offset by a decrease in travel and training expense.

Personal Care Segment
The following table summarizes our personal care segment results of operations:

	For the Three-Month Periods Ended September 30,
	2020	2019
Financial Information (in millions):
Medicare	$—	$—
Non-Medicare	18.4	20.7
Net service revenue	18.4	20.7
Other operating income	0.5	—
Cost of service	13.5	15.3
Gross margin	5.4	5.4
Other operating expenses	3.2	3.1
Operating income	$2.2	$2.3
Key Statistical Data - Total (1):
Billable hours	673,161	824,251
Clients served	10,153	12,687
Shifts	280,470	370,451
Revenue per hour	$27.33	$25.12
Revenue per shift	$65.59	$55.90
Hours per shift	2.4	2.2
(1) Total includes acquisitions.
Operating Results
Operating income related to our personal care segment remained flat on a $2 million decrease in net service revenue. The decrease in net service revenue is the result of a reduction in hours due to COVID-19 partially offset by rate increases. The net impact of the lost hours was mitigated by a reduction in costs, as most of our personal care employees are paid on an hourly basis, and rate increases which were intended to address market pressures and incremental costs related to the pandemic. Our personal care segment incurred less than $1 million of COVID-19 costs related to the purchase of PPE and quarantine pay and received funds totaling less than $1 million under the Mass Home Care ASAP COVID-19 Provider Sustainability Program. These funds were used to cover COVID-19 costs and are recorded to other operating income within our condensed consolidated statement of operations.
Corporate
The following table summarizes our corporate results of operations:

	For the Three-Month Periods Ended September 30,
	2020	2019
Financial Information (in millions):
Other operating expenses	$49.9	$40.4
Depreciation and amortization	6.7	2.9
Total operating expenses	$56.6	$43.3
Corporate expenses consist of costs related to our executive management and corporate and administrative support functions, primarily information services, accounting, finance, billing and collections, legal, compliance, risk management, procurement, marketing, clinical administration, training, human resources and administration.
Corporate total operating expenses increased approximately $13 million during the three-month period ended September 30, 2020 compared to 2019, approximately $6 million of which is attributable to our acquisition activity. The remaining $7 million increase is due to planned wage increases, higher health insurance expense, incentive compensation plan accruals and an increase in employer payroll taxes associated with employee stock option exercises; these items were partially offset by a decrease in travel and training expense.
Nine-Month Period Ended September 30, 2020 Compared to the Nine-Month Period Ended September 30, 2019
Consolidated
The following table summarizes our consolidated results of operations (amounts in millions):

	For the Nine-Month Periods Ended September 30,
	2020	2019
Net service revenue	$1,520.8	$1,454.9
Other operating income	27.6	—
Gross margin, excluding depreciation and amortization	669.8	600.2
% of revenue	44.0%	41.3%
Other operating expenses	492.8	451.9
% of revenue	32.4%	31.1%
Depreciation and amortization	19.9	12.4
Operating income	157.1	135.9
Total other expense	(8.3)	(4.9)
Income tax expense	(9.2)	(31.1)
Effective income tax rate	6.2%	23.7%
Net income	139.6	99.9
Net income attributable to noncontrolling interests	(1.1)	(0.7)
Net income attributable to Amedisys, Inc.	$138.5	$99.2

Overall, operating income increased approximately $21 million on a revenue increase of $66 million. Additionally, our gross margin expanded 270 basis points over prior year. Our results for the nine-month period ended September 30, 2020 were impacted by acquisitions, COVID-19, the suspension of sequestration, the transition to PDGM, a reduction in revenue adjustments and severance associated with reductions in staffing levels, primarily within our home health segment.
Our results for the nine-month period ended September 30, 2020 include four hospice acquisitions (106 care centers). For the nine-month period ended September 30, 2020, these acquisitions contributed approximately $195 million in revenue and an operating loss of approximately $3 million, which is inclusive of $9 million in acquisition and integration costs and $11 million in intangibles amortization. For the nine-month period ended September 30, 2019, our acquisitions contributed approximately $129 million in revenue and an operating loss of approximately $3 million, which is inclusive of $13 million in acquisition and integration costs and $3 million in intangibles amortization.
COVID-19 disrupted both net service revenue and costs during the nine-month period ended September 30, 2020. The most significant impact occurred in the second quarter during which we experienced a $30 million decline in net service revenue over prior year. We were able to mitigate a significant portion of the revenue impact due to our variable cost structure. The majority of our home health clinicians and aides are paid on a per visit or hourly basis; as our volumes declined, our visit pay and other related costs also declined. Our home health segment, which was the most heavily impacted by COVID-19, has been quick to recover and has returned to year over year growth in volumes during the third quarter. Our hospice segment has also rebounded, reporting year over year growth in admissions during the third quarter. We have seen a slower return in average daily census as there is generally a lag between admissions and average daily census growth.
Both our home health and hospice segments’ results benefited from the suspension of sequestration effective May 1, 2020 which helped to offset the $17 million impact of the 2020 change in reimbursement under PDGM. The year-to-date impact of the suspension of sequestration is an increase to net service revenue of approximately $14 million. In addition, our home health segment was able to overcome the impact of the 2020 changes in reimbursement under PDGM via a combination of both revenue and cost initiatives.

We have also experienced a decline in our visits per episode within home health and lower visit volumes within hospice due to access restrictions imposed by facilities, both of which have resulted in a reduction in costs and the margin expansion referenced above.
Each of our segments incurred incremental costs related to COVID-19. As noted above, for our wholly-owned subsidiaries, we have elected to use the CARES Act Provider Relief Funds to cover COVID-19 expenses incurred by our home health and hospice segments which totaled $27 million during the nine-month period ended September 30, 2020. Our personal care segment received funds from the Mass Home Care ASAP COVID-19 Provider Sustainability Program totaling $1 million. We have used these funds to cover COVID-19 expenses as well. We have recorded income associated with both of these programs totaling $28 million in other operating income within our condensed consolidated statement of operations.
Last, our operating results reflect a 1.3% increase in our other operating expenses as a percentage of revenue compared to prior year; this increase is due to the addition of resources to support growth (primarily business development employees), investments related to PDGM and planned wage increases, partially offset by overall reductions in spend during the pandemic.
Home Health Segment
The following table summarizes our home health segment results of operations:

	For the Nine-Month Periods Ended September 30,
	2020	2019
Financial Information (in millions):
Medicare	$619.0	$644.0
Non-Medicare	300.8	296.2
Net service revenue	919.8	940.2
Other operating income	17.7	—
Cost of service	543.8	562.4
Gross margin	393.7	377.8
Other operating expenses	229.6	224.0
Operating income	$164.1	$153.8
Same Store Growth (1):
Medicare revenue	(4%)	4%
Non-Medicare revenue	2%	18%
Total admissions	(1%)	7%
Total volume (2)	2%	6%
Key Statistical Data - Total (3):
Admissions	245,880	247,669
Recertifications	135,263	128,496
Total volume	381,143	376,165

Medicare completed episodes (6)	221,848	229,229
Average Medicare revenue per completed episode (4) (6)	$2,811	$2,853
Medicare visits per completed episode (5) (6)	15.2	17.1

Visiting Clinician Cost per Visit	$88.64	$82.23
Clinical Manager Cost per Visit	$9.10	$7.91
Total Cost per Visit	$97.74	$90.14
Visits	5,563,992	6,238,758
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
(4) Average Medicare revenue per completed episode is the average Medicare revenue earned for each Medicare completed episode of care. Average Medicare revenue per completed episode for the nine-month period ended September 30, 2020 reflects the transition to PDGM during the year and therefore includes reimbursement under both the 60-day episode of care (pre-PDGM) payment rate and the 30-day period of care (PDGM) payment rate. Additionally, average Medicare revenue per completed episode for the nine-month period ended September 30, 2020 reflects the suspension of sequestration effective May 1, 2020.
(5) Medicare visits per completed episode are the home health Medicare visits on completed episodes divided by the home health Medicare episodes completed during the period.
(6) Prior year amounts have been recast to conform to the current year calculation.

Operating Results
Overall, our operating income increased $10 million on a $20 million decrease in net service revenue. Additionally, our gross margin increased $16 million or 260 basis points over prior year. Our results for the nine-month period ended September 30, 2020 were impacted by COVID-19, the suspension of sequestration, the transition to PDGM, severance associated with reductions in staffing levels and a reduction in revenue adjustments.
COVID-19 disrupted both net service revenue and costs during the nine-month period ended September 30, 2020. Our variable cost structure mitigated a significant portion of our estimated net service revenue impact which consisted of both a reduction in volume and Medicare revenue per episode. While our home health segment’s revenue is down year over year, we have seen significant improvements in both volumes and Medicare revenue per episode. Our home health census reached a low point in April 2020 due to COVID-19 and has steadily increased, reaching a high point for the year in the third quarter of 2020.
Additionally, our operating results were positively impacted by the suspension of sequestration effective May 1, 2020 (approximately $8 million) but negatively impacted by the 2020 changes in reimbursement under PDGM, which resulted in a reduction to net service revenue of $17 million for the nine-month period ended September 30, 2020. COVID-19 delayed our plans to operationalize PDGM; however, we were able to refocus our efforts during the third quarter and overcome the PDGM rate cut via a combination of both revenue and cost initiatives. From a revenue perspective, we provided additional training, increased our focus on OASIS accuracy and coding and completed the rollout of Medalogix Care across all of our home health care centers, all of which have resulted in higher case mix and functional impairment scores for our patients. From a cost perspective, we continued to improve our clinician utilization and discipline mix, both of which have contributed to year over year gross margin expansion.
Our operating results were also impacted by incremental costs totaling $18 million related to COVID-19, which were offset by the recognition of income associated with the CARES Act Provider Relief Fund, and severance totaling $5 million related to reductions in staffing levels during the three-month period ended June 30, 2020.
While we are very encouraged by the improvement in volumes and Medicare revenue per episode that we have experienced, we will continue to closely monitor COVID-19 cases and the potential impacts on our operating results as we enter fall and winter.
Net Service Revenue
Our net service revenue decreased $20 million primarily due to the impacts of COVID-19 and the 2020 change in reimbursement under PDGM. The combination of these resulted in lower volumes and lower Medicare revenue per episode for the nine-month period ended September 30, 2020.
We have seen significant increases in both volumes and Medicare revenue per episode, which was not only impacted by COVID-19 but also by the 2020 change in reimbursement (PDGM). COVID-19 significantly increased the number of missed visits which increased the number of LUPA episodes and the number of episodes with lost billing periods (i.e. episodes with no visits during one of the 30-day billing periods). Additionally, the implementation of PDGM resulted in a $17 million reduction in net service revenue during the nine-month period ended September 30, 2020. This reduction was partially offset by $8 million resulting from the suspension of sequestration effective May 1, 2020. We have also seen monthly increases in Medicare revenue per episode as the impacts of COVID-19 have moderated and as we have been able to refocus our efforts on operationalizing PDGM. We have provided additional training, increased our focus on OASIS accuracy and coding and also completed the rollout of Medalogix Care across all of our home health care centers, all of which have resulted in higher case mix and functional impairment scores for our patients. Additionally, we have seen a reduction in our revenue adjustments year over year.

Other Operating Income
Other operating income consists of the recognition of funds received from the CARES Act Provider Relief Fund. In accordance with the terms and conditions, these funds can be used to cover lost revenues as well as costs directly attributable to COVID-19. For our wholly-owned subsidiaries, we have elected to utilize the funds to cover COVID-19 related costs only, and therefore, have recognized income equal to the amount of COVID-19 costs incurred to date totaling $18 million. These costs are associated with the purchase of personal protective equipment, bonuses paid to our clinicians, clinician training, quarantine pay and COVID-19 testing. Of the $18 million of COVID-19 costs incurred to date, $17 million has been recorded to cost of service and $1 million has been recorded to other operating expenses.
Cost of Service, Excluding Depreciation and Amortization
Overall, our total cost of service decreased 3% on an 11% decrease in total visits. Lower costs associated with a decline in volumes driven by COVID-19, improvements in clinician utilization as evidenced by a decline of 1.9 visits per completed episode year over year and optimization of discipline mix were partially offset by an 8% increase in our total cost per visit, which was driven by planned wage increases, an increase in the utilization of contractors to supplement clinician visits in certain areas, a change in the mix of our visits, costs directly attributable to COVID-19 totaling approximately $17 million and severance totaling $5 million related to a reduction in staffing levels. While we do compensate our clinicians on a per visit basis, there is a fixed cost component of our cost structure which will result in an increase in our cost per visit metric on significant declines in visits.
Other Operating Expenses
Other operating expenses increased approximately $6 million primarily due to planned wage increases, the addition of resources to support volume growth, investments related to PDGM and approximately $1 million of costs directly attributable to COVID-19. Additionally, changes in our home health care center staffing resulted in a shift of some office staff from cost of service to other operating expenses totaling approximately $1 million. These increases were partially offset by a reduction in travel and training expense, sales incentives and an overall reduction in spend during the pandemic.

Hospice Segment
The following table summarizes our hospice segment results of operations:

	For the Nine-Month Periods Ended September 30,
	2020	2019
Financial Information (in millions):
Medicare	$516.5	$430.0
Non-Medicare	29.7	22.6
Net service revenue	546.2	452.6
Other operating income	8.9	—
Cost of service	293.1	245.9
Gross margin	262.0	206.7
Other operating expenses	129.1	100.9
Operating income	$132.9	$105.8
Same Store Growth (1):
Medicare revenue	4%	6%
Hospice admissions	3%	5%
Average daily census	1%	6%
Key Statistical Data - Total (2):
Hospice admissions	35,755	30,055
Average daily census	12,841	10,997
Revenue per day, net	$155.23	$150.77
Cost of service per day	$83.29	$81.92
Average discharge length of stay	98	98
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
Overall, our operating income increased $27 million on a $94 million increase in net service revenue. Our year to date operating results were positively impacted by our four acquisitions (106 locations), which contributed approximately $67 million in incremental revenue and $7 million in incremental operating income (excluding corporate costs) to our hospice segment's results for the nine-month period ended September 30, 2020. Additionally, our operating results were favorably impacted by the following: growth in average daily census during the first quarter (prior to COVID-19), the 2020 change in reimbursement, which resulted in an increase in revenue of $3 million but a minimal impact to gross margin for the nine-month period ended September 30, 2020 as the majority of the revenue increase was passed through to our general inpatient and respite facilities, lower revenue adjustments, the suspension of sequestration effective May 1, 2020, lower visit volumes due to facility access restrictions and lower overall spend during the pandemic.
Net Service Revenue
Our net service revenue increased $94 million, approximately $67 million of which is attributable to our acquisition activity. The remaining increase in net service revenue is the result of growth in our average daily census, the suspension of sequestration effective May 1, 2020 ($5 million excluding acquisitions), a 0.5% increase in reimbursement effective October 1, 2019 ($3 million) and lower revenue adjustments as prior year results included a $7 million reduction to revenue related to settlement discussions with the U.S. Department of Justice (see Note 5 – Commitments and Contingencies to our condensed consolidated financial statements for additional information).

While COVID-19 significantly impacted our admission volumes during the second quarter, our average daily census, which is the main driver of hospice revenue, was up 1% for the nine-month period ended September 30, 2020 driven by a 4% growth in average daily census in the first quarter. Generally, changes in average daily census lag changes in admission volumes. Additionally, our hospice segment reported an increase in admission volumes during the third quarter; however, we continue to experience challenges related to access restrictions imposed by facilities which are a significant source of our hospice admissions.
Other Operating Income
Other operating income consists of the recognition of funds received from the CARES Act Provider Relief Fund. In accordance with the terms and conditions, these funds are intended to cover lost revenues as well as costs directly attributable to COVID-19. For our wholly-owned subsidiaries, we have elected to utilize the funds to cover COVID-19 related costs only, and therefore, have recognized income equal to the amount of COVID-19 costs incurred to date totaling $9 million. These costs are associated with the purchase of personal protective equipment, bonuses paid to our clinicians, clinician training, quarantine pay and COVID-19 testing.
Cost of Service, Excluding Depreciation and Amortization
Our hospice cost of service increased $47 million, approximately $39 million of which is attributable to our acquisition activity. The remaining $8 million increase is primarily due to a 1% increase in average daily census, planned wage increases, COVID-19 costs totaling $9 million and an increase in our general inpatient and respite facility costs as the majority of the reimbursement increase, which became effective October 1, 2019, was passed through to these facilities. These increases were offset by a decline in visits performed by our hourly LPNs and HHAs as well as lower transportation costs.
Other Operating Expenses
Other operating expenses increased $28 million, approximately $24 million of which is related to our acquisition activity. The remaining $4 million increase is due to the addition of resources to support census growth and planned wage increases, partially offset by a decrease in travel and training expense.
Personal Care Segment
The following table summarizes our personal care segment results of operations:

	For the Nine-Month Periods Ended September 30,
	2020	2019
Financial Information (in millions):
Medicare	$—	$—
Non-Medicare	54.8	62.1
Net service revenue	54.8	62.1
Other operating income	1.0	—
Cost of service	41.7	46.4
Gross margin	14.1	15.7
Other operating expenses	9.6	9.5
Operating income	$4.5	$6.2
Key Statistical Data - Total (1):
Billable hours	2,067,958	2,506,113
Clients served	14,057	16,134
Shifts	896,141	1,128,920
Revenue per hour	$26.51	$24.77
Revenue per shift	$61.18	$55.00
Hours per shift	2.3	2.2
(1) Total includes acquisitions.

Operating Results
Operating income related to our personal care segment decreased approximately $2 million on a $7 million decrease in net service revenue. The decrease in net service revenue is due to the impact of COVID-19 partially offset by rate increases. The impact of COVID-19 was mitigated by a reduction in costs as most of our personal care employees are paid on an hourly basis and rate increases which were intended to address market pressures and incremental costs related to the pandemic. Our personal care segment incurred approximately $2 million of COVID-19 costs related to the purchase of PPE, bonuses paid to our employees and quarantine pay. Additionally, our personal care segment received funds totaling $1 million under the Mass Home Care ASAP COVID-19 Provider Sustainability Program. These funds were used to cover COVID-19 related costs and are recorded to other operating income within our condensed consolidated statement of operations.
Corporate
The following table summarizes our corporate results of operations:

	For the Nine-Month Periods Ended September 30,
	2020	2019
Financial Information (in millions):
Other operating expenses	$129.2	$122.0
Depreciation and amortization	15.2	7.9
Total operating expenses	$144.4	$129.9
Corporate total operating expenses increased approximately $15 million during the nine-month period ended September 30, 2020 compared to 2019, approximately $6 million of which is attributable to our acquisition activity. The remaining $9 million increase is primarily due to planned wage increases, an increase in employer payroll taxes associated with employee stock option exercises, fees related to our ClearCare partnership and lower gains on the sale of fleet vehicles in 2020 as compared to 2019; these items were partially offset by a decrease in travel and training expense.

Liquidity and Capital Resources
Cash Flows
The following table summarizes our cash flows for the periods indicated (amounts in millions):

	For the Nine-Month Periods Ended September 30,
	2020	2019
Cash provided by operating activities	$223.0	$126.8
Cash used in investing activities	(285.5)	(351.5)
Cash provided by financing activities	81.5	225.3
Net increase in cash, cash equivalents and restricted cash	19.0	0.6
Cash, cash equivalents and restricted cash at beginning of period	96.5	20.2
Cash, cash equivalents and restricted cash at end of period	$115.5	$20.8
Cash provided by operating activities increased $96.2 million during the nine-month period ended September 30, 2020 compared to the nine-month period ended September 30, 2019 primarily due to an increase in operating income, a reduction in days revenue outstanding, the deferral of payroll taxes as provided for in the CARES Act totaling $38.5 million and the receipt of Provider Relief Funds, which we expect to retain, totaling $43.5 million, partially offset by the payment of COVID-19 related expenses.
During the nine-month periods ended September 30, 2020 and 2019, our cash used in investing activities primarily consisted of the purchase of property and equipment, investments in equity method investees and acquisitions. Additionally, during the nine-month period ended September 30, 2020, our cash flows from investing activities included proceeds from the sale of our investment in the Heritage Healthcare Innovation Fund, LP (see Note 1 - Nature of Operations, Consolidation and Presentation of Financial Statements to our condensed consolidated financial statements for additional information). Cash used in investing activities decreased $66.0 million during the nine-month period ended September 30, 2020 compared to the nine-month period ended September 30, 2019 as a result of a reduction in acquisition spend.
During the nine-month periods ended September 30, 2020 and 2019, our financing activities primarily consisted of borrowings under our term loan and/or revolving credit facility, repayments of borrowings, the remittance of taxes associated with shares withheld on non-cash compensation and proceeds related to the exercise of stock options and the purchase of stock under our employee stock purchase plan. Additionally, during the nine-month period ended September 30, 2020, our financing activities included the receipt of Provider Relief Funds, which we do not expect to retain, totaling $60.0 million (see Note 10 - Novel Coronavirus Pandemic ("COVID-19") to our condensed consolidated financial statements for additional information). Cash provided by financing activities decreased $143.8 million during the nine-month period ended September 30, 2020 compared to the nine-month period ended September 30, 2019 primarily due to borrowings under our Amended Credit Agreement to fund the CCH acquisition in 2019 and the remittance of tax withholding obligations related to non-cash compensation and stock option exercises in 2020 (see Note 7 – Capital Stock and Share-Based Compensation to our condensed consolidated financial statements for additional information), partially offset by the receipt of Provider Relief Funds totaling $60.0 million.
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
During the nine-month period ended September 30, 2020, we spent $3.0 million in capital expenditures as compared to $6.3 million during the nine-month period ended September 30, 2019. Our capital expenditures for 2020 are expected to be approximately $4.0 million to $6.0 million, excluding the impact of any future acquisitions.
As of September 30, 2020, we had $112.9 million in cash and cash equivalents and $376.2 million in availability under our $550.0 million Revolving Credit Facility. Our cash and cash equivalents include $60.0 million related to CARES Act funds that we do not expect to utilize and have recorded as a liability within our condensed consolidated balance sheet as of September 30, 2020.
Based on our operating forecasts and our debt service requirements, we believe we will have sufficient liquidity to fund our operations, capital requirements and debt service requirements.
Outstanding Patient Accounts Receivable
Our patient accounts receivable increased $13.2 million from December 31, 2019 due to our acquisition activity which added $19.6 million to accounts receivable and the reduction in RAPs under PDGM, partially offset by a reduction in days revenue outstanding which decreased 0.9 days despite an estimated negative impact of 3.2 days related to the transition of PDGM. Our cash collection as a percentage of revenue was 106% and 102% for the nine-month periods ended September 30, 2020 and 2019, respectively. Our days revenue outstanding at September 30, 2020 was 40.0 days which is a decrease of 0.9 days from December 31, 2019 and a decrease of 2.0 days from June 30, 2020.
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
The following schedules detail our patient accounts receivable, by payor class, aged based upon initial date of service (amounts in millions, except days revenue outstanding):

	0-90	91-180	181-365	Over 365	Total
At September 30, 2020:
Medicare patient accounts receivable	$150.9	$4.9	$1.4	$0.7	$157.9
Other patient accounts receivable:
Medicaid	19.5	2.6	2.6	—	24.7
Private	59.5	5.7	3.0	—	68.2
Total	$79.0	$8.3	$5.6	$—	$92.9
Total patient accounts receivable					$250.8
Days revenue outstanding (1)					40.0
	0-90	91-180	181-365	Over 365	Total
At December 31, 2019:
Medicare patient accounts receivable	$115.2	$13.8	$6.8	$1.0	$136.8
Other patient accounts receivable:
Medicaid	22.6	5.7	4.0	—	32.3
Private	60.0	6.3	2.2	—	68.5
Total	$82.6	$12.0	$6.2	$—	$100.8
Total patient accounts receivable					$237.6
Days revenue outstanding (1)					40.9

(1)Our calculation of days revenue outstanding is derived by dividing our ending patient accounts receivable at September 30, 2020 and December 31, 2019 by our average daily patient revenue for the three-month periods ended September 30, 2020 and December 31, 2019, respectively.
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

Our weighted average interest rate for borrowings under our $550.0 million Revolving Credit Facility was 1.8% and 2.2% for the three and nine-month periods ended September 30, 2020, respectively, and 3.8% and 3.9% for the three and nine-month periods ended September 30, 2019, respectively. Our weighted average interest rate for borrowings under our $175.0 million Term Loan Facility was 1.7% and 2.3% for the three and nine-month periods ended September 30, 2020, respectively, and 3.7% and 3.9% for the three-month period ended September 30, 2019 and for the period February 4, 2019 to September 30, 2019, respectively.
As of September 30, 2020, our consolidated leverage ratio was 1.0, our consolidated interest coverage ratio was 18.9 and we are in compliance with our covenants under the Amended Credit Agreement.
As of September 30, 2020, our availability under our $550.0 million Revolving Credit Facility was $376.2 million as we have $145.0 million outstanding in borrowings and $28.8 million outstanding in letters of credit.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from fluctuations in interest rates. Our Revolving Credit Facility carries a floating interest rate which is tied to the Eurodollar rate (i.e. LIBOR) and the Prime Rate and therefore, our condensed consolidated statements of operations and our condensed consolidated statements of cash flows are exposed to changes in interest rates. As of September 30, 2020, the total amount of outstanding debt subject to interest rate fluctuations was $311.3 million. A 1.0% interest rate change would cause interest expense to change by approximately $3.1 million annually, assuming the Company makes no principal repayments.
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
In connection with the preparation of this Quarterly Report on Form 10-Q, as of September 30, 2020, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.
Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2020, the end of the period covered by this Quarterly Report.
Changes in Internal Controls
There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have occurred during the quarter ended September 30, 2020, that have materially impacted, or are reasonably likely to materially impact, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls
Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and, based on an evaluation of our controls and procedures, our principal executive officer and our principal financial officer concluded our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2020, the end of the period covered by this Quarterly Report.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides the information with respect to purchases made by us of shares of our common stock during each of the months during the three-month period ended September 30, 2020:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
July 1, 2020 to July 31, 2020	33,971		$215.18	—	$—
August 1, 2020 to August 31, 2020	232,109		231.94	—	—
September 1, 2020 to September 30, 2020	—		—	—	—
	266,080	(1)	$229.80	—	$—

(1)Includes shares of common stock surrendered to us by certain employees to satisfy tax withholding and/or strike price obligations in connection with the vesting of non-vested stock and exercise of stock options previously awarded to such employees under our 2008 and 2018 Omnibus Incentive Compensation Plans.
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
Date: October 29, 2020