Form 10-Q
period 2021-03-31
AMEDISYS INC
filed 2021-04-29
CIK 896262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, is as follows: Common stock, $0.001 par value, 32,571,826 shares outstanding as of April 23, 2021.

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
Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on any forward-looking statement as a prediction of future events. We expressly disclaim any obligation or undertaking and we do not intend to release publicly any updates or changes in our expectations concerning the forward-looking statements or any changes in events, conditions or circumstances upon which any forward-looking statement may be based, except as required by law. For a discussion of some of the factors discussed above as well as additional factors, see our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 25, 2021, particularly, Part I, Item 1A - Risk Factors therein, which are incorporated herein by reference, and Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q. Additional risk factors may also be described in reports that we file from time to time with the SEC.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMEDISYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	March 31, 2021 (unaudited)	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$77,344	$81,808
Restricted cash	1,000	1,549
Patient accounts receivable	275,632	255,145
Prepaid expenses	15,449	10,217
Other current assets	11,025	13,265
Total current assets	380,450	361,984
Property and equipment, net of accumulated depreciation of $97,698 and $95,024	21,679	23,719
Operating lease right of use assets	94,620	93,440
Goodwill	933,207	932,685
Intangible assets, net of accumulated amortization of $12,738 and $22,973	69,764	74,183
Deferred income taxes	40,576	47,987
Other assets	32,913	33,200
Total assets	$1,573,209	$1,567,198
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$38,865	$42,674
Payroll and employee benefits	150,887	146,929
Accrued expenses	170,954	166,192
Provider relief fund advance	55,000	60,000
Current portion of long-term obligations	10,329	10,496
Current portion of operating lease liabilities	30,047	30,046
Total current liabilities	456,082	456,337
Long-term obligations, less current portion	231,380	204,511
Operating lease liabilities, less current portion	63,359	61,987
Other long-term obligations	32,814	33,622
Total liabilities	783,635	756,457
Commitments and Contingencies—Note 6
Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized; 37,538,837 and 37,470,212 shares issued; and 32,567,712 and 32,814,278 shares outstanding	38	38
Additional paid-in capital	707,006	698,287
Treasury stock, at cost 4,971,125 and 4,655,934 shares of common stock	(398,752)	(319,092)
Retained earnings	479,861	429,991
Total Amedisys, Inc. stockholders’ equity	788,153	809,224
Noncontrolling interests	1,421	1,517
Total equity	789,574	810,741
Total liabilities and equity	$1,573,209	$1,567,198
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	For the Three-Month Periods Ended March 31,
	2021	2020
Net service revenue	$537,144	$491,685
Other operating income	8,701	—
Cost of service, excluding depreciation and amortization	297,203	285,737
General and administrative expenses:
Salaries and benefits	115,825	101,566
Non-cash compensation	7,307	5,909
Other	49,106	49,265
Depreciation and amortization	7,555	5,338
Operating expenses	476,996	447,815
Operating income	68,849	43,870
Other income (expense):
Interest income	24	13
Interest expense	(2,072)	(3,231)
Equity in earnings from equity method investments	1,118	477
Miscellaneous, net	288	263
Total other expense, net	(642)	(2,478)
Income before income taxes	68,207	41,392
Income tax expense	(17,915)	(9,346)
Net income	50,292	32,046
Net income attributable to noncontrolling interests	(422)	(244)
Net income attributable to Amedisys, Inc.	$49,870	$31,802
Basic earnings per common share:
Net income attributable to Amedisys, Inc. common stockholders	$1.52	$0.98
Weighted average shares outstanding	32,780	32,331
Diluted earnings per common share:
Net income attributable to Amedisys, Inc. common stockholders	$1.50	$0.96
Weighted average shares outstanding	33,190	33,234
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except common stock shares)
(Unaudited)

	For the Three-Months Ended March 31, 2021
	Total	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests
		Shares	Amount
Balance, December 31, 2020	$810,741	37,470,212	$38	$698,287	$(319,092)	$—	$429,991	$1,517
Issuance of stock – employee stock purchase plan	1,048	4,202	—	1,048	—	—	—	—
Issuance/(cancellation) of non-vested stock	—	57,001	—	—	—	—	—	—
Exercise of stock options	364	7,422	—	364	—	—	—	—
Non-cash compensation	7,307	—	—	7,307	—	—	—	—
Surrendered shares	(6,774)	—	—	—	(6,774)	—	—	—
Shares repurchased	(72,886)	—	—	—	(72,886)	—	—	—
Noncontrolling interest distribution	(518)	—	—	—	—	—	—	(518)
Net income	50,292	—	—	—	—	—	49,870	422
Balance, March 31, 2021	$789,574	37,538,837	$38	$707,006	$(398,752)	$—	$479,861	$1,421

	For the Three-Months Ended March 31, 2020
	Total	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests
		Shares	Amount
Balance, December 31, 2019	$641,513	36,638,021	$37	$645,256	$(251,241)	$15	$246,383	$1,063
Issuance of stock – employee stock purchase plan	860	6,063	—	860	—	—	—	—
Issuance of stock – 401(k) plan	3,057	18,312	—	3,057	—	—	—	—
Issuance/(cancellation) of non-vested stock	—	55,423	—	—	—	—	—	—
Exercise of stock options	1,184	28,735	—	1,184	—	—	—	—
Non-cash compensation	5,909	—	—	5,909	—	—	—	—
Surrendered shares	(4,050)	—	—	—	(4,050)	—	—	—
Noncontrolling interest distribution	(360)	—	—	—	—	—	—	(360)
Write-off of other comprehensive income	(15)	—	—	—	—	(15)	—	—
Net income	32,046	—	—	—	—	—	31,802	244
Balance, March 31, 2020	$680,144	36,746,554	$37	$656,266	$(255,291)	$—	$278,185	$947
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Three-Month Periods Ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net income	$50,292	$32,046
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,555	5,338
Non-cash compensation	7,307	5,909
Amortization and impairment of operating lease right of use assets	9,850	9,058
Loss on disposal of property and equipment	14	55
Write-off of other comprehensive income	—	(15)
Deferred income taxes	7,411	1,228
Equity in earnings from equity method investments	(1,118)	(477)
Amortization of deferred debt issuance costs/debt discount	216	220
Return on equity investment	1,500	2,369
Changes in operating assets and liabilities, net of impact of acquisitions:
Patient accounts receivable	(20,448)	(25,459)
Other current assets	(2,874)	(5,756)
Other assets	(115)	417
Accounts payable	(3,374)	(2,673)
Accrued expenses	8,370	(10,336)
Other long-term obligations	(808)	3,060
Operating lease liabilities	(9,014)	(8,132)
Operating lease right of use assets	(762)	(817)
Net cash provided by operating activities	54,002	6,035
Cash Flows from Investing Activities:
Proceeds from sale of deferred compensation plan assets	19	16
Proceeds from the sale of property and equipment	42	12
Purchases of property and equipment	(1,618)	(1,434)
Acquisitions of businesses, net of cash acquired	—	(69,349)
Net cash used in investing activities	(1,557)	(70,755)
Cash Flows from Financing Activities:
Proceeds from issuance of stock upon exercise of stock options	364	1,184
Proceeds from issuance of stock to employee stock purchase plan	1,048	860
Shares withheld to pay taxes on non-cash compensation	(6,774)	(4,050)
Noncontrolling interest distribution	(518)	(360)
Proceeds from borrowings under revolving line of credit	215,200	187,500
Repayments of borrowings under revolving line of credit	(186,200)	(37,500)
Principal payments of long-term obligations	(2,692)	(1,592)
Purchase of company stock	(72,886)	—
Provider relief fund advance	(5,000)	—
Net cash (used in) provided by financing activities	(57,458)	146,042
Net (decrease) increase in cash, cash equivalents and restricted cash	(5,013)	81,322
Cash, cash equivalents and restricted cash at beginning of period	83,357	96,490
Cash, cash equivalents and restricted cash at end of period	$78,344	$177,812
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,011	$1,755
Cash paid for income taxes, net of refunds received	$971	$5,272
Cash paid for operating lease liabilities	$9,776	$8,949
Cash paid for finance lease liabilities	$503	$499
Supplemental Disclosures of Non-Cash Activity:
Right of use assets obtained in exchange for operating lease liabilities	$10,548	$6,437
Right of use assets obtained in exchange for finance lease liabilities	$177	$254
Reductions to right of use assets resulting from reductions to operating lease liabilities	$279	$159
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. NATURE OF OPERATIONS, CONSOLIDATION AND PRESENTATION OF FINANCIAL STATEMENTS
Amedisys, Inc., a Delaware corporation, (together with its consolidated subsidiaries, referred to herein as “Amedisys,” “we,” “us,” or “our”) is a multi-state provider of home health, hospice and personal care services with approximately 75% and 74% of our revenue derived from Medicare for the three-month periods ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we owned and operated 320 Medicare-certified home health care centers, 180 Medicare-certified hospice care centers and 14 personal-care care centers in 39 states within the United States and the District of Columbia.
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
This report should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on February 25, 2021 (the “Form 10-K”), which includes information and disclosures not included herein. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from the interim financial information presented, as allowed by SEC rules and regulations.
Recently Adopted Accounting Pronouncements
On January 1, 2021, the Company adopted Accounting Standards Update ("ASU") 2020-10, Codification Improvements, which included minor technical corrections and clarifications to improve consistency by amending the codification to include all disclosure guidance in the appropriate disclosure sections and clarified application of various provisions in the codification by amending and adding new headings, cross referencing to other guidance and refining or correcting terminology. Our adoption of this standard did not have a material effect on our condensed consolidated financial statements.
Recently Issued Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships that reference the London Inter-Bank Offered Rate ("LIBOR") or another reference rate expected to be discontinued, subject to meeting certain criteria. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), which adds implementation guidance to ASU 2020-04 to clarify certain optional expedients in Topic 848. The guidance in ASU 2020-04 and ASU 2021-01 was effective upon issuance and may generally be applied prospectively through December 31, 2022. This standard will not have an effect on our condensed consolidated financial statements.
Use of Estimates
Our accounting and reporting policies conform with U.S. GAAP. In preparing the unaudited condensed consolidated financial statements, we are required to make estimates and assumptions that impact the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Principles of Consolidation
These unaudited condensed consolidated financial statements include the accounts of Amedisys, Inc. and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated and business combinations accounted for as purchases have been included from their respective dates of acquisition. In addition to our wholly owned subsidiaries, we also have certain equity investments that are accounted for as set forth below.

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
We account for investments in entities in which we have the ability to exercise significant influence under the equity method if we hold 50% or less of the voting stock and the entity is not a variable interest entity in which we are the primary beneficiary. The book value of investments that we account for under the equity method of accounting was $13.8 million and $14.2 million as of March 31, 2021 and December 31, 2020, respectively, and is reflected in other assets within our condensed consolidated balance sheets.
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
Non-contractual revenue adjustments are recorded for self-pay, uninsured patients and other payors by major payor class based on our historical collection experience, aged accounts receivable by payor and current economic conditions. The non-contractual revenue adjustments represent the difference between amounts billed and amounts we expect to collect based on our collection history with similar payors. The Company assesses its ability to collect for the healthcare services provided at the time of patient admission based on the Company's verification of the patient's insurance coverage under Medicare, Medicaid, and other commercial or managed care insurance programs. Medicare represents approximately 75% and 74% of our net service revenue for the three-month periods ended March 31, 2021 and 2020, respectively.
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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revenue by payor class as a percentage of total net service revenue is as follows:

	For the Three-Month Periods Ended March 31,
	2021	2020
Home Health:
Medicare	41%	41%
Non-Medicare - Episodic-based	7%	6%
Non-Medicare - Non-episodic based	13%	14%
Hospice (1):
Medicare	34%	33%
Non-Medicare	2%	2%
Personal Care	3%	4%
	100%	100%
(1) Acquired AseraCare Hospice ("AseraCare") on June 1, 2020.

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
PDGM uses timing, admission source, functional impairment levels and principal and other diagnoses to case-mix adjust payments. The case-mix adjusted payment for a 30-day period of care is subject to additional adjustments based on certain variables, including, but not limited to (a) an outlier payment if our patient's care was unusually costly (capped at 10% of total reimbursement per provider number); (b) a low utilization payment adjustment (“LUPA”) if the number of visits provided was less than the established threshold, which ranges from two to six visits and varies for every case-mix group under PDGM; (c) a partial payment if a patient is transferred to another provider or from another provider before completing the 30-day period of care; and (d) the applicable geographic wage index. Payments for routine and non-routine supplies are included in the 30-day payment rate.
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
Prior to January 1, 2021, a portion of reimbursement from each Medicare episode, referred to as a request for anticipated payment ("RAP"), was billed near the start of each 30-day period of care, and cash was typically received before all services were rendered. Any cash received from Medicare for a RAP for a 30-day period of care that exceeded the associated revenue earned was recorded to accrued expenses within our condensed consolidated balance sheets. The upfront payment for RAPs was 20% in 2020. CMS fully eliminated all upfront payments associated with RAPs effective January 1, 2021.
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
Hospice Revenue Recognition
Hospice Medicare Revenue
Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the estimated payment rates. The estimated payment rates are predetermined daily or hourly rates for each of the four levels of care we deliver. The four levels of care are routine care, general inpatient care, continuous home care and respite care. Routine care accounted for 97% of our total net Medicare hospice service revenue for the three-month periods ended March 31, 2021 and 2020, respectively. There are two separate payment rates for routine care: payments for the first 60 days of care and care beyond 60 days. In addition to the two routine rates, we may also receive a service intensity add-on (“SIA”). The SIA is based on visits made in the last seven days of life by a registered nurse or medical social worker for patients in a routine level of care.
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
Additionally, our hospice service revenue is subject to certain limitations on payments from Medicare which are considered variable consideration. We are subject to an inpatient cap limit and an overall Medicare payment cap for each provider number. We monitor these caps on a provider-by-provider basis and estimate amounts due back to Medicare if we estimate a cap has been exceeded. We record these adjustments as a reduction to revenue and an increase in accrued expenses within our condensed consolidated balance sheets. Providers are required to self-report and pay their estimated cap liability by February 28th of the following year. As of March 31, 2021, we have recorded $8.6 million for estimated amounts due back to Medicare in accrued expenses for the Federal cap years ended October 31, 2014 through September 30, 2021; $1.7 million of this balance was acquired with the AseraCare acquisition. As of December 31, 2020, we had recorded $9.3 million for estimated amounts due back to Medicare in accrued expenses for the Federal cap years ended October 31, 2014 through September 30, 2021.

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
Government Grants
In the absence of specific guidance to account for government grants under U.S. GAAP, we have decided to account for government grants in accordance with International Accounting Standard ("IAS") 20, Accounting for Government Grants and Disclosure of Government Assistance, and as such, we recognize grant income on a systematic basis in line with the recognition of expenses or the loss of revenues for which the grants are intended to compensate. We recognize grants once both of the following conditions are met: (1) we are able to comply with the relevant conditions of the grant and (2) the grant will be received. See Note 3 - Novel Coronavirus Pandemic ("COVID-19") for additional information on our accounting for government funds received under the Coronavirus Aid, Relief and Economic Security Act ("CARES Act").
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include certificates of deposit and all highly liquid debt instruments with maturities of three months or less when purchased. Our cash balance as of March 31, 2021 includes approximately $70 million associated with the CARES Act Provider Relief Fund ("PRF"). We separated the PRF funds into their own account and as of March 31, 2021, we have only transferred funds used during the year ended December 31, 2020 to our operating account. We will transfer funds used during the three-month period ended March 31, 2021 to our operating account during the second quarter of 2021. Restricted cash includes cash that is not available for ordinary business use. As of March 31, 2021, we had $1.0 million of restricted cash that was placed into an escrow account related to the indemnity and closing payment adjustment provisions within the Asana Hospice purchase agreement.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the balances related to our cash, cash equivalents and restricted cash (amounts in millions):

	As of March 31, 2021	As of December 31, 2020
Cash and cash equivalents	$77.3	$81.8
Restricted cash	1.0	1.5
Cash, cash equivalents and restricted cash	$78.3	83.3
Patient Accounts Receivable
We report accounts receivable from services rendered at their estimated transaction price, which includes contractual and non-contractual revenue adjustments based on the amounts expected to be due from payors. Our patient accounts receivable are uncollateralized and consist of amounts due from Medicare, Medicaid, other third-party payors and patients. The Company's non-Medicare third-party payor base is comprised of a diverse group of payors that are geographically dispersed across the country. As of March 31, 2021, there is no single payor, other than Medicare, that accounts for more than 10% of our total outstanding patient receivables. Thus, we believe there are no other significant concentrations of receivables that would subject us to any significant credit risk in the collection of our patient accounts receivable. We write off accounts on a monthly basis once we have exhausted our collection efforts and deem an account to be uncollectible. We believe the collectability risk associated with our Medicare accounts, which represent 67% and 64% of our patient accounts receivable at March 31, 2021 and December 31, 2020, respectively, is limited due to our historical collection rate of over 99% from Medicare and the fact that Medicare is a U.S. government payor.
We do not believe there are any significant concentrations of revenues from any payor that would subject us to any significant credit risk in the collection of our accounts receivable.
Medicare Home Health
For our home health patients, our pre-billing process includes verifying that we are eligible for payment from Medicare for the services that we provide to our patients. Our Medicare billing begins with a process to ensure that our billings are accurate through the utilization of an electronic Medicare claim review. Prior to January 1, 2021, we submitted a RAP for 20% of our estimated payment for each 30-day period of care. The RAP received was then deducted from our final payment. Effective January 1, 2021, CMS eliminated all upfront payments associated with RAPs.
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
Business Combinations
We account for acquisitions using the acquisition method of accounting in accordance with ASC 805, Business Combinations. Acquisitions are accounted for as purchases and are included in our condensed consolidated financial statements from their respective acquisition dates. Assets acquired and liabilities assumed, if any, are measured at fair value on the acquisition date using the appropriate valuation method. Goodwill generated from acquisitions is recognized for the excess of the purchase price over tangible and identifiable intangible assets. In determining the fair value of identifiable intangible assets, we use various valuation techniques including discounted cash flow analysis, the income approach, the cost approach and the market approach. These valuation methods require us to make estimates and assumptions surrounding projected revenues and costs, growth rates and discount rates.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair Value of Financial Instruments
The following details our financial instruments where the carrying value and the fair value differ (amounts in millions):

	Fair Value at Reporting Date Using
Financial Instrument	Carrying Value as of March 31, 2021	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term obligations	$241.9	$—	$244.4	$—

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

	For the Three- Month Periods Ended March 31,
	2021	2020
Weighted average number of shares outstanding - basic	32,780	32,331
Effect of dilutive securities:
Stock options	151	594
Non-vested stock and stock units	259	309
Weighted average number of shares outstanding - diluted	33,190	33,234
Anti-dilutive securities	42	57

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
On March 27, 2020, the CARES Act was signed into legislation. The CARES Act provided for $175 billion to healthcare providers, including hospitals on the front lines of the COVID-19 pandemic. Of this total allocated amount, $30 billion was distributed immediately to providers based on their proportionate share of Medicare fee-for-service reimbursements in 2019. Healthcare providers were required to sign an attestation confirming receipt of the Provider Relief Fund ("PRF") funds and agree to the terms and conditions of payment. Our home health and hospice segments received approximately $100 million from the first $30 billion of funds distributed to healthcare providers in April 2020, which is inclusive of $2 million related to our joint venture care centers (equity method investments). We also acquired approximately $6 million of PRF funds in connection with the acquisition of AseraCare. Under the terms and conditions for receipt of the payment, we are allowed to use the funds to cover lost revenues and health care costs related to COVID-19, and we are required to properly and fully document the use of these funds in reports to the U.S. Department of Health and Human Services ("HHS").
For our wholly-owned subsidiaries, we have decided to only utilize PRF funds to the extent we have qualifying COVID-19 expenses, which totaled $9 million and $1 million for our home health and hospice segments during the three-month periods ended March 31, 2021 and 2020, respectively. Accordingly, for our wholly-owned subsidiaries, we will not be using PRF funds to cover lost revenues resulting from COVID-19. The grant income associated with the COVID-19 expenses incurred during the three-month period ended March 31, 2021 is reflected in other operating income within our condensed consolidated statements of operations. We did not record the income associated with the COVID-19 costs incurred during the three-month period ended March 31, 2020 until the second quarter of 2020, as the CARES Act funds were not available until the second quarter.
PRF funds can be used towards lost revenues or expenses attributable to COVID-19 through June 30, 2021. We do not believe that we will fully utilize the funds received; therefore, we recorded a liability related to the funds that we do not expect to utilize, which totaled $55 million at March 31, 2021 and $60 million at December 31, 2020 (see the Provider Relief Fund Advance account in current liabilities within our condensed consolidated balance sheets). Funds that we intend to use in the future to cover COVID-19 expenses, which we have estimated to be approximately $8 million as of March 31, 2021, have been recorded to a deferred liability account within accrued expenses in our condensed consolidated balance sheet. These estimates may change as our ability to utilize and retain the funds will depend on the magnitude, timing and nature of the impact of the pandemic. In summary, the total funds that we have received from the CARES Act PRF have been accounted for as follows as of March 31, 2021 (amounts in millions):

Amount
Funds utilized through March 31, 2021	$42.0
Estimated funds to be utilized April 2021 through June 2021	7.9
Estimated funds to be repaid to the government	55.0
Funds received by unconsolidated joint ventures	1.9
$106.8

On April 24, 2020, HHS distributed an additional $18 billion in funds to healthcare providers. We did not receive, nor apply, for any additional funds from this second distribution. On October 1, 2020, HHS announced $20 billion in new funding to healthcare providers under the Phase 3 general distribution. We did not apply for any additional funds from this distribution.
The CARES Act also provided for the temporary suspension of the automatic 2% reduction of Medicare claim reimbursements (sequestration) for the period May 1, 2020 through December 31, 2020. In December 2020, Congress passed additional COVID-19 relief legislation as part of the Consolidated Appropriations Act, 2021. This legislation extended the suspension of sequestration through March 31, 2021. In April 2021, Congress passed H.R. 1868, which among other items, provides for an

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

additional extension of the temporary suspension of sequestration through December 31, 2021. We estimate that the April 2021 extension will increase our 2021 net service revenue by approximately $29 million.
Additionally, the CARES Act provided for the deferral of the employer share of social security tax (6.2%), effective for payments due after the enactment date. Fifty percent of the deferred payroll taxes are due on December 31, 2021 with the remaining amounts due on December 31, 2022. During 2020, we deferred approximately $55.0 million of social security taxes; approximately $28 million is reflected in each of payroll and employee benefits and other long-term obligations within our condensed consolidated balance sheets.
Our personal care segment did not receive funds under the CARES Act; however, they did receive funds totaling $1 million from the Mass Home Care ASAP COVID-19 Provider Sustainability Program, which were used during 2020 to cover costs related to the public health emergency.

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
2020 Acquisitions
On June 1, 2020, we acquired Homecare Preferred Choice, Inc., doing business as AseraCare Hospice ("AseraCare"), a national hospice care provider with 44 locations, for an estimated purchase price of $230.4 million, net of cash acquired and inclusive of a $32 million tax asset. The closing payment for the purchase price included estimates for cash, working capital and various other items. Under the purchase agreement, the purchase price was subject to a closing payment adjustment for any differences between estimated amounts included in the closing payment and actual amounts at close, not to exceed $1.0 million. The closing payment adjustment, which was finalized in October 2020, reduced the purchase price by $0.8 million, from $230.4 million to $229.6 million.
The Company is in the process of reviewing the fair value of the assets acquired and liabilities assumed. During the three-month period ended March 31, 2021, we recorded measurement period adjustments based on changes to management's estimates and assumptions related to accounts payable and accrued expenses. The final valuation of the assets acquired and liabilities assumed will be finalized within the allowable measurement period. Based on the Company's preliminary valuation, the total estimated consideration of $229.6 million has been allocated to assets acquired and liabilities assumed as of the acquisition date as follows (amounts in millions):

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Amount
Patient accounts receivable	$15.0
Prepaid expenses	0.7
Property and equipment	0.6
Operating lease right of use assets	5.9
Intangible assets	24.3
Other assets	0.1
Total assets acquired	46.6
Accounts payable	(6.0)
Payroll and employee benefits	(5.9)
Accrued expenses	(10.7)
Operating lease liabilities	(5.4)
Total liabilities assumed	(28.0)
Net identifiable assets acquired	18.6
Goodwill	211.0
Total estimated consideration	$229.6

Intangible assets acquired include licenses ($8.7 million), certificates of need ($0.7 million), acquired names ($5.7 million) and non-compete agreements ($9.2 million). The acquired names will be amortized over a weighted-average period of 2.0 years and the non-compete agreements will be amortized over a weighted-average period of 1.7 years.
AseraCare contributed approximately $24.7 million in net service revenue and an operating loss of $0.6 million (inclusive of acquisition and integration costs totaling $0.6 million and intangibles amortization totaling $2.4 million) during the three-month period ended March 31, 2021.
We expect the entire amount of goodwill recorded for this acquisition to be deductible for income tax purposes over approximately 15 years.
5. LONG-TERM OBLIGATIONS
Long-term debt consists of the following for the periods indicated (amounts in millions):

	March 31, 2021	December 31, 2020
$175.0 million Term Loan; interest rate at Base Rate plus Applicable Rate or Eurodollar Rate plus Applicable Rate (1.4% at March 31, 2021); due February 4, 2024	$161.9	$164.1
$550.0 million Revolving Credit Facility; interest only payments; interest rate at Base Rate plus Applicable Rate or Eurodollar Rate plus Applicable Rate (1.4% at March 31, 2021); due February 4, 2024	80.0	51.0
Finance leases	2.3	2.6
Principal amount of long-term obligations	244.2	217.7
Deferred debt issuance costs	(2.5)	(2.7)
	241.7	215.0
Current portion of long-term obligations	(10.3)	(10.5)
Total	$231.4	$204.5

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

First Amendment to Amended and Restated Credit Agreement

On February 4, 2019, we entered into the First Amendment to our Credit Agreement (as amended by the First Amendment, the "Amended Credit Agreement"). The Amended Credit Agreement provides for a senior secured credit facility in an initial aggregate principal amount of up to $725.0 million, which includes a $550.0 million Revolving Credit Facility under the Credit Agreement, and a term loan facility with a principal amount of up to $175.0 million (the "Term Loan Facility" and collectively with the Revolving Credit Facility, the "Credit Facility"), which was added by the First Amendment.

The loans issued under the Credit Facility bear interest on a per annum basis, at our election, at either: (i) the Base Rate plus the Applicable Rate or (ii) the Eurodollar Rate plus the Applicable Rate. The “Base Rate” means a fluctuating rate per annum equal to the highest of (a) the federal funds rate plus 0.50% per annum, (b) the prime rate of interest established by the Administrative Agent, and (c) the Eurodollar Rate plus 1% per annum. The “Eurodollar Rate” means the quoted rate per annum equal to the London Interbank Offered Rate (“LIBOR”) or a comparable successor rate approved by the Administrative Agent for an interest period of one, two, three or six months (as selected by us). The “Applicable Rate” is based on the consolidated leverage ratio and is presented in the table below. As of March 31, 2021, the Applicable Rate is 0.25% per annum for Base Rate loans and 1.25% per annum for Eurodollar Rate loans. We are also subject to a commitment fee and letter of credit fee under the terms of the Amended Credit Agreement, as presented in the table below.

Pricing Tier	Consolidated Leverage Ratio	Commitment Fee	Letter of Credit Fee	Eurodollar Rate Loans	Base Rate Loans
I	≥ 3.00 to 1.0	0.35%	1.75%	2.00%	1.00%
II	< 3.00 to 1.0 but ≥ 2.00 to 1.0	0.30%	1.50%	1.75%	0.75%
III	< 2.00 to 1.0 but ≥ 0.75 to 1.0	0.25%	1.25%	1.50%	0.50%
IV	< 0.75 to 1.0	0.20%	1.00%	1.25%	0.25%

The final maturity date of the Credit Facility is February 4, 2024. The Revolving Credit Facility will terminate and be due and payable as of the final maturity date. The Term Loan Facility, however, is subject to quarterly amortization of principal in the amount of (i) 0.625% for the period commencing on February 4, 2019 and ending on March 31, 2020, (ii) 1.250% for the period commencing on April 1, 2020 and ending on March 31, 2023, and (iii) 1.875% for the period commencing on April 1, 2023 and ending on February 4, 2024. The remaining balance of the Term Loan Facility must be paid upon the final maturity date. In addition to the scheduled amortization of the Term Loan Facility, and subject to customary exceptions and reinvestment rights, we are required to prepay the Term Loan Facility first and the Revolving Credit Facility second with 100% of all net cash proceeds received by any loan party or any subsidiary thereof in connection with (a) any asset sale or disposition where such loan party receives net cash proceeds in excess of $5 million or (b) any debt issuance that is not permitted under the Amended Credit Agreement.

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

Our weighted average interest rate for borrowings under our $550.0 million Revolving Credit Facility was 2.0% and 3.2% for the three-month periods ended March 31, 2021 and 2020, respectively. Our weighted average interest rate for borrowings under

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

our $175.0 million Term Loan Facility was 1.6% and 3.2% for the three-month periods ended March 31, 2021 and 2020, respectively.
As of March 31, 2021, our consolidated leverage ratio was 0.7, our consolidated interest coverage ratio was 34.5 and we are in compliance with our covenants under the Amended Credit Agreement. In the event we are not in compliance with our debt covenants in the future, we would pursue various alternatives in an attempt to successfully resolve the non-compliance, which might include, among other things, seeking debt covenant waivers or amendments.
As of March 31, 2021, our availability under our $550.0 million Revolving Credit Facility was $440.3 million as we have $80.0 million outstanding in borrowings and $29.7 million outstanding in letters of credit.
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
In July 2010, our subsidiary that provides hospice services in Florence, South Carolina received from a ZPIC a request for records regarding a sample of 30 beneficiaries who received services from the subsidiary during the period of January 1, 2008 through March 31, 2010 (the “Review Period”) to determine whether the underlying services met pertinent Medicare payment requirements. We acquired the hospice operations subject to this review on August 1, 2009; the Review Period covers time periods both before and after our ownership of these hospice operations. Based on the ZPIC’s findings for 16 beneficiaries, which were extrapolated to all claims for hospice services provided by the Florence subsidiary billed during the Review Period, on June 6, 2011, the Medicare Administrative Contractor (“MAC”) for the subsidiary issued a notice of overpayment seeking recovery from our subsidiary of an alleged overpayment. We dispute these findings, and our Florence subsidiary has filed appeals through the Original Medicare Standard Appeals Process, in which we are seeking to have those findings overturned. An administrative law judge ("ALJ") hearing was held in early January 2015. On January 18, 2016, we received a letter dated January 6, 2016 referencing the ALJ hearing decision for the overpayment issued on June 6, 2011. The decision was partially favorable with a new overpayment amount of $3.7 million with a balance owed of $5.6 million, including interest, based on 9 disputed claims (originally 16). We filed an appeal to the Medicare Appeals Council on the remaining 9 disputed claims and also argued that the statistical method used to select the sample was not valid. No assurances can be given as to the timing or outcome of the Medicare Appeals Council decision. As of March 31, 2021, Medicare has withheld payments of $5.7 million (including additional interest) as part of their standard procedures once this level of the appeal process has been reached. In the event we are not able to recoup this alleged overpayment, we are entitled to be indemnified by the prior owners of the hospice operations for amounts relating to the period prior to August 1, 2009. On January 10, 2019, an arbitration panel from the American Health Lawyers Association determined that the prior owners' liability for their indemnification obligation was $2.8 million. This amount is recorded as an indemnity receivable within other assets in our condensed consolidated balance sheets.
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
As of March 31, 2021, we have an accrued liability of approximately $17.4 million related to this matter. We expect to be indemnified by the prior owners for approximately $10.9 million of the total $12.6 million available indemnification related to this matter and have recorded this amount within other assets in our condensed consolidated balance sheets. The net of these two amounts, $6.5 million, was recorded as a reduction in revenue in our condensed consolidated statements of operations during 2017. As of March 31, 2021, $1.5 million of receivables have been impacted by this payment suspension.
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

	For the Three-Month Period Ended March 31, 2021
	Home Health	Hospice	Personal Care	Other	Total
Net service revenue	$328.6	$191.5	$17.0	$—	$537.1
Other operating income	5.0	3.7	—	—	8.7
Cost of service, excluding depreciation and amortization	183.0	101.6	12.6	—	297.2
General and administrative expenses	80.1	46.5	3.0	42.6	172.2
Depreciation and amortization	1.0	0.6	0.1	5.9	7.6
Operating expenses	264.1	148.7	15.7	48.5	477.0
Operating income (loss)	$69.5	$46.5	$1.3	$(48.5)	$68.8

	For the Three-Month Period Ended March 31, 2020
	Home Health	Hospice	Personal Care	Other	Total
Net service revenue	$303.6	$169.4	$18.7	$—	$491.7
Cost of service, excluding depreciation and amortization	179.8	91.8	14.1	—	285.7
General and administrative expenses	75.7	38.7	3.4	39.0	156.8
Depreciation and amortization	1.0	0.6	—	3.7	5.3
Operating expenses	256.5	131.1	17.5	42.7	447.8
Operating income (loss)	$47.1	$38.3	$1.2	$(42.7)	$43.9

8. SHARE REPURCHASES
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
During the three-month period ended March 31, 2021, pursuant to this program, we repurchased 292,348 shares of our common stock at a weighted average price of $249.28 per share and a total cost of approximately $73 million. The repurchased shares are classified as treasury shares.
9. RELATED PARTY TRANSACTIONS
During 2018, we made a $7.0 million investment in Medalogix, a healthcare predictive data and analytics company; this investment is accounted for under the equity method. We incurred costs of approximately $1.3 million and $0.6 million during the three-month periods ended March 31, 2021 and 2020, respectively, in connection with the usage of Medalogix's analytics platforms. We believe that the terms of these transactions are consistent with those negotiated at arm's length.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition for the three-month period ended March 31, 2021. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included herein, and the consolidated financial statements and notes and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (“SEC”) on February 25, 2021 (the “Form 10-K”), which are incorporated herein by this reference. Historical results that appear in the condensed consolidated financial statements should not be interpreted as being indicative of future operations.
Unless otherwise provided, “Amedisys,” “we,” “our,” and the “Company” refer to Amedisys, Inc. and our consolidated subsidiaries.
Overview
We are a provider of high-quality in-home healthcare and related services to the chronic, co-morbid, aging American population, with approximately 75% and 74% of our revenue derived from Medicare for the three-month periods ended March 31, 2021 and 2020, respectively.
Our operations involve servicing patients through our three reportable business segments: home health, hospice and personal care. Our home health segment delivers a wide range of services in the homes of individuals who may be recovering from an illness, injury or surgery. Our hospice segment provides care that is designed to provide comfort and support for those who are facing a terminal illness. Our personal care segment provides patients with assistance with the essential activities of daily living. As of March 31, 2021, we owned and operated 320 Medicare-certified home health care centers, 180 Medicare-certified hospice care centers and 14 personal-care care centers in 39 states within the United States and the District of Columbia.
Care Centers Summary (Includes Unconsolidated Joint Ventures)

	Home Health	Hospice	Personal Care
As of December 31, 2020	320	180	14
Acquisitions/Startups/Denovos	—	—	—
Closed/Consolidated	—	—	—
As of March 31, 2021	320	180	14
Recent Developments
Governmental Inquiries and Investigations and Other Litigation
See Note 6 – Commitments and Contingencies to our condensed consolidated financial statements for a discussion of and updates regarding legal proceedings and investigations we are involved in. No assurances can be given as to the timing or outcome of these items.
Payment
Hospice
On July 31, 2020, the Centers for Medicare and Medicaid Services ("CMS") issued a final rule to update hospice payment rates and the wage index for fiscal year 2021, effective for services provided beginning October 1, 2020. CMS estimates hospices serving Medicare beneficiaries would see an estimated 2.4% increase in payments. This increase is the result of a 2.4% market basket adjustment as required under the Patient Protection and Affordable Health Care Act and the Health Care and Education Reconciliation Act (collectively, "PPACA"). The rule also changed the hospice wage index by adopting the most recent Office of Management and Budget statistical area delineations with a five percent cap on wage index decreases. Finally, CMS increased the aggregate cap amount by 2.4% to $30,684. Based on our analysis of the final rule, we expect our impact to be in line with the 2.4% increase.
On April 8, 2021, CMS issued a proposed rule to update hospice payment rates and the wage index for fiscal year 2022, effective for services provided beginning October 1, 2021. CMS estimates hospices serving Medicare beneficiaries would see an estimated 2.3% increase in payments. This increase is the result of a 2.3% market basket adjustment as required under PPACA. Additionally, CMS proposed an increase in the aggregate cap amount by 2.3% to $31,390. The proposed rule also includes rebasing and revising the labor shares for all four levels of care based on the compensation cost weights for each level of care from the 2018 Medicare data for freestanding hospices and changes to the hospice conditions of participation ("COPs")

which would make permanent certain flexibilities allowed during the COVD-19 public health emergency. Based on our analysis of the final rule, we expect our impact to be in line with the 2.3% increase.
Home Health
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
Novel Coronavirus Pandemic ("COVID-19")
Our operations and financial performance for the three-month period ended March 31, 2021 continued to be impacted by COVID-19. The financial impacts of COVID-19 are discussed in further detail under "Results of Operations" below. While we currently believe that we have a reasonable view of operations, the uncertainty created by COVID-19 could alter our outlook of the pandemic's impact on our consolidated financial condition, results of operations or cash flows. The following factors could potentially impact our performance: the continued increase or decrease in the number of COVID-19 cases nationwide, the severity and impacts of new variants of the virus, uncertainty regarding vaccine distribution timing and efficacy, the utilization of elective procedures, the return of patient confidence to enter a hospital or a doctor's office, the ability to have access to our patients in their homes and in facilities, cost normalization around personal protective equipment ("PPE") and any future or prolonged shelter-in-place orders and other federal, state and local requirements. Potential impacts of COVID-19 on our results include lower revenue; higher salary and wage expense related to quarantine pay, contract clinicians and training; and increased supply costs related to PPE and COVID-19 testing. The impacts to revenue may consist of the following:
•lower volumes due to interruption of the operations of our referral sources, patients' unwillingness to accept services and restrictions on access to facilities for hospice services;
•lower reimbursement due to missed visits resulting in an increase in low utilization payment adjustments ("LUPAs") and lost billing periods; and
•lower hospice average daily census due to a decline in average length of stay.
On March 27, 2020, the bipartisan Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into legislation. The CARES Act provided for the following:
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
For our wholly-owned subsidiaries, we have decided to only utilize PRF funds to the extent we have qualifying COVID-19 expenses, which totaled $9 million and $1 million for our home health and hospice segments during the three-month periods ended March 31, 2021 and 2020, respectively. We do not believe that we will fully utilize the funds received; therefore, we have recorded a liability related to the funds that we do not expect to utilize which totaled $55 million at March 31, 2021 and $60 million at December 31, 2020 (see the Provider Relief Fund Advance account in current liabilities within our condensed consolidated balance sheets). Funds that we intend to use in the future to cover COVID-19 expenses, which we have estimated to be approximately $8 million as of March 31, 2021, have been recorded to a deferred liability account within accrued expenses in our condensed consolidated balance sheet. These estimates may change as our ability to utilize and retain the funds will depend on the magnitude, timing and nature of the impact of the pandemic.
•The temporary suspension of the automatic 2% reduction of Medicare claim reimbursements ("sequestration") for the period May 1, 2020 through December 31, 2020. In December 2020, Congress passed additional COVID-19 relief legislation as part of the Consolidated Appropriations Act, 2021. This legislation extended the suspension of sequestration through March 31, 2021. The impact was an increase to our net service revenue of approximately $8 million during the three-month period ended March 31, 2021. In April 2021, Congress passed H.R. 1868, which among other items, provides for an additional extension of the temporary suspension of sequestration through December 31, 2021. We estimate that the April 2021 extension will increase our 2021 net service revenue by approximately $29 million.
•The deferral of the employer share of social security tax (6.2%), effective for payments due after the enactment date through December 31, 2020. Fifty percent of the deferred payments is due on December 31, 2021 with the remaining amounts due on December 31, 2022. During 2020, we deferred approximately $55 million of social security tax; approximately $28 million is reflected in each of payroll and employee benefits and other long-term obligations within our condensed consolidated balance sheets.
•The temporary suspension of Medicare patient coverage criteria and documentation and care requirements and the expansion of providing home health and hospice care to patients via telehealth.
•The ability for non-physician practitioners to certify for home health, order home health services, establish and review plans of care and certify and recertify eligibility.
The well-being of our employees has been one of our top priorities during this pandemic. We took the following steps during 2020 to support our employees: implemented up to 14 days of paid leave during any required quarantine periods; awarded SPIRIT bonuses to our clinicians and caregivers who have seen patients during the pandemic; completed an early cash pay-out of employee paid-time-off; instituted work-from-home arrangements for our corporate and administrative support employees; allowed employees to temporarily suspend any 401(k) plan loan deductions and offered employees the option of making a withdrawal from their 401(k) plan for coronavirus-related distributions without incurring the additional 10% early withdrawal penalty; expanded access to telehealth services to all employees; provided access to COVID-19 self-test kits to all employees and created a COVID-19 Resource Center, available 24 hours a day, seven days a week for employees to access educational materials, safety documents, policies, clinical protocols and operational metrics.
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

Results of Operations
Three-Month Period Ended March 31, 2021 Compared to the Three-Month Period Ended March 31, 2020
Consolidated
The following table summarizes our consolidated results of operations (amounts in millions):

	For the Three-Month Periods Ended March 31,
	2021	2020
Net service revenue	$537.1	$491.7
Other operating income	8.7	—
Cost of service, excluding depreciation and amortization	297.2	285.7
Gross margin, excluding depreciation and amortization	248.6	206.0
% of revenue	46.3%	41.9%
Other operating expenses	172.2	156.8
% of revenue	32.1%	31.9%
Depreciation and amortization	7.6	5.3
Operating income	68.8	43.9
Total other expense	(0.6)	(2.5)
Income tax expense	(17.9)	(9.4)
Effective income tax rate	26.3%	22.6%
Net income	50.3	32.0
Net income attributable to noncontrolling interests	(0.4)	(0.2)
Net income attributable to Amedisys, Inc.	$49.9	$31.8

On a consolidated basis, our operating income increased approximately $25 million on a revenue increase of $45 million. Our 2021 results include the acquisition of AseraCare, which contributed revenue of $25 million and an operating loss of $1 million, which is inclusive of acquisition and integration costs totaling $1 million and intangibles amortization totaling $2 million. Our 2021 operating results were positively impacted by the suspension of sequestration effective May 1, 2020, which resulted in an increase to net service revenue of approximately $8 million (excluding the AseraCare acquisition), and rate increases, which resulted in an increase to net service revenue of approximately $10 million (excluding the AseraCare acquisition). Additionally, we were able to expand margin in our home health segment by delivering improvements in clinician utilization and discipline mix and by reducing our revenue adjustments. We also experienced an expansion in our hospice gross margin resulting from lower costs associated with a decline in visit volumes due to access restrictions.
Our 2021 results continue to be impacted by COVID-19. Within our home health segment, the most significant impact during the quarter relates to an increase in costs resulting from an increase in the usage of contract clinicians to supplement our registered nurse staffing levels and premiums paid to contract clinicians in COVID-19 high demand areas. We are monitoring both our contractor utilization and rates closely and expect the costs to come down as we increase our registered nurse staffing levels and as our clinicians continue to get vaccinated. Within our hospice segment, the most significant impact during the quarter relates to a decline in our average daily census, which is the main driver of hospice revenue. During the fourth quarter of 2020, we experienced a decline in our length of stay resulting from an increase in the discharge rate of our patients and a delay in the timing of patients coming onto service due to COVID-19, which resulted in a declining census as we exited 2020 and continued into 2021. We started to see improvements in our discharge rate toward the end of the first quarter. While overall flat to the fourth quarter of 2020, our first quarter discharge rate was favorable to our internal projections. Throughout the remainder of the year, we expect our admissions to continue to grow, our discharge rate to normalize and our length of stay to increase, all of which will contribute to growth in our average daily census. Additionally, within our hospice segment, we started to see an increase in access to patients in both facilities and their homes toward the end of the first quarter. We expect our costs to increase as access restrictions are lifted and as the visits performed by our hourly hospice aides and licensed practical nurses return to pre-COVID-19 levels. Within our personal care segment, the most significant impact relates to a decline in revenue resulting from staffing shortages. We have implemented a focused recruitment and retention plan to drive revenue growth. In addition, each of our segments have incurred incremental costs due to COVID-19 associated with the purchase of PPE, clinician training, quarantine pay and COVID-19 testing.

As noted above, for our wholly-owned subsidiaries, we have elected to use the CARES Act PRF funds to cover COVID-19 expenses incurred by our home health and hospice segments which totaled $9 million and $1 million during the three-month periods ended March 31, 2021 and 2020, respectively. We have recorded income related to the CARES Act funds totaling $9 million in other operating income within our condensed consolidated statement of operations during the three-month period ended March 31, 2021. We did not record the income associated with the COVID-19 costs incurred during the three-month period ended March 31, 2020 until the second quarter of 2020, as the CARES Act funds were not available until the second quarter.
Our operating results reflect a 9.8% increase in our other operating expenses compared to prior year. The AseraCare acquisition added $9 million to our hospice segment and corporate operating expenses. Excluding the AseraCare acquisition, our operating expenses increased 4.1% due to the addition of resources to support growth (primarily business development employees and care center administrative staff), planned wage increases, higher incentive compensation costs, higher health insurance costs and investments related to PDGM partially offset by lower travel and training spend during the pandemic and lower acquisition and integration costs.
Home Health Segment
The following table summarizes our home health segment results of operations:

	For the Three-Month Periods Ended March 31,
	2021	2020
Financial Information (in millions):
Medicare	$221.4	$203.9
Non-Medicare	107.2	99.7
Net service revenue	328.6	303.6
Other operating income	5.0	—
Cost of service	183.0	179.8
Gross margin	150.6	123.8
Other operating expenses	81.1	76.7
Operating income	$69.5	$47.1
Same Store Growth (1):
Medicare revenue	9%	(4%)
Non-Medicare revenue	8%	3%
Total admissions	5%	3%
Total volume (2)	6%	1%
Key Statistical Data - Total (3):
Admissions	89,830	85,975
Recertifications (6)	43,808	39,867
Total volume (6)	133,638	125,842

Medicare completed episodes	75,332	75,636
Average Medicare revenue per completed episode (4)	$2,931	$2,734
Medicare visits per completed episode (5)	13.9	15.8

Visiting Clinician Cost per Visit	$90.32	$84.01
Clinical Manager Cost per Visit	$9.50	$8.97
Total Cost per Visit	$99.82	$92.98
Visits	1,832,912	1,933,445
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
(3) Total includes acquisitions, start-ups and denovos.
(4) Average Medicare revenue per completed episode is the average Medicare revenue earned for each Medicare completed episode of care. Average Medicare revenue per completed episode reflects the transition to PDGM effective January 1, 2020 and the suspension of sequestration effective May 1, 2020.
(5) Medicare visits per completed episode are the home health Medicare visits on completed episodes divided by the home health Medicare episodes completed during the period.
(6) Prior year amounts have been recast to conform to the current year calculation.
Operating Results
Overall, our operating income increased $22 million on a $25 million increase in net service revenue. Our results for the three-month period ended March 31, 2021 reflect year over year growth in volumes, an increase in our Medicare revenue per episode, which is described in more detail below, as well as significant improvement in our operating performance driven by improvements in our clinician utilization and discipline mix, both of which have contributed to year over year gross margin expansion. These items were partially offset by an increase in the usage of contract clinicians to supplement our registered nurse staffing levels and premiums paid to contract clinicians in COVID-19 high demand areas.
Our operating results were also impacted by incremental costs totaling $5 million related to COVID-19, which were offset by the recognition of income associated with the CARES Act PRF.
Net Service Revenue
Our net service revenue increased $25 million (8%) on a 6% increase in total volume and a 7% increase in Medicare revenue per episode. The volume growth was driven by a 5% increase in admissions and a 10% increase in recertification volume, both of which were impacted by the bad weather and snow/ice storms that we experienced during the quarter. The year over year growth is also partially attributable to the impact of COVID-19 on prior year volumes; COVID-19 began impacting our referral volumes during the second week of March 2020. The increase in Medicare revenue per episode is the result of a 1.9% increase in reimbursement, a 2% increase related to the suspension of sequestration, a decline in lost billing periods resulting from missed visits related to COVID-19 in prior year and improvements in our case mix and functional impairment scores. Additionally, we have seen a reduction in our revenue adjustments year over year.
Other Operating Income
Other operating income consists of the recognition of funds received from the CARES Act PRF. In accordance with the terms and conditions, these funds can be used to cover lost revenues as well as costs directly attributable to COVID-19. For our wholly-owned subsidiaries, we have elected to utilize the funds to cover COVID-19 related costs only, and therefore, have recognized income equal to the amount of COVID-19 costs incurred during the three-month period ended March 31, 2021 totaling $5 million. These costs are associated with the purchase of PPE, premiums paid to contract clinicians in COVID-19 high demand areas, clinician training, quarantine pay and COVID-19 testing and have been recorded to cost of service within our condensed consolidated statement of operations.
Cost of Service, Excluding Depreciation and Amortization
Our cost of service consists of costs associated with direct clinician care in the homes of our patients as well as the cost of clinical managers who monitor the overall delivery of care. Overall, our total cost of service increased 2% primarily due to a 7% increase in our total cost per visit partially offset by a 5% decrease in total visits driven by improvements in clinician utilization, as evidenced by a decline of 1.9 visits per completed episode year over year, and optimization of discipline mix. The 7% increase in our total cost per visit is due to planned wage increases, an increase in the utilization of contractors to supplement clinician visits, an increase in premiums paid to contract clinicians in COVID-19 high demand areas, inclement weather pay, higher health insurance costs, a change in the mix of our visits and costs directly attributable to COVID-19 totaling approximately $5 million. In addition, while we compensate our clinicians on a per visit basis, there is a fixed cost component of our cost structure which also resulted in an increase in our cost per visit as we had a significant decline in visits year over year.

Other Operating Expenses
Other operating expenses increased approximately $4 million primarily due to planned wage increases, higher incentive compensation costs, higher health insurance costs, the addition of resources to support volume growth and investments related to PDGM. These increases were partially offset by lower travel and training spend during the pandemic.
Hospice Segment
The following table summarizes our hospice segment results of operations:

	For the Three-Month Periods Ended March 31,
	2021	2020
Financial Information (in millions):
Medicare	$181.5	$160.5
Non-Medicare	10.0	8.9
Net service revenue	191.5	169.4
Other operating income	3.7	—
Cost of service	101.6	91.8
Gross margin	93.6	77.6
Other operating expenses	47.1	39.3
Operating income	$46.5	$38.3
Same Store Growth (1):
Medicare revenue	(2%)	5%
Hospice admissions	5%	1%
Average daily census	(4%)	4%
Key Statistical Data - Total (2):
Hospice admissions	13,683	11,318
Average daily census	13,321	12,046
Revenue per day, net	$159.76	$154.55
Cost of service per day	$84.80	$83.78
Average discharge length of stay	94	98
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
(2) Total includes acquisitions, start-ups and denovos.
Operating Results
Our operating results for the three-month period ended March 31, 2021 include the results of the acquisition of AseraCare on June 1, 2020 (44 hospice care centers). Acquisitions are included in our condensed consolidated financial statements from their respective acquisition dates. As a result, our hospice segment operating results for 2021 and 2020 are not fully comparable.
Overall, our operating income increased $8 million on a $22 million increase in net service revenue. The AseraCare acquisition contributed revenue of $25 million and operating income of $3 million to our hospice segment during the three-month period ended March 31, 2021. Additionally, our operating results were favorably impacted by changes in reimbursement, the suspension of sequestration effective May 1, 2020 and lower visit volumes due to access restrictions. These items were offset by a decline in our average daily census which is described in more detail below.
Net Service Revenue
Our net service revenue increased $22 million. The AseraCare acquisition contributed $25 million of revenue to the quarter. Excluding the AseraCare acquisition, our net service revenue decreased $3 million. The decrease is due to a decline in average daily census, one less day in the first quarter of 2021 compared to the first quarter of 2020 and an increase in our revenue adjustments. Our same store average daily census, which is the main driver of hospice revenue, was down 4% year over year primarily due to a decline in our length of stay during the fourth quarter of 2020 resulting from an increase in the discharge rate of our patients and a delay in the timing of patients coming onto service due to COVID-19. This lower length of stay resulted in a declining census as we exited 2020 and continued into the first quarter of 2021. We started to see improvements in our discharge rate toward the end of the first quarter. While overall flat to the fourth quarter of 2020, our first quarter discharge rate was favorable to our internal projections. Throughout the remainder of the year, we expect our admissions to continue to grow, our discharge rate to normalize and our length of stay to increase, all of which will contribute to growth in our average daily census. The volume decline in net service revenue was partially offset by the increase in reimbursement effective October 1, 2020 ($4 million excluding the AseraCare acquisition) and the suspension of sequestration effective May 1, 2020 ($3 million excluding the AseraCare acquisition).
Other Operating Income
Other operating income consists of the recognition of funds received from the CARES Act PRF. In accordance with the terms and conditions, these funds are intended to cover lost revenues as well as costs directly attributable to COVID-19. For our wholly-owned subsidiaries, we have elected to utilize the funds to cover COVID-19 related costs only, and therefore, have recognized income equal to the amount of COVID-19 costs incurred during the three-month period ended March 31, 2021 totaling $4 million. These costs are associated with the purchase of PPE, quarantine pay and COVID-19 testing and have been recorded to cost of service within our condensed consolidated statement of operations.
Cost of Service, Excluding Depreciation and Amortization
Our hospice cost of service increased $10 million. Excluding our AseraCare acquisition, our cost of service decreased $4 million due to a 4% decline in average daily census, a decline in visits performed by our hourly licensed practical nurses and hospice aides due to access restrictions, lower transportation costs, lower room and board price concessions and lower respite costs resulting from lower utilization, partially offset by planned wage increases, higher health insurance costs and COVID-19 costs totaling $4 million. Toward the end of the first quarter, we started to see an increase in access to patients in both facilities and their homes. We expect our cost of service to increase as access restrictions are lifted and as the visits performed by our hourly hospice aides and licensed practical nurses return to pre-COVID-19 levels.
Other Operating Expenses
Other operating expenses increased $8 million, approximately $7 million of which is related to our AseraCare acquisition during 2020. The remaining increase is due to planned wage increases and higher health insurance costs, partially offset by a decrease in travel and training spend during the pandemic.

Personal Care Segment
The following table summarizes our personal care segment results of operations:

	For the Three-Month Periods Ended March 31,
	2021	2020
Financial Information (in millions):
Medicare	$—	$—
Non-Medicare	17.0	18.7
Net service revenue	17.0	18.7
Other operating income	—	—
Cost of service	12.6	14.1
Gross margin	4.4	4.6
Other operating expenses	3.1	3.4
Operating income	$1.3	$1.2
Key Statistical Data - Total (1):
Billable hours	607,437	752,077
Clients served	9,759	11,770
Shifts	257,609	333,464
Revenue per hour	$27.95	$24.87
Revenue per shift	$65.92	$56.09
Hours per shift	2.4	2.3
(1) Total includes acquisitions, start-ups and denovos.
Operating Results
Operating income related to our personal care segment remained flat on a $2 million decrease in net service revenue. The decrease in net service revenue is due to the impact of COVID-19 partially offset by rate increases totaling approximately $1 million. The impact of COVID-19 has been mitigated by a reduction in costs as most of our personal care employees are paid on an hourly basis.
Corporate
The following table summarizes our corporate results of operations:

	For the Three-Month Periods Ended March 31,
	2021	2020
Financial Information (in millions):
Other operating expenses	$42.6	$39.0
Depreciation and amortization	5.9	3.7
Total operating expenses	$48.5	$42.7
Corporate expenses consist of costs related to our executive management and corporate and administrative support functions, primarily information services, accounting, finance, billing and collections, legal, compliance, risk management, procurement, marketing, clinical administration, training, human resources and administration.
Corporate total operating expenses increased approximately $6 million during the three-month period ended March 31, 2021. Our 2020 acquisition of AseraCare added approximately $4 million, which is inclusive of $1 million related to acquisition and integration costs and $2 million related to intangibles amortization. The remaining $2 million increase is primarily due to planned wage increases, higher incentive compensation costs, higher health insurance costs and increased information technology fees; these items were partially offset by decreases in travel and training spend and acquisition and integration costs.

Liquidity and Capital Resources
Cash Flows
The following table summarizes our cash flows for the periods indicated (amounts in millions):

	For the Three-Month Periods Ended March 31,
	2021	2020
Cash provided by operating activities	$54.0	$6.0
Cash used in investing activities	(1.6)	(70.7)
Cash (used in) provided by financing activities	(57.5)	146.0
Net (decrease) increase in cash, cash equivalents and restricted cash	(5.1)	81.3
Cash, cash equivalents and restricted cash at beginning of period	83.4	96.5
Cash, cash equivalents and restricted cash at end of period	$78.3	$177.8
Cash provided by operating activities increased $48.0 million during the three-month period ended March 31, 2021 compared to the three-month period ended March 31, 2020 primarily due to an increase in operating income and a reduction in days revenue outstanding; prior year's days revenue outstanding were impacted by the transition to 30-day billing periods under PDGM and a reduction in the upfront payments received for RAPs from 50%-60% to 20%.
Our cash used in investing activities primarily consist of the purchase of property and equipment and acquisition activity. Cash used in investing activities decreased $69.1 million during the three-month period ended March 31, 2021 compared to the three-month period ended March 31, 2020 as a result of a reduction in acquisition spend.
Our financing activities primarily consist of borrowings under our term loan and/or revolving credit facility, repayments of borrowings, the remittance of taxes associated with shares withheld on non-cash compensation, proceeds related to the exercise of stock options and the purchase of stock under either our employee stock purchase plan or our 2021 stock repurchase program. Cash used in financing activities totaled $57.5 million during the three-month period ended March 31, 2021 primarily due to the repurchase of company stock and the repayments of borrowings. Cash provided by financing activities totaled $146.0 million during the three-month period ended March 31, 2020 primarily due to borrowings under our Amended Credit Agreement to minimize potential cash disruption related to COVID-19.
Liquidity
Typically, our principal source of liquidity is the collection of our patient accounts receivable, primarily through the Medicare program. In addition to our collection of patient accounts receivable, from time to time, we can and do obtain additional sources of liquidity by the incurrence of additional indebtedness.
During the three-month period ended March 31, 2021, we spent $1.6 million in capital expenditures as compared to $1.4 million during the three-month period ended March 31, 2020. Our capital expenditures for 2021 are expected to be approximately $6.0 million to $8.0 million, excluding the impact of any future acquisitions.
Additionally, during the three-month period ended March 31, 2021, pursuant to our authorized stock repurchase program, we repurchased 292,348 shares of our common stock at a weighted average price of $249.28 per share and a total cost of approximately $73 million. The repurchased shares are classified as treasury shares.
As of March 31, 2021, we had $77.3 million in cash and cash equivalents and $440.3 million in availability under our $550.0 million Revolving Credit Facility. Our cash and cash equivalents include approximately $70 million associated with the CARES Act PRF, $55 million of which we do not expect to utilize and which is recorded as a liability within our condensed consolidated balance sheet as of March 31, 2021.
Based on our operating forecasts and our debt service requirements, we believe we will have sufficient liquidity to fund our operations, capital requirements and debt service requirements.

Outstanding Patient Accounts Receivable
Our patient accounts receivable increased $20.5 million from December 31, 2020 primarily due to the elimination of the upfront payments associated with RAPs effective January 1, 2021. Our cash collection as a percentage of revenue was 102% for the three-month periods ended March 31, 2021 and 2020, respectively. Our days revenue outstanding at March 31, 2021 was 43.9 days, which is an increase of 3.7 days from December 31, 2020 and a decrease of 2.7 days from March 31, 2020.
Our patient accounts receivable includes unbilled receivables and are aged based upon our initial service date. We monitor unbilled receivables on a care center by care center basis to ensure that all efforts are made to bill claims within timely filing deadlines. Our unbilled patient accounts receivable can be impacted by acquisition activity, probe edits or regulatory changes which result in additional information or procedures needed prior to billing. The timely filing deadline for Medicare is one year from the last day of the billing period and varies by state for Medicaid-reimbursable services and among insurance companies and other private payors.
The following schedules detail our patient accounts receivable, by payor class, aged based upon initial date of service (amounts in millions, except days revenue outstanding):

	0-90	91-180	181-365	Over 365	Total
At March 31, 2021:
Medicare patient accounts receivable	$175.4	$6.2	$1.7	$0.8	$184.1
Other patient accounts receivable:
Medicaid	16.5	2.0	0.8	—	19.3
Private	66.4	4.6	1.2	—	72.2
Total	$82.9	$6.6	$2.0	$—	$91.5
Total patient accounts receivable					$275.6
Days revenue outstanding (1)					43.9
	0-90	91-180	181-365	Over 365	Total
At December 31, 2020:
Medicare patient accounts receivable	$156.2	$5.4	$2.1	$0.8	$164.5
Other patient accounts receivable:
Medicaid	20.7	1.7	1.5	—	23.9
Private	58.4	6.4	1.9	—	66.7
Total	$79.1	$8.1	$3.4	$—	$90.6
Total patient accounts receivable					$255.1
Days revenue outstanding (1)					40.2

(1)Our calculation of days revenue outstanding is derived by dividing our ending patient accounts receivable at March 31, 2021 and December 31, 2020 by our average daily net patient service revenue for the three-month periods ended March 31, 2021 and December 31, 2020, respectively.
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

Our weighted average interest rate for borrowings under our $550.0 million Revolving Credit Facility was 2.0% and 3.2% for the three-month periods ended March 31, 2021 and 2020, respectively. Our weighted average interest rate for borrowings under our $175.0 million Term Loan Facility was 1.6% and 3.2% for the three-month periods ended March 31, 2021 and 2020, respectively.
As of March 31, 2021, our consolidated leverage ratio was 0.7, our consolidated interest coverage ratio was 34.5 and we are in compliance with our covenants under the Amended Credit Agreement.
As of March 31, 2021, our availability under our $550.0 million Revolving Credit Facility was $440.3 million as we have $80.0 million outstanding in borrowings and $29.7 million outstanding in letters of credit.
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
During the three-month period ended March 31, 2021, pursuant to this program, we repurchased 292,348 shares of our common stock at a weighted average price of $249.28 per share and a total cost of approximately $73 million. The repurchased shares are classified as treasury shares.
Inflation
We do not believe inflation has significantly impacted our results of operations.
Critical Accounting Estimates
See Part II, Item 7 – Critical Accounting Estimates and our consolidated financial statements and related notes in Part II, Item 8 of our 2020 Annual Report on Form 10-K, for accounting policies and related estimates we believe are the most critical to understanding our condensed consolidated financial statements, financial condition and results of operations and which require complex management judgment and assumptions, or involve uncertainties. These critical accounting estimates include revenue recognition and goodwill and other intangible assets. There have not been any changes to our significant accounting policies or their application since we filed our 2020 Annual Report on Form 10-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from fluctuations in interest rates. Our Revolving Credit Facility carries a floating interest rate which is tied to the Eurodollar rate (i.e. LIBOR) and the Prime Rate and therefore, our condensed consolidated statements of operations and our condensed consolidated statements of cash flows are exposed to changes in interest rates. As of March 31, 2021, the total amount of outstanding debt subject to interest rate fluctuations was $241.9 million. A 1.0% interest rate change would cause interest expense to change by approximately $2.4 million annually, assuming the Company makes no principal repayments.
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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of March 31, 2021, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.
Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2021, the end of the period covered by this Quarterly Report.
Changes in Internal Controls
There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have occurred during the quarter ended March 31, 2021, that have materially impacted, or are reasonably likely to materially impact, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and, based on an evaluation of our controls and procedures, our principal executive officer and our principal financial officer concluded our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2021, the end of the period covered by this Quarterly Report.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 6 - Commitments and Contingencies to the condensed consolidated financial statements for information concerning our legal proceedings.
ITEM 1A. RISK FACTORS
There have been no material changes in the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2020.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides the information with respect to purchases made by us of shares of our common stock during each of the months during the three-month period ended March 31, 2021:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
January 1, 2021 to January 31, 2021	11,493		$299.77	—	$100,000,000
February 1, 2021 to February 28, 2021	11,350		293.30	—	100,000,000
March 1, 2021 to March 31, 2021	—		—	292,348	27,113,795
	22,843	(1)	$296.55	292,348	$27,113,795

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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

3.1	Composite of Certificate of Incorporation of the Company inclusive of all amendments through June 14, 2007	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	0-24260	3.1

3.2	Composite of By-Laws of the Company inclusive of all amendments through October 17, 2019	The Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019	0-24260	3.2

*10.1	Amendment to Amended and Restated Employment Agreement, dated as of February 18, 2021, by and between Amedisys, Inc. and Paul B. Kusserow	The Company's Current Report on Form 8-K filed on February 24, 2021	0-24260	10.1

†31.1	Certification of Paul B. Kusserow, Chief Executive Officer (principal executive officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2	Certification of Scott G. Ginn, Executive Vice President and Chief Financial Officer (principal financial officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

††32.1	Certification of Paul B. Kusserow, Chief Executive Officer (principal executive officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
Date: April 29, 2021