Form 10-Q
period 2021-06-30
AMEDISYS INC
filed 2021-08-05
CIK 896262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, is as follows: Common stock, $0.001 par value, 32,631,959 shares outstanding as of July 30, 2021.

SPECIAL CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

When included in this Quarterly Report on Form 10-Q, or in other documents that we file with the Securities and Exchange Commission (“SEC”) or in statements made by or on behalf of the Company, words like “believes,” “belief,” “expects,” “strategy,” “plans,” “anticipates,” “intends,” “projects,” “estimates,” “may,” “might,” “could,” “would,” “should” and similar expressions are intended to identify forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a variety of risks and uncertainties that could cause actual results to differ materially from those described therein. These risks and uncertainties include, but are not limited to the following: the impact of the novel coronavirus pandemic ("COVID-19"), including the measures that have been and may be taken by governmental authorities to mitigate it, on our business, financial condition and results of operations, changes in or our failure to comply with existing federal and state laws or regulations or the inability to comply with new government regulations on a timely basis, changes in Medicare and other medical payment levels, our ability to open care centers, acquire additional care centers and integrate and operate these care centers effectively, competition in the healthcare industry, changes in the case mix of patients and payment methodologies, changes in estimates and judgments associated with critical accounting policies, our ability to maintain or establish new patient referral sources, our ability to consistently provide high-quality care, our ability to attract and retain qualified personnel, our ability to keep our patients and employees safe, changes in payments and covered services by federal and state governments, future cost containment initiatives undertaken by third-party payors, our access to financing, our ability to meet debt service requirements and comply with covenants in debt agreements, business disruptions due to natural disasters or acts of terrorism, widespread protests or civil unrest, our ability to integrate, manage and keep our information systems secure, our ability to realize the anticipated benefits of acquisitions, changes in law or developments with respect to any litigation relating to the Company, including various other matters, many of which are beyond our control.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMEDISYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	June 30, 2021 (Unaudited)	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$91,646	$81,808
Restricted cash	1,000	1,549
Patient accounts receivable	278,216	255,145
Prepaid expenses	11,979	10,217
Other current assets	8,124	13,265
Total current assets	390,965	361,984
Property and equipment, net of accumulated depreciation of $98,552 and $95,024	20,986	23,719
Operating lease right of use assets	95,034	93,440
Goodwill	936,772	932,685
Intangible assets, net of accumulated amortization of $15,842 and $22,973	66,432	74,183
Deferred income taxes	25,271	47,987
Other assets	64,103	33,200
Total assets	$1,599,563	$1,567,198
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$36,668	$42,674
Payroll and employee benefits	147,017	146,929
Accrued expenses	166,157	166,192
Provider relief fund advance	58,328	60,000
Current portion of long-term obligations	10,160	10,496
Current portion of operating lease liabilities	30,893	30,046
Total current liabilities	449,223	456,337
Long-term obligations, less current portion	179,415	204,511
Operating lease liabilities, less current portion	63,152	61,987
Other long-term obligations	31,886	33,622
Total liabilities	723,676	756,457
Commitments and Contingencies—Note 6
Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized; 37,553,355 and 37,470,212 shares issued; and 32,576,829 and 32,814,278 shares outstanding	38	38
Additional paid-in capital	714,334	698,287
Treasury stock, at cost 4,976,526 and 4,655,934 shares of common stock	(400,110)	(319,092)
Retained earnings	560,010	429,991
Total Amedisys, Inc. stockholders’ equity	874,272	809,224
Noncontrolling interests	1,615	1,517
Total equity	875,887	810,741
Total liabilities and equity	$1,599,563	$1,567,198
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	For the Three-Month Periods Ended June 30,		For the Six-Month Periods Ended June 30,
	2021	2020	2021	2020
Net service revenue	$564,166	$485,059	$1,101,310	$976,744
Other operating income	4,603	22,780	13,304	22,780
Cost of service, excluding depreciation and amortization	308,691	295,228	605,894	580,965
General and administrative expenses:
Salaries and benefits	114,335	105,617	230,160	207,183
Non-cash compensation	6,156	6,725	13,463	12,634
Other	54,731	44,003	103,837	93,268
Depreciation and amortization	6,721	6,334	14,276	11,672
Operating expenses	490,634	457,907	967,630	905,722
Operating income	78,135	49,932	146,984	93,802
Other income (expense):
Interest income	25	214	49	227
Interest expense	(1,932)	(2,752)	(4,004)	(5,983)
Equity in earnings from equity method investments	1,370	487	2,488	964
Gain (loss) on equity method investments	31,092	(2,980)	31,092	(2,980)
Miscellaneous, net	475	277	763	540
Total other income (expense), net	31,030	(4,754)	30,388	(7,232)
Income before income taxes	109,165	45,178	177,372	86,570
Income tax expense	(28,546)	(10,031)	(46,461)	(19,377)
Net income	80,619	35,147	130,911	67,193
Net income attributable to noncontrolling interests	(470)	(473)	(892)	(717)
Net income attributable to Amedisys, Inc.	$80,149	$34,674	$130,019	$66,476
Basic earnings per common share:
Net income attributable to Amedisys, Inc. common stockholders	$2.46	$1.07	$3.98	$2.05
Weighted average shares outstanding	32,588	32,412	32,684	32,371
Diluted earnings per common share:
Net income attributable to Amedisys, Inc. common stockholders	$2.43	$1.04	$3.93	$2.00
Weighted average shares outstanding	32,981	33,285	33,085	33,259
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except common stock shares)
(Unaudited)

	For the Three-Months Ended June 30, 2021
	Total	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests
		Shares	Amount
Balance, March 31, 2021	$789,574	37,538,837	$38	$707,006	$(398,752)	$—	$479,861	$1,421
Issuance of stock – employee stock purchase plan	913	4,060	—	913	—	—	—	—
Issuance/(cancellation) of non-vested stock	—	4,068	—	—	—	—	—	—
Exercise of stock options	259	6,390	—	259	—	—	—	—
Non-cash compensation	6,156	—	—	6,156	—	—	—	—
Surrendered shares	(170)	—	—	—	(170)	—	—	—
Shares repurchased	(1,188)	—	—	—	(1,188)	—	—	—
Noncontrolling interest distribution	(276)	—	—	—	—	—	—	(276)
Net income	80,619	—	—	—	—	—	80,149	470
Balance, June 30, 2021	$875,887	37,553,355	$38	$714,334	$(400,110)	$—	$560,010	$1,615

	For the Three-Months Ended June 30, 2020
	Total	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests
		Shares	Amount
Balance, March 31, 2020	$680,144	36,746,554	$37	$656,266	$(255,291)	$—	$278,185	$947
Issuance of stock – employee stock purchase plan	826	5,295	—	826	—	—	—	—
Issuance/(cancellation) of non-vested stock	—	29,461	—	—	—	—	—	—
Exercise of stock options	1,763	49,988	—	1,763	—	—	—	—
Non-cash compensation	6,725	—	—	6,725	—	—	—	—
Surrendered shares	(2,334)	—	—	—	(2,334)	—	—	—
Noncontrolling interest distribution	(12)	—	—	—	—	—	—	(12)
Net income	35,147	—	—	—	—	—	34,674	473
Balance, June 30, 2020	$722,259	36,831,298	$37	$665,580	$(257,625)	$—	$312,859	$1,408

	For the Six-Months Ended June 30, 2021
	Total	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests
		Shares	Amount
Balance, December 31, 2020	$810,741	37,470,212	$38	$698,287	$(319,092)	$—	$429,991	$1,517
Issuance of stock – employee stock purchase plan	1,961	8,262	—	1,961	—	—	—	—
Issuance/(cancellation) of non-vested stock	—	61,069	—	—	—	—	—	—
Exercise of stock options	623	13,812	—	623	—	—	—	—
Non-cash compensation	13,463	—	—	13,463	—	—	—	—
Surrendered shares	(6,944)	—	—	—	(6,944)	—	—	—
Shares repurchased	(74,074)	—	—	—	(74,074)	—	—	—
Noncontrolling interest distribution	(794)	—	—	—	—	—	—	(794)
Net income	130,911	—	—	—	—	—	130,019	892
Balance, June 30, 2021	$875,887	37,553,355	$38	$714,334	$(400,110)	$—	$560,010	$1,615

	For the Six-Months Ended June 30, 2020
	Total	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests
		Shares	Amount
Balance, December 31, 2019	$641,513	36,638,021	$37	$645,256	$(251,241)	$15	$246,383	$1,063
Issuance of stock – employee stock purchase plan	1,686	11,358	—	1,686	—	—	—	—
Issuance of stock – 401(k) plan	3,057	18,312	—	3,057	—	—	—	—
Issuance/(cancellation) of non-vested stock	—	84,884	—	—	—	—	—	—
Exercise of stock options	2,947	78,723	—	2,947	—	—	—	—
Non-cash compensation	12,634	—	—	12,634	—	—	—	—
Surrendered shares	(6,384)	—	—	—	(6,384)	—	—	—
Noncontrolling interest distribution	(372)	—	—	—	—	—	—	(372)
Write-off of other comprehensive income	(15)	—	—	—	—	(15)	—	—
Net income	67,193	—	—	—	—	—	66,476	717
Balance, June 30, 2020	$722,259	36,831,298	$37	$665,580	$(257,625)	$—	$312,859	$1,408
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Six-Month Periods Ended June 30,
	2021	2020
Cash Flows from Operating Activities:
Net income	$130,911	$67,193
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,276	11,672
Non-cash compensation	13,463	12,634
Amortization and impairment of operating lease right of use assets	19,702	18,558
Loss (gain) on disposal of property and equipment	8	(94)
(Gain) loss on equity method investments	(31,092)	2,980
Write-off of other comprehensive income	—	(15)
Deferred income taxes	22,716	(4,036)
Equity in earnings from equity method investments	(2,488)	(964)
Amortization of deferred debt issuance costs/debt discount	432	437
Return on equity method investments	2,683	2,744
Changes in operating assets and liabilities, net of impact of acquisitions:
Patient accounts receivable	(22,787)	8,997
Other current assets	3,560	(3,469)
Other assets	(52)	(675)
Accounts payable	(6,530)	(6,452)
Accrued expenses	(1,627)	27,990
Other long-term obligations	(1,736)	20,746
Operating lease liabilities	(17,955)	(16,365)
Operating lease right of use assets	(1,524)	(1,924)
Net cash provided by operating activities	121,960	139,957
Cash Flows from Investing Activities:
Proceeds from sale of deferred compensation plan assets	25	21
Proceeds from sale of property and equipment	42	80
Purchases of property and equipment	(2,943)	(1,701)
Investments in equity method investees	—	(875)
Proceeds from sale of equity method investment	—	17,876
Acquisitions of businesses, net of cash acquired	(2,503)	(299,723)
Net cash used in investing activities	(5,379)	(284,322)
Cash Flows from Financing Activities:
Proceeds from issuance of stock upon exercise of stock options	623	2,947
Proceeds from issuance of stock to employee stock purchase plan	1,961	1,686
Shares withheld to pay taxes on non-cash compensation	(6,944)	(6,384)
Noncontrolling interest distribution	(794)	(372)
Proceeds from borrowings under revolving line of credit	389,200	424,500
Repayments of borrowings under revolving line of credit	(410,200)	(259,500)
Principal payments of long-term obligations	(5,392)	(4,675)
Purchase of company stock	(74,074)	—
Provider relief fund advance	(1,672)	70,000
Net cash (used in) provided by financing activities	(107,292)	228,202
Net increase in cash, cash equivalents and restricted cash	9,289	83,837
Cash, cash equivalents and restricted cash at beginning of period	83,357	96,490
Cash, cash equivalents and restricted cash at end of period	$92,646	$180,327

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,914	$3,292
Cash paid for income taxes, net of refunds received	$8,667	$8,153
Cash paid for operating lease liabilities	$19,479	$18,289
Cash paid for finance lease liabilities	$1,017	$986
Supplemental Disclosures of Non-Cash Activity:
Right of use assets obtained in exchange for operating lease liabilities	$20,689	$18,891
Right of use assets obtained in exchange for finance lease liabilities	$527	$487
Reductions to right of use assets resulting from reductions to operating lease liabilities	$904	$407
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. NATURE OF OPERATIONS, CONSOLIDATION AND PRESENTATION OF FINANCIAL STATEMENTS
Amedisys, Inc., a Delaware corporation, (together with its consolidated subsidiaries, referred to herein as “Amedisys,” “we,” “us,” or “our”) is a multi-state provider of home health, hospice and personal care services with approximately 75% of our net service revenue derived from Medicare for the three and six-month periods ended June 30, 2021 and approximately 74% of our net service revenue derived from Medicare for the three and six-month periods ended June 30, 2020. As of June 30, 2021, we owned and operated 320 Medicare-certified home health care centers, 180 Medicare-certified hospice care centers and 14 personal-care care centers in 39 states within the United States and the District of Columbia.
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
Recently Adopted Accounting Pronouncements
On January 1, 2021, the Company adopted Accounting Standards Update ("ASU") 2020-10, Codification Improvements, which included minor technical corrections and clarifications to improve consistency and clarify the application of various provisions of the codification by amending the codification to include all disclosure guidance in the appropriate disclosure sections and by amending and adding new headings, cross referencing to other guidance and refining or correcting terminology. Our adoption of this standard did not have a material effect on our condensed consolidated financial statements.
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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Investments
We consolidate investments when the entity is a variable interest entity and we are the primary beneficiary or if we have controlling interests in the entity, which is generally ownership in excess of 50%. Third-party equity interests in our consolidated joint ventures are reflected as noncontrolling interests in our condensed consolidated financial statements. We account for investments in entities in which we have the ability to exercise significant influence under the equity method if we hold 50% or less of the voting stock and the entity is not a variable interest entity in which we are the primary beneficiary. The book value of investments that we account for under the equity method of accounting was $45.1 million and $14.2 million as of June 30, 2021 and December 31, 2020, respectively, and is reflected in other assets within our condensed consolidated balance sheets.
During the three-month period ended June 30, 2021, a third-party acquired a majority of the issued and outstanding membership interests of one of our equity method investments, Medalogix, for cash, with the remaining membership interests rolling over into a newly formed entity that includes Medalogix as well as another healthcare predictive data and analytics company. We rolled over 100% of our ownership interest in Medalogix to the newly formed entity, and in connection with this transaction, we recognized a $31.1 million gain based on the purchase price of Medalogix which is reflected in gain (loss) on equity method investments within our condensed consolidated statements of operations.
During the three-month period ended June 30, 2020, we sold our investment in the Heritage Healthcare Innovation Fund, LP via a secondary transaction for $17.9 million which resulted in a $3.0 million loss which is reflected in gain (loss) on equity method investments within our condensed consolidated statements of operations. The Company's original investment was made in 2010 and no longer fit within our strategic areas of focus. Proceeds from the sale were used to pay down debt and fund capital needs.
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
Non-contractual revenue adjustments are recorded for self-pay, uninsured patients and other payors by major payor class based on our historical collection experience, aged accounts receivable by payor and current economic conditions. The non-contractual revenue adjustments represent the difference between amounts billed and amounts we expect to collect based on our collection history with similar payors. The Company assesses its ability to collect for the healthcare services provided at the time of patient admission based on the Company's verification of the patient's insurance coverage under Medicare, Medicaid, and other commercial or managed care insurance programs. Medicare represents approximately 75% of our net service revenue

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

for the three and six-month periods ended June 30, 2021 and approximately 74% of our net service revenue for the three and six-month periods ended June 30, 2020.
Amounts due from third-party payors, primarily commercial health insurers and government programs (Medicare and Medicaid), include variable consideration for retroactive revenue adjustments due to settlements of audits and payment reviews. We determine our estimates for non-contractual revenue adjustments related to audits and payment reviews based on our historical experience and success rates in the claim appeals and adjudication process.
We determine our estimates for non-contractual revenue adjustments related to our inability to obtain appropriate billing documentation, authorizations, or face-to-face documentation based on our historical experience which primarily includes a historical collection rate of over 99% on Medicare claims. Revenue is recorded at amounts we estimate to be realizable for services provided.

Revenue by payor class as a percentage of total net service revenue is as follows:

	For the Three-Month Periods Ended June 30,		For the Six-Month Periods Ended June 30,
	2021	2020	2021	2020
Home Health:
Medicare	42%	40%	42%	41%
Non-Medicare - Episodic-based	8%	6%	8%	6%
Non-Medicare - Non-episodic based	12%	14%	12%	14%
Hospice (1):
Medicare	33%	34%	33%	33%
Non-Medicare	2%	2%	2%	2%
Personal Care	3%	4%	3%	4%
	100%	100%	100%	100%
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
Amounts due from Medicare include variable consideration for retroactive revenue adjustments due to settlements of audits and payment reviews. We determine our estimates for non-contractual revenue adjustments related to audits and payment reviews based on our historical experience and success rates in the claim appeals and adjudication process.
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
The Medicare home health benefit requires that beneficiaries be homebound (meaning that the beneficiary is unable to leave his/her home without a considerable and taxing effort), require intermittent skilled nursing, physical therapy or speech therapy services, and receive treatment under a plan of care established and periodically reviewed by a physician. In order to provide greater flexibility during the novel coronavirus pandemic ("COVID-19"), CMS relaxed the definition of homebound status through the duration of the public health emergency. During the pandemic, a beneficiary is considered homebound if they have been instructed by a physician not to leave their home because of a confirmed or suspected COVID-19 diagnosis or if the patient has a condition that makes them more susceptible to contracting COVID-19. Therefore, if a beneficiary is homebound due to COVID-19 and requires skilled services, the services will be covered under the Medicare home health benefit.
During 2020, 20% of reimbursement from each Medicare episode, referred to as a request for anticipated payment ("RAP"), was billed near the start of each 30-day period of care, and cash was typically received before all services were rendered. Any cash received from Medicare for a RAP for a 30-day period of care that exceeded the associated revenue earned was recorded to accrued expenses within our condensed consolidated balance sheets. CMS fully eliminated all upfront payments associated with RAPs effective January 1, 2021.
Non-Medicare Revenue
Episodic-based Revenue. We recognize revenue in a similar manner as we recognize Medicare revenue for amounts that are paid by other insurance carriers, including Medicare Advantage programs; however, these amounts can vary based upon the negotiated terms, the majority of which range from 95% to 100% of Medicare rates.
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
Hospice Revenue Recognition
Hospice Medicare Revenue
Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the estimated payment rates. The estimated payment rates are predetermined daily or hourly rates for each of the four levels of care we deliver. The four levels of care are routine care, general inpatient care, continuous home care and respite care. Routine care accounted for 97% of our total Medicare hospice service revenue for the three and six-month periods ended June 30, 2021 and June 30, 2020. There are two separate payment rates for routine care: payments for the first 60 days of care and care beyond 60 days. In addition to the two routine rates, we may also receive a service intensity add-on (“SIA”). The SIA is based on visits made in the last seven days of life by a registered nurse or medical social worker for patients in a routine level of care.
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
Additionally, our hospice service revenue is subject to certain limitations on payments from Medicare which are considered variable consideration. We are subject to an inpatient cap limit and an overall Medicare payment cap for each provider number. We monitor these caps on a provider-by-provider basis and estimate amounts due back to Medicare if we estimate a cap has been exceeded. We record these adjustments as a reduction to revenue and an increase in accrued expenses within our condensed consolidated balance sheets. Providers are required to self-report and pay their estimated cap liability by February 28th of the following year. As of June 30, 2021, we have recorded $10.0 million for estimated amounts due back to Medicare in accrued expenses for the Federal cap years ended October 31, 2016 through September 30, 2021; $3.1 million of this balance was acquired with the AseraCare acquisition. As of December 31, 2020, we had recorded $9.3 million for estimated amounts due back to Medicare in accrued expenses for the Federal cap years ended October 31, 2014 through September 30, 2021.
Hospice Non-Medicare Revenue
Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to our established rates or estimated per day rates, as applicable. Contractual revenue adjustments are recorded for the difference between our standard rates and the contractual rates to be realized from patients, third-party payors and others for services provided and are deducted from gross revenue to determine our net service revenue. We also make non-contractual adjustments to non-Medicare revenue based on our historical experience to reflect the estimated transaction price.
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
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include certificates of deposit and all highly liquid debt instruments with maturities of three months or less when purchased. Our cash balance as of June 30, 2021 includes approximately $62 million associated with the CARES Act Provider Relief Fund ("PRF"). We separated the PRF funds into their own account and as of June 30, 2021, we have only transferred funds used through March 31, 2021 to our operating account. We will transfer funds used during the three-month period ended June 30, 2021, totaling approximately $4 million, to our operating account during the third quarter of 2021 and repay the remaining $58 million to the U.S. Department of Health and Human Services ("HHS") by October 30, 2021. Restricted cash includes cash that is not available for ordinary business use. As of June 30, 2021, we had $1 million of restricted cash that was placed into an escrow account related to the indemnity and closing payment adjustment provisions within the Asana Hospice purchase agreement.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the balances related to our cash, cash equivalents and restricted cash (amounts in millions):

	As of June 30, 2021	As of December 31, 2020
Cash and cash equivalents	$91.6	$81.8
Restricted cash	1.0	1.5
Cash, cash equivalents and restricted cash	$92.6	$83.3
Patient Accounts Receivable
We report accounts receivable from services rendered at their estimated transaction price, which includes contractual and non-contractual revenue adjustments based on the amounts expected to be due from payors. Our patient accounts receivable are uncollateralized and consist of amounts due from Medicare, Medicaid, other third-party payors and patients. The Company's non-Medicare third-party payor base is comprised of a diverse group of payors that are geographically dispersed across the country. As of June 30, 2021, there is one payor, other than Medicare, that accounts for 10% of our total outstanding patient receivables. Thus, we believe there are no other significant concentrations of receivables that would subject us to any significant credit risk in the collection of our patient accounts receivable. We write off accounts on a monthly basis once we have exhausted our collection efforts and deem an account to be uncollectible. We believe the collectability risk associated with our Medicare accounts, which represent 66% and 64% of our patient accounts receivable at June 30, 2021 and December 31, 2020, respectively, is limited due to our historical collection rate of over 99% from Medicare and the fact that Medicare is a U.S. government payor.
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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair Value of Financial Instruments
The following details our financial instruments where the carrying value and the fair value differ (amounts in millions):

	Fair Value at Reporting Date Using
Financial Instrument	Carrying Value as of June 30, 2021	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term obligations	$189.7	$—	$191.7	$—

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

	For the Three- Month Periods Ended June 30,		For the Six- Month Periods Ended June 30,
	2021	2020	2021	2020
Weighted average number of shares outstanding - basic	32,588	32,412	32,684	32,371
Effect of dilutive securities:
Stock options	139	570	145	582
Non-vested stock and stock units	254	303	256	306
Weighted average number of shares outstanding - diluted	32,981	33,285	33,085	33,259
Anti-dilutive securities	71	14	58	21

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
For our wholly-owned subsidiaries, we have decided to only utilize PRF funds to the extent we have qualifying COVID-19 expenses, which totaled $5 million and $13 million for our home health and hospice segments during the three and six-month periods ended June 30, 2021, respectively, and $21 million and $22 million during the three and six-month periods ended June 30, 2020, respectively. Accordingly, for our wholly-owned subsidiaries, we have not used PRF funds to cover lost revenues resulting from COVID-19. The grant income associated with the COVID-19 expenses incurred during the three and six-month periods ended June 30, 2021 and 2020 is reflected in other operating income within our condensed consolidated statements of operations.
PRF funds were available for use through June 30, 2021. We did not fully utilize the funds received; therefore, we have recorded a liability for the amount we expect to repay which totaled $58 million at June 30, 2021 and $60 million at December 31, 2020 (see the Provider Relief Fund Advance account in current liabilities within our condensed consolidated balance sheets). We intend to report on our use of the PRF funds to HHS during the three-month period ending September 30, 2021 and to return all unutilized funds by October 30, 2021. In summary, the total funds that we have received from the CARES Act PRF have been accounted for as follows as of June 30, 2021 (amounts in millions):

Amount
Funds utilized through June 30, 2021	$46.6
Estimated funds to be repaid to the government	58.3
Funds received by unconsolidated joint ventures	1.9
$106.8

The CARES Act also provided for the temporary suspension of the automatic 2% reduction of Medicare claim reimbursements (sequestration) for the period May 1, 2020 through December 31, 2020. In December 2020, Congress passed additional COVID-19 relief legislation as part of the Consolidated Appropriations Act, 2021. This legislation extended the suspension of sequestration through March 31, 2021. In April 2021, Congress passed H.R. 1868, which among other items, provided for an additional extension of the temporary suspension of sequestration through December 31, 2021. We estimate that the suspension of sequestration will increase our 2021 net service revenue by approximately $36 million.
Additionally, the CARES Act provided for the deferral of the employer share of social security tax (6.2%), effective for payments due after the enactment date through December 31, 2020. Fifty percent of the deferred payroll taxes are due on December 31, 2021 with the remaining amounts due on December 31, 2022. During 2020, we deferred approximately $55.0 million of social security tax; approximately $28 million is reflected in each of payroll and employee benefits and other long-term obligations within our condensed consolidated balance sheets.
Our personal care segment did not receive funds under the CARES Act; however, it did receive funds totaling $1 million from the Mass Home Care ASAP COVID-19 Provider Sustainability Program, which were used during 2020 to cover costs related to COVID-19.

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
2021 Acquisitions
On May 1, 2021, we acquired the regulatory assets of a home health provider in Randolph County, North Carolina for a purchase price of $2.5 million. The purchase price was paid with cash on hand on the date of the transaction. Based on the Company's preliminary valuation, we recorded goodwill of $2.4 million and other intangibles (certificate of need) of $0.1 million in connection with the acquisition.
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
The Company finalized its valuation of the assets acquired and liabilities assumed during the three-month period ended June 30, 2021. The total consideration of $229.6 million has been allocated to assets acquired and liabilities assumed as of the acquisition date as follows (amounts in millions):

Amount
Patient accounts receivable	$15.3
Prepaid expenses	0.7
Property and equipment	0.6
Operating lease right of use assets	5.9
Intangible assets	24.3
Other assets	0.1
Total assets acquired	46.9
Accounts payable	(6.3)
Payroll and employee benefits	(5.9)
Accrued expenses	(11.9)
Operating lease liabilities	(5.4)
Total liabilities assumed	(29.5)
Net identifiable assets acquired	17.4
Goodwill	212.2
Total consideration	$229.6

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Intangible assets acquired include licenses ($8.7 million), certificates of need ($0.7 million), acquired names ($5.7 million) and non-compete agreements ($9.2 million). The acquired names will be amortized over a weighted-average period of 2.0 years, and the non-compete agreements will be amortized over a weighted-average period of 1.7 years.
AseraCare contributed $25.4 million in net service revenue and operating income of $0.5 million (inclusive of acquisition and integration costs totaling $0.6 million and intangibles amortization totaling $2.0 million) during the three-month period ended June 30, 2021 and $50.0 million in net service revenue and an operating loss of $0.1 million (inclusive of acquisition and integration costs totaling $1.2 million and intangibles amortization totaling $4.4 million) during the six-month period ended June 30, 2021. During the three and six-month periods ended June 30, 2020, AseraCare contributed $9.2 million in net service revenue and an operating loss of $3.0 million (inclusive of acquisition and integration costs totaling $3.3 million and intangibles amortization totaling $0.2 million).
We expect the entire amount of goodwill recorded for this acquisition to be deductible for income tax purposes over approximately 15 years.
5. LONG-TERM OBLIGATIONS
Long-term debt consists of the following for the periods indicated (amounts in millions):

	June 30, 2021	December 31, 2020
$175.0 million Term Loan; interest rate at Base Rate plus Applicable Rate or Eurodollar Rate plus Applicable Rate (1.4% at June 30, 2021); due February 4, 2024	$159.7	$164.1
$550.0 million Revolving Credit Facility; interest only payments; interest rate at Base Rate plus Applicable Rate or Eurodollar Rate plus Applicable Rate (1.3% at June 30, 2021); due February 4, 2024	30.0	51.0
Finance leases	2.1	2.6
Principal amount of long-term obligations	191.8	217.7
Deferred debt issuance costs	(2.2)	(2.7)
	189.6	215.0
Current portion of long-term obligations	(10.2)	(10.5)
Total	$179.4	$204.5

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

The loans issued under the Credit Facility bear interest on a per annum basis, at our election, at either: (i) the Base Rate plus the Applicable Rate or (ii) the Eurodollar Rate plus the Applicable Rate. The “Base Rate” means a fluctuating rate per annum equal to the highest of (a) the federal funds rate plus 0.50% per annum, (b) the prime rate of interest established by the Administrative Agent, and (c) the Eurodollar Rate plus 1% per annum. The “Eurodollar Rate” means the quoted rate per annum equal to the London Interbank Offered Rate (“LIBOR”) or a comparable successor rate approved by the Administrative Agent for an interest period of one, two, three or six months (as selected by us). The “Applicable Rate” is based on the consolidated leverage ratio and is presented in the table below. As of June 30, 2021, the Applicable Rate is 0.25% per annum for Base Rate loans and 1.25% per annum for Eurodollar Rate loans. We are also subject to a commitment fee and letter of credit fee under the terms of the Amended Credit Agreement, as presented in the table below.

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

Our weighted average interest rate for borrowings under our $550.0 million Revolving Credit Facility was 1.7% and 1.8% for the three and six-month periods ended June 30, 2021, respectively, and 2.1% and 2.5% for the three and six-month periods ended June 30, 2020, respectively. Our weighted average interest rate for borrowings under our $175.0 million Term Loan Facility was 1.4% and 1.5% for the three and six-month periods ended June 30, 2021, respectively, and 2.0% and 2.6% for the three and six-month periods ended June 30, 2020, respectively.
As of June 30, 2021, our consolidated leverage ratio was 0.5, our consolidated interest coverage ratio was 41.9 and we are in compliance with our covenants under the Amended Credit Agreement. In the event we are not in compliance with our debt covenants in the future, we would pursue various alternatives in an attempt to successfully resolve the non-compliance, which might include, among other things, seeking debt covenant waivers or amendments.
As of June 30, 2021, our availability under our $550.0 million Revolving Credit Facility was $490.3 million as we have $30.0 million outstanding in borrowings and $29.7 million outstanding in letters of credit.
On July 30, 2021, we entered into a Second Amendment to our Credit Agreement (the “Second Amended Credit Agreement”). See Note 10 - Subsequent Events for additional information on the Second Amended Credit Agreement.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Joinder Agreements

In connection with the Compassionate Care Hospice ("CCH") acquisition, we entered into a Joinder Agreement, dated as of February 4, 2019 (the “CCH Joinder”), pursuant to which CCH and its subsidiaries were made parties to, and became subject to the terms and conditions of, the Amended Credit Agreement, the Amended and Restated Security Agreement, dated as of June 29, 2018 (the “Amended and Restated Security Agreement”), and the Amended and Restated Pledge Agreement, dated as of June 29, 2018 (the “Amended and Restated Pledge Agreement”). In connection with the AseraCare acquisition, we entered into a Joinder Agreement, dated as of June 12, 2020, pursuant to which the AseraCare entities were made parties to, and became subject to the terms and conditions of, the Amended Credit Agreement, the Amended and Restated Security Agreement and the Amended and Restated Pledge Agreement (the “AseraCare Joinder,” and together with the CCH Joinder, the “Joinders”). Pursuant to the Joinders, the Amended and Restated Security Agreement and the Amended and Restated Pledge Agreement, CCH and its subsidiaries and the AseraCare entities granted in favor of the Administrative Agent a first lien security interest in substantially all of their personal property assets and pledged to the Administrative Agent each of their respective subsidiaries' issued and outstanding equity interests. CCH and its subsidiaries and the AseraCare entities also guaranteed our obligations, whether now existing or arising after the respective effective dates of the Joinders, under the Amended Credit Agreement pursuant to the terms of the Joinders and the Amended Credit Agreement.

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
Legal Proceedings - Completed
Subpoena Duces Tecum and Civil Investigative Demands Issued by the U.S. Department of Justice
On May 7, 2021, the U.S. Department of Justice notified the Company that they were closing their investigation into the below-referenced Subpoena Duces Tecum ("Subpoena") and civil investigative demands ("CIDs"). As of March 31, 2021, we had recorded a total of $6.5 million to accrued expenses in our condensed consolidated balance sheets related to these matters. During the three-month period ended June 30, 2021, we reversed our accrual related to these matters.
On May 21, 2015, we received a Subpoena issued by the U.S. Department of Justice. The Subpoena requested the delivery of information regarding 53 identified hospice patients to the United States Attorney’s Office for the District of Massachusetts. It also requested the delivery of documents relating to our hospice clinical and business operations and related compliance activities. The Subpoena generally covered the period from January 1, 2011 through May 21, 2015.
On November 3, 2015, we received a CID issued by the U.S. Department of Justice pursuant to the federal False Claims Act relating to claims submitted to Medicare and/or Medicaid for hospice services provided through designated facilities in the Morgantown, West Virginia area. The CID requested the delivery of information to the United States Attorney’s Office for the Northern District of West Virginia regarding 66 identified hospice patients, as well as documents relating to our hospice clinical and business operations in the Morgantown area. The CID generally covered the period from January 1, 2009 through August 31, 2015.
On June 27, 2016, we received a CID issued by the U.S. Department of Justice pursuant to the federal False Claims Act relating to claims submitted to Medicare and/or Medicaid for hospice services provided through designated facilities in the Parkersburg, West Virginia area. The CID requested the delivery of information to the United States Attorney’s Office for the Southern District of West Virginia regarding 68 identified hospice patients, as well as documents relating to our hospice clinical and business operations in the Parkersburg area. The CID generally covered the period from January 1, 2011 through June 20, 2016.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Third Party Audits - Ongoing
From time to time, in the ordinary course of business, we are subject to audits under various governmental programs in which third party firms engaged by CMS, including Recovery Audit Contractors (“RACs”), Zone Program Integrity Contractors (“ZPICs”), Uniform Program Integrity Contractors (“UPICs”), Program Safeguard Contractors (“PSCs”), Medicaid Integrity Contractors (“MICs”), Supplemental Medical Review Contractors (“SMRCs”) and the Office of Inspector General (“OIG”), conduct extensive reviews of claims data to identify potential improper payments. We cannot predict the ultimate outcome of any regulatory reviews or other governmental audits and investigations.
In July 2010, our subsidiary that provides hospice services in Florence, South Carolina received from a ZPIC a request for records regarding a sample of 30 beneficiaries who received services from the subsidiary during the period of January 1, 2008 through March 31, 2010 (the “Review Period”) to determine whether the underlying services met pertinent Medicare payment requirements. We acquired the hospice operations subject to this review on August 1, 2009; the Review Period covers time periods both before and after our ownership of these hospice operations. Based on the ZPIC’s findings for 16 beneficiaries, which were extrapolated to all claims for hospice services provided by the Florence subsidiary billed during the Review Period, on June 6, 2011, the Medicare Administrative Contractor (“MAC”) for the subsidiary issued a notice of overpayment seeking recovery from our subsidiary of an alleged overpayment. We dispute these findings, and our Florence subsidiary has filed appeals through the Original Medicare Standard Appeals Process, in which we are seeking to have those findings overturned. An administrative law judge ("ALJ") hearing was held in early January 2015. On January 18, 2016, we received a letter dated January 6, 2016 referencing the ALJ hearing decision for the overpayment issued on June 6, 2011. The decision was partially favorable with a new overpayment amount of $3.7 million with a balance owed of $5.6 million, including interest, based on 9 disputed claims (originally 16). We filed an appeal to the Medicare Appeals Council on the remaining 9 disputed claims and also argued that the statistical method used to select the sample was not valid. No assurances can be given as to the timing or outcome of the Medicare Appeals Council decision. As of June 30, 2021, Medicare has withheld payments of $5.7 million (including additional interest) as part of their standard procedures once this level of the appeal process has been reached. In the event we are not able to recoup this alleged overpayment, we are entitled to be indemnified by the prior owners of the hospice operations for amounts relating to the period prior to August 1, 2009. On January 10, 2019, an arbitration panel from the American Health Lawyers Association determined that the prior owners' liability for their indemnification obligation was $2.8 million. This amount is recorded as an indemnity receivable within other assets in our condensed consolidated balance sheets.
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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of June 30, 2021, we have an accrued liability of approximately $17.4 million related to this matter. We expect to be indemnified by the prior owners for approximately $10.9 million of the total $12.6 million available indemnification related to this matter and have recorded this amount within other assets in our condensed consolidated balance sheets. The net of these two amounts, $6.5 million, was recorded as a reduction in net service revenue in our condensed consolidated statements of operations during 2017. As of June 30, 2021, $1.5 million of receivables have been impacted by this payment suspension.
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

	For the Three-Month Period Ended June 30, 2021
	Home Health	Hospice	Personal Care	Other	Total
Net service revenue	$349.3	$197.9	$17.0	$—	$564.2
Other operating income	2.3	2.3	—	—	4.6
Cost of service, excluding depreciation and amortization	190.4	105.2	13.1	—	308.7
General and administrative expenses	81.3	48.4	3.2	42.4	175.3
Depreciation and amortization	1.2	0.7	—	4.8	6.7
Operating expenses	272.9	154.3	16.3	47.2	490.7
Operating income (loss)	$78.7	$45.9	$0.7	$(47.2)	$78.1

	For the Three-Month Period Ended June 30, 2020
	Home Health	Hospice	Personal Care	Other	Total
Net service revenue	$290.2	$177.1	$17.7	$—	$485.0
Other operating income	15.1	7.2	0.5	—	22.8
Cost of service, excluding depreciation and amortization	184.0	97.2	14.1	—	295.3
General and administrative expenses	72.2	40.9	2.9	40.3	156.3
Depreciation and amortization	0.9	0.5	0.1	4.8	6.3
Operating expenses	257.1	138.6	17.1	45.1	457.9
Operating income (loss)	$48.2	$45.7	$1.1	$(45.1)	$49.9

	For the Six-Month Period Ended June 30, 2021
	Home Health	Hospice	Personal Care	Other	Total
Net service revenue	$677.9	$389.4	$34.0	$—	$1,101.3
Other operating income	7.3	6.0	—	—	13.3
Cost of service, excluding depreciation and amortization	373.4	206.8	25.7	—	605.9
General and administrative expenses	161.4	94.9	6.2	84.9	347.4
Depreciation and amortization	2.2	1.3	0.1	10.7	14.3
Operating expenses	537.0	303.0	32.0	95.6	967.6
Operating income (loss)	$148.2	$92.4	$2.0	$(95.6)	$147.0

	For the Six-Month Period Ended June 30, 2020
	Home Health	Hospice	Personal Care	Other	Total
Net service revenue	$593.8	$346.5	$36.4	$—	$976.7
Other operating income	15.1	7.2	0.5	—	22.8
Cost of service, excluding depreciation and amortization	363.8	189.0	28.2	—	581.0
General and administrative expenses	147.9	79.6	6.3	79.2	313.0
Depreciation and amortization	1.9	1.1	0.1	8.6	11.7
Operating expenses	513.6	269.7	34.6	87.8	905.7
Operating income (loss)	$95.3	$84.0	$2.3	$(87.8)	$93.8

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
Pursuant to this program, we repurchased 4,757 shares of our common stock at a weighted average price of $249.72 per share and a total cost of approximately $1 million during the three-month period ended June 30, 2021 and 297,105 shares of our common stock at a weighted average price of $249.29 per share and a total cost of approximately $74 million during the six-month period ended June 30, 2021. The repurchased shares are classified as treasury shares.
On August 2, 2021, our Board of Directors authorized a share repurchase program, under which we may repurchase up to $100 million of our outstanding common stock through December 31, 2022, to commence upon the completion of the Company's existing $100 million share repurchase program. See Note 10 - Subsequent Events for additional information on the newly authorized share repurchase program.
9. RELATED PARTY TRANSACTIONS
We have an investment in Medalogix, a healthcare predictive data and analytics company, which is accounted for under the equity method. We incurred costs of approximately $1.3 million and $2.6 million during the three and six-month periods ended June 30, 2021, respectively, and approximately $0.7 million and $1.1 million during the three and six-month periods ended June 30, 2020, respectively, in connection with our usage of Medalogix's analytics platforms. We believe that the terms of these transactions are consistent with those negotiated at arm's length.
10. SUBSEQUENT EVENTS
Acquisitions
On July 1, 2021, we acquired Visiting Nurse Association ("VNA"), a home health and hospice provider with locations in Nebraska and Iowa for a purchase price of $20.1 million.
On July 12, 2021, we acquired the regulatory assets of a home health provider in New York for a purchase price of $1.5 million.
On August 1, 2021, we acquired Contessa Health ("Contessa"), a leader in hospital-at-home and skilled nursing facility ("SNF") at-home services for a purchase price of $250.0 million. With the addition of Contessa’s risk-based model and claims analytics capabilities, we will be able to bring the essential elements of inpatient hospital and SNF care to patients’ homes, allowing us to become a risk-bearing, home-based care delivery organization, expanding well beyond traditional Home Health and Hospice. Contessa will operate as a wholly owned division of Amedisys and will be reported as a separate operating segment in our future filings.
Second Amendment to Amended and Restated Credit Agreement
On July 30, 2021, we entered into the Second Amendment to our Credit Agreement (as amended by the Second Amendment, the "Second Amended Credit Agreement"). The Second Amended Credit Agreement provides for a senior secured credit facility in an initial aggregate principal amount of up to $1.0 billion, which includes a $550.0 million Revolving Credit Facility under the Second Amended Credit Agreement, and a term loan facility with a principal amount of up to $450.0 million (the "Amended Term Loan Facility" and collectively with the Revolving Credit Facility, the "Amended Credit Facility").
Proceeds from the $450.0 million Amended Term Loan Facility were used to pay off the outstanding Term Loan principal balance as of July 30, 2021, as well as to fund 100% of the Contessa acquisition.
The loans issued under the Amended Credit Facility bear interest on a per annum basis, at our election, at either: (i) the Base Rate plus the Applicable Rate or (ii) the Eurodollar Rate plus the Applicable Rate. We are also subject to a commitment fee and letter of credit fee under the terms of the Second Amended Credit Agreement, as presented in the table below.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Pricing Tier	Consolidated Leverage Ratio	Commitment Fee	Letter of Credit Fee	Eurodollar Rate Loans and Daily Floating LIBOR Rate Loans	Base Rate Loans
I	> 3.00 to 1.0	0.30%	1.75%	2.00%	1.00%
II	< 3.00 to 1.0 but > 2.00 to 1.0	0.25%	1.50%	1.75%	0.75%
III	< 2.00 to 1.0 but > 0.75 to 1.0	0.20%	1.25%	1.50%	0.50%
IV	< 0.75 to 1.0	0.15%	1.00%	1.25%	0.25%
The final maturity date of the Amended Credit Facility is July 30, 2026. The Revolving Credit Facility will terminate and be due and payable as of the final maturity date. The Amended Term Loan Facility, however, is subject to quarterly amortization of principal in the amount of (i) 0.625% for the period commencing on July 30, 2021 and ending on September 30, 2023, and (ii) 1.250% for the period commencing on October 1, 2023 and ending on July 30, 2026. The remaining balance of the Amended Term Loan Facility must be paid upon the final maturity date. In addition to the scheduled amortization of the Amended Term Loan Facility, and subject to customary exceptions and reinvestment rights, we are required to prepay the Amended Term Loan Facility first and the Revolving Credit Facility second with 100% of all net cash proceeds received by any loan party or any subsidiary thereof in connection with (a) any asset sale or disposition where such loan party receives net cash proceeds in excess of $5 million or (b) any debt issuance that is not permitted under the Second Amended Credit Agreement.
Share Repurchase Program
On August 2, 2021, our Board of Directors authorized a share repurchase program, under which we may repurchase up to $100 million of our outstanding common stock through December 31, 2022, to commence upon the completion of the Company's existing $100 million share repurchase program, approved by our Board of Directors on December 17, 2020 (the “Existing Share Repurchase Program”). Repurchases may be made under the Existing Share Repurchase Program through December 31, 2021. See Note 8 – Share Repurchases for additional information on the Existing Share Repurchase Program.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition for the three and six-month periods ended June 30, 2021. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included herein, and the consolidated financial statements and notes and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (“SEC”) on February 25, 2021 (the “Form 10-K”), which are incorporated herein by this reference. Historical results that appear in the condensed consolidated financial statements should not be interpreted as being indicative of future operations.
Unless otherwise provided, “Amedisys,” “we,” “our,” and the “Company” refer to Amedisys, Inc. and our consolidated subsidiaries.
Overview
We are a provider of high-quality in-home healthcare and related services to the chronic, co-morbid, aging American population, with approximately 75% of our net service revenue derived from Medicare for the three and six-month periods ended June 30, 2021 and approximately 74% of our net service revenue derived from Medicare for the three and six-month periods ended June 30, 2020.
Our operations involve servicing patients through our three reportable business segments: home health, hospice and personal care. Our home health segment delivers a wide range of services in the homes of individuals who may be recovering from an illness, injury or surgery. Our hospice segment provides care that is designed to provide comfort and support for those who are facing a terminal illness. Our personal care segment provides patients with assistance with the essential activities of daily living. As of June 30, 2021, we owned and operated 320 Medicare-certified home health care centers, 180 Medicare-certified hospice care centers and 14 personal-care care centers in 39 states within the United States and the District of Columbia.
Care Centers Summary (Includes Unconsolidated Joint Ventures)

	Home Health	Hospice	Personal Care
As of December 31, 2020	320	180	14
Acquisitions/Startups/Denovos	—	—	—
Closed/Consolidated	—	—	—
As of June 30, 2021	320	180	14
Recent Developments
Governmental Inquiries and Investigations and Other Litigation
See Note 6 – Commitments and Contingencies to our condensed consolidated financial statements for a discussion of and updates regarding legal proceedings and investigations we are involved in. No assurances can be given as to the timing or outcome of these items.
Payment
Hospice
On July 31, 2020, the Centers for Medicare and Medicaid Services ("CMS") issued a final rule to update hospice payment rates and the wage index for fiscal year 2021, effective for services provided beginning October 1, 2020. CMS estimated hospices serving Medicare beneficiaries would see an estimated 2.4% increase in payments. This increase was the result of a 2.4% market basket adjustment as required under the Patient Protection and Affordable Health Care Act and the Health Care and Education Reconciliation Act (collectively, "PPACA"). The rule also changed the hospice wage index by adopting the most recent Office of Management and Budget statistical area delineations with a five percent cap on wage index decreases. Finally, CMS increased the aggregate cap amount by 2.4% to $30,684. Based on our analysis of the final rule, we estimated that our impact would be in line with the 2.4% increase.
On July 29, 2021, CMS issued the final rule to update hospice payment rates and the wage index for fiscal year 2022, effective for services provided beginning October 1, 2021. CMS estimates hospices serving Medicare beneficiaries will see an estimated 2.0% increase in payments. This increase is the result of a 2.7% market basket adjustment as required under PPACA less a 0.7% productivity adjustment. Additionally, CMS increased the aggregate cap amount by 2.0% to $31,298. The final rule also rebases the labor shares for all four levels of care, includes updates to the hospice conditions of participation ("COPs"), which would make permanent certain flexibilities allowed during the COVD-19 public health emergency and finalizes changes to the Hospice Quality Reporting Program. Based on our analysis of the final rule, we expect our impact to be in line with the 2.0% increase.
Home Health
On October 29, 2020, CMS issued the Home Health Final Rule for Medicare home health providers for calendar year 2021. CMS estimated that the final rule would result in a 1.9% increase in payments to home health providers. The increase was the result of a 2.0% market basket adjustment reduced by 0.1% for the rural add-on. Based on our analysis of the final rule, we estimated that our impact would be in line with the 1.9% increase. Additionally, CMS made permanent the telehealth flexibilities that were announced in the Interim Final Rule (Emergency Rule) for COVID-19 in March 2020. These flexibilities allow home health agencies to provide certain care via telehealth if it is clinically appropriate and included in the plan of care; however, these visits still do not count as visits for purposes of patient eligibility or payment.
On June 28, 2021, CMS issued a proposed payment change for Medicare home health providers for calendar year 2022. CMS estimates that the proposed rule will result in a 1.7% increase in payments to home health providers. This increase is the result of a 2.4% market basket adjustment less a 0.6% productivity adjustment, reduced by 0.1% for the rural add-on. Based on our preliminary analysis of the proposed rule, we expect our impact to be slightly higher than the industry average. The proposed rule also provides for the expansion of the Home Health Value-Based Purchasing ("HHVBP") model to all 50 states beginning January 1, 2022 with calendar year 2022 being the first performance year and calendar year 2024 being the first payment year with a proposed maximum payment adjustment, up or down, of 5%.
Novel Coronavirus Pandemic ("COVID-19")
Our operations and financial performance continue to be impacted by COVID-19. The financial impacts of COVID-19 are discussed in further detail under "Results of Operations" below. While we currently believe that we have a reasonable view of operations, the uncertainty created by COVID-19 could alter our outlook of the pandemic's impact on our consolidated financial condition, results of operations or cash flows. The following factors could potentially impact our performance: the continued increase or decrease in the number of COVID-19 cases nationwide, the severity and impacts of new variants of the virus, uncertainty regarding vaccine utilization rates and efficacy, the utilization of elective procedures, the return of patient confidence to enter a hospital or a doctor's office, the ability to have access to our patients in their homes and in facilities, cost normalization around personal protective equipment ("PPE") and any future or prolonged shelter-in-place orders and other federal, state and local requirements. Potential impacts of COVID-19 on our results include lower revenue; higher salary and wage expense related to quarantine pay, contract clinicians and training; and increased supply costs related to PPE and COVID-19 testing. The impacts to net service revenue may consist of the following:
•lower volumes due to interruption of the operations of our referral sources, patients' unwillingness to accept services and restrictions on access to facilities for hospice services;
•lower reimbursement due to missed visits resulting in an increase in low utilization payment adjustments ("LUPAs") and lost billing periods; and
•lower hospice average daily census due to a decline in our average length of stay.
On March 27, 2020, the bipartisan Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into legislation. The CARES Act provided for the following:
•$175 billion to healthcare providers, including hospitals on the front lines of the COVID-19 pandemic. Of this total allocated amount, $30 billion was distributed immediately to providers based on their proportionate share of Medicare fee-for-service reimbursements in 2019. Healthcare providers were required to sign an attestation confirming receipt of the Provider Relief Fund ("PRF") funds and agree to the terms and conditions of payment. Our home health and hospice segments received approximately $100 million from the first $30 billion of funds distributed to healthcare providers in April 2020, which is inclusive of $2 million related to our joint venture care centers (equity method investments). We also acquired approximately $6 million of PRF funds in connection with the acquisition of AseraCare. Consistent with the terms and conditions for receipt of the payment, we are allowed to use the funds to cover lost revenues and health care costs related to COVID-19 through June 30, 2021, and we are required to properly and fully document the use of these funds in reports to the U.S. Department of Health and Human Services ("HHS").
For our wholly-owned subsidiaries, we have decided to only utilize PRF funds to the extent we have qualifying COVID-19 expenses, which totaled $5 million and $13 million for our home health and hospice segments during the three and six-month periods ended June 30, 2021, respectively, and $21 million and $22 million during the three and six-month periods ended June 30, 2020, respectively. We did not fully utilize the PRF funds received by the June 30, 2021 deadline; therefore, we have recorded a liability for the amount that we plan to repay, which totaled $58 million at June 30, 2021, to the Provider Relief Fund Advance account in current liabilities within our condensed consolidated balance sheet. We intend to report on our use of the PRF funds to HHS during the three-month period ending September 30, 2021 and to return all unutilized funds by October 30, 2021.
•The temporary suspension of the automatic 2% reduction of Medicare claim reimbursements ("sequestration") for the period May 1, 2020 through December 31, 2020. In December 2020, Congress passed additional COVID-19 relief legislation as part of the Consolidated Appropriations Act, 2021. This legislation extended the suspension of sequestration through March 31, 2021. In April 2021, Congress passed H.R. 1868, which among other items, provided for an additional extension of the temporary suspension of sequestration through December 31, 2021. We estimate that the suspension of sequestration will increase our 2021 net service revenue by approximately $36 million.
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
The well-being of our employees has been one of our top priorities during the pandemic. We have taken the following steps to support our employees: implemented up to 14 days of paid leave during any required quarantine periods; awarded bonuses to our clinicians and caregivers who have seen patients during the pandemic; completed an early cash pay-out of employee paid-time-off; instituted work-from-home arrangements for our corporate and administrative support employees; allowed employees to temporarily suspend any 401(k) plan loan deductions and offered employees the option of making a withdrawal from their 401(k) plan for coronavirus-related distributions without incurring the additional 10% early withdrawal penalty; expanded access to telehealth services to all employees; provided access to COVID-19 self-test kits to all employees and created a COVID-19 Resource Center, available 24 hours a day, seven days a week for employees to access educational materials, safety documents, policies, clinical protocols and operational metrics.
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

Results of Operations
Three-Month Period Ended June 30, 2021 Compared to the Three-Month Period Ended June 30, 2020
Consolidated
The following table summarizes our consolidated results of operations (amounts in millions):

	For the Three-Month Periods Ended June 30,
	2021	2020
Net service revenue	$564.2	$485.0
Other operating income	4.6	22.8
Cost of service, excluding depreciation and amortization	308.7	295.3
Gross margin, excluding depreciation and amortization	260.1	212.5
% of revenue	46.1%	43.8%
Other operating expenses	175.3	156.3
% of revenue	31.1%	32.2%
Depreciation and amortization	6.7	6.3
Operating income	78.1	49.9
Total other income (expense)	31.0	(4.8)
Income tax expense	(28.5)	(10.0)
Effective income tax rate	26.1%	22.2%
Net income	80.6	35.1
Net income attributable to noncontrolling interests	(0.5)	(0.4)
Net income attributable to Amedisys, Inc.	$80.1	$34.7

On a consolidated basis, our operating income increased $28 million on a revenue increase of $79 million. The year-over-year increases are primarily related to the impact of COVID-19 on prior year’s results, severance incurred in prior year related to reductions in staffing primarily within our home health segment and the acquisition of AseraCare on June 1, 2020. Additionally, rate increases, a full quarter of the suspension of sequestration, a reduction in revenue adjustments and improvements in clinician utilization and discipline mix helped drive the increase in net service revenue and operating income. Partially offsetting these items, we experienced a decline in our hospice average daily census, which is the main driver of hospice revenue, and an increase in our cost of service resulting from the use of contract clinicians to supplement our staffing levels, an increase in visits performed by our hourly hospice employees due to greater access to patients in both facilities and their homes and higher health insurance costs. Additionally, our other operating expenses, which are described in more detail below, increased year over year.
Our results include a full quarter of the acquired operations of AseraCare in the current year compared to one month in the prior year which resulted in an increase in net service revenue totaling $16 million and an increase in operating income totaling $3 million (which is inclusive of a decrease in acquisition and integration costs totaling $3 million and an increase in intangibles amortization totaling $2 million).
Our home health and hospice rate increases resulted in an increase in net service revenue and operating income of approximately $9 million (excluding the AseraCare acquisition). We also benefited from a full quarter of the suspension of sequestration effective May 1, 2020, which resulted in an increase in net service revenue and operating income of approximately $4 million (excluding the AseraCare acquisition).
As noted above, for our wholly-owned subsidiaries, we have elected to use the CARES Act PRF funds to cover COVID-19 expenses incurred by our home health and hospice segments which totaled $5 million and $21 million during the three-month periods ended June 30, 2021 and 2020, respectively. Our personal care segment received funds from the Mass Home Care ASAP COVID-19 Provider Sustainability Program totaling less than $1 million during the three-month period ended June 30, 2020. We elected to use these funds to cover COVID-19 expenses as well. We recorded income related to both of these programs totaling $5 million and $23 million in other operating income within our condensed consolidated statements of operations during the three-month periods ended June 30, 2021 and 2020, respectively.
Our operating results reflect a 12.2% increase in our other operating expenses compared to prior year. Our 2021 other operating expenses include a full quarter of the acquired operations of AseraCare compared to one month in the prior year which resulted in a year over year increase totaling $3 million. Excluding the AseraCare acquisition, our other operating expenses increased 10.7% due to a slowdown in prior year spend related to COVID-19, the addition of resources to support growth (primarily business development employees and care center administrative staff), planned wage increases, higher health insurance costs, investments related to PDGM, increased information technology fees, higher acquisition costs and increased costs associated with a pre-acquisition legal settlement related to our Compassionate Care Hospice ("CCH") acquisition partially offset by lower incentive compensation accruals, lower costs directly attributable to COVID-19 and higher gains on the sale of fleet vehicles.
Total other income for the three-month period ended June 30, 2021 includes a $31 million gain related to our investment in Medalogix (see Note 1 - Nature of Operations, Consolidation and Presentation of Financial Statements to our condensed consolidated financial statements for additional information).
Home Health Segment
The following table summarizes our home health segment results of operations:

	For the Three-Month Periods Ended June 30,
	2021	2020
Financial Information (in millions):
Medicare	$234.8	$192.9
Non-Medicare	114.5	97.3
Net service revenue	349.3	290.2
Other operating income	2.3	15.1
Cost of service	190.4	184.0
Gross margin	161.2	121.3
Other operating expenses	82.5	73.1
Operating income	$78.7	$48.2
Same Store Growth (1):
Medicare revenue	22%	(12%)
Non-Medicare revenue	18%	(2%)
Total admissions	20%	(9%)
Total volume (2) (6)	12%	(3%)
Key Statistical Data - Total (3):
Admissions	89,371	74,327
Recertifications (6)	46,014	46,758
Total volume (6)	135,385	121,085

Medicare completed episodes	79,188	68,660
Average Medicare revenue per completed episode (4)	$2,986	$2,818
Medicare visits per completed episode (5)	14.2	15.4

Visiting Clinician Cost per Visit	$91.24	$93.17
Clinical Manager Cost per Visit	$9.31	$9.42
Total Cost per Visit	$100.55	$102.59
Visits	1,894,006	1,793,652
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
Operating Results
Overall, our operating income increased $31 million on a $59 million increase in net service revenue. The year over year increases are primarily related to the impact of COVID-19 on prior year's results, an increase in our Medicare revenue per episode, which is described in more detail below, severance incurred in prior year related to reductions in staffing and significant improvement in our operating performance driven by improvements in our clinician utilization and discipline mix, both of which have contributed to year over year gross margin expansion. These items were partially offset by an increase in the usage of contract clinicians to supplement our staffing levels and an increase in our other operating expenses.
Our operating results were also impacted by costs related to COVID-19 totaling $2 million and $14 million for the three-month periods ended June 30, 2021 and 2020, respectively, which were offset by the recognition of income associated with the CARES Act PRF.
Net Service Revenue
Our net service revenue increased $59 million (20%) on a 12% increase in total volume and a 6% increase in Medicare revenue per episode. The volume growth was driven by a 20% increase in admissions, which were significantly impacted by COVID-19 in prior year. The increase in Medicare revenue per episode is the result of a 1.9% increase in reimbursement, a full quarter of the suspension of sequestration effective May 1, 2020, a decline in LUPAs resulting from missed visits related to COVID-19 in prior year, an increase in the functional impairment of our patients and a change in the source/timing and geographic dispersion of our patients.
Other Operating Income
Other operating income consists of the recognition of funds received from the CARES Act PRF. In accordance with the terms and conditions, these funds can be used to cover lost revenues as well as costs directly attributable to COVID-19. For our wholly-owned subsidiaries, we have elected to utilize the funds to cover COVID-19 related costs only, and therefore, have recognized income related to these costs totaling $2 million and $15 million during the three-month periods ended June 30, 2021 and 2020, respectively. The COVID-19 costs are associated with the purchase of PPE, bonuses paid to our clinicians, premiums paid to contract clinicians in COVID-19 high demand areas, clinician training, quarantine pay and COVID-19 testing. The COVID-19 costs incurred during the three-month period ended June 30, 2021 totaling $2 million have been recorded to cost of service within our condensed consolidated statements of operations. Of the $15 million of COVID-19 costs incurred in the prior year, $14 million was recorded to cost of service ($13 milling during the three-month period ended June 30, 2020 and $1 million during the three-month period ended March 31, 2020) and $1 million was recorded to other operating expenses within our condensed consolidated statements of operations.
Cost of Service, Excluding Depreciation and Amortization
Our cost of service consists of costs associated with direct clinician care in the homes of our patients as well as the cost of clinical managers who monitor the overall delivery of care. Overall, our total cost of service increased 3% primarily due to a 6% increase in total visits partially offset by a 2% decrease in our total cost per visit. The 6% increase in total visits is due to a 12% increase in total volume partially offset by improvements in clinician utilization, as evidenced by a decline of 1.2 visits per completed episode year over year, and optimization of discipline mix. The 2% decrease in our total cost per visit is due to a decrease in costs directly attributable to COVID-19 as well as severance incurred in prior year in connection with a reduction in staffing partially offset by planned wage increases, higher costs associated with the utilization of contractors to supplement our staffing levels, increases in new hire pay and higher health insurance costs.
Other Operating Expenses
Other operating expenses increased $9 million primarily due to a slowdown in prior year spend related to COVID-19, planned wage increases, higher health insurance costs, the addition of resources to support volume growth (business development employees and care center administrative staff) and investments related to PDGM partially offset by lower costs directly attributable to COVID-19.

Hospice Segment
The following table summarizes our hospice segment results of operations:

	For the Three-Month Periods Ended June 30,
	2021	2020
Financial Information (in millions):
Medicare	$186.9	$167.0
Non-Medicare	11.0	10.1
Net service revenue	197.9	177.1
Other operating income	2.3	7.2
Cost of service	105.2	97.2
Gross margin	95.0	87.1
Other operating expenses	49.1	41.4
Operating income	$45.9	$45.7
Same Store Growth (1):
Medicare revenue	2%	4%
Hospice admissions	2%	(1%)
Average daily census	(3%)	—%
Key Statistical Data - Total (2):
Hospice admissions	12,675	11,411
Average daily census	13,254	12,513
Revenue per day, net	$164.10	$155.51
Cost of service per day	$87.17	$85.34
Average discharge length of stay	97	94
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
Operating Results
Our operating results for the three-month period ended June 30, 2021 include the results of the acquisition of AseraCare on June 1, 2020 (44 hospice care centers). Acquisitions are included in our condensed consolidated financial statements from their respective acquisition dates. As a result, our hospice segment operating results for 2021 and 2020 are not fully comparable.
Overall, our operating income remained flat on a $21 million increase in net service revenue. These results include the reversal of a $7 million accrual previously recorded in connection with settlement discussions with the U.S. Department of Justice; we received notice during the second quarter of 2021 that the U.S. Department of Justice has closed its investigation (see Note 6 - Commitments and Contingencies to our condensed consolidated financial statements for additional information). Our results also include a full quarter of the acquired operations of AseraCare compared to one month in the prior year, which resulted in increases to net service revenue and operating income totaling $16 million and $3 million, respectively. Additionally, our operating results were favorably impacted by changes in reimbursement and a full quarter of the suspension of sequestration effective May 1, 2020. These items were offset by a decline in our average daily census, an increase in our cost of service due to access restrictions being eased, higher health insurance costs and an increase in our other operating expenses.
Net Service Revenue
Our net service revenue increased $21 million. Our results include a full quarter of the acquired operations of AseraCare in the current year compared to one month in the prior year which resulted in an increase to net service revenue of $16 million. Additionally, our revenue for the quarter was positively impacted by the increase in reimbursement effective October 1, 2020 ($4 million excluding the AseraCare acquisition) and a full quarter of the suspension of sequestration effective May 1, 2020 ($1 million excluding the AseraCare acquisition). Our revenue adjustments also decreased year over year due to the reversal of a $7 million accrual as mentioned above. These items were partially offset by a decline in our average daily census, which is the main driver of hospice revenue. Our same store average daily census was down 3% year over year primarily due to a decline in our length of stay during the fourth quarter of 2020 resulting from an increase in the discharge rate of our patients and a delay in the timing of patients coming onto service due to COVID-19. This lower length of stay resulted in a declining census as we exited 2020 and has continued to impact our 2021 results. We expect to see growth in our average daily census as our admissions continue to increase and as our length of stay continues to normalize.
Other Operating Income
Other operating income consists of the recognition of funds received from the CARES Act PRF. In accordance with the terms and conditions, these funds can be used to cover lost revenues as well as costs directly attributable to COVID-19. For our wholly-owned subsidiaries, we have elected to utilize the funds to cover COVID-19 related costs only, and therefore, have recognized income related to these costs totaling $2 million and $7 million during the three-month periods ended June 30, 2021 and 2020, respectively. The COVID-19 costs are associated with the purchase of PPE, bonuses paid to our clinicians, clinician training, quarantine pay and COVID-19 testing and have been recorded to cost of service within our condensed consolidated statements of operations.
Cost of Service, Excluding Depreciation and Amortization
Our hospice cost of service increased $8 million. The AseraCare acquisition includes a full quarter of acquired operations in the current year compared to one month in the prior year which resulted in an increase in costs totaling $8 million. Excluding our AseraCare acquisition, our cost of service remained flat as planned wage increases, higher health insurance costs, higher transportation costs and an increase in visits performed by our hourly hospice aides and licensed practical nurses due to access restrictions being eased were partially offset by a 3% decline in our average daily census and lower COVID-19 costs. We expect our cost of service to continue to increase as access restrictions are lifted and as the visits performed by our hourly hospice aides and licensed practical nurses return to pre-COVID-19 levels.
Other Operating Expenses
Other operating expenses increased $8 million, approximately $5 million of which is related to our AseraCare acquisition. The remaining increase is due to a slowdown in prior year spend related to COVID-19, planned wage increases and higher health insurance costs partially offset by lower incentive compensation costs.
Personal Care Segment
The following table summarizes our personal care segment results of operations:

	For the Three-Month Periods Ended June 30,
	2021	2020
Financial Information (in millions):
Medicare	$—	$—
Non-Medicare	17.0	17.7
Net service revenue	17.0	17.7
Other operating income	—	0.5
Cost of service	13.1	14.1
Gross margin	3.9	4.1
Other operating expenses	3.2	3.0
Operating income	$0.7	$1.1
Key Statistical Data - Total (1):
Billable hours	609,301	642,720
Clients served	9,371	9,956
Shifts	260,897	282,207
Revenue per hour	$27.95	$27.58
Revenue per shift	$65.29	$62.80
Hours per shift	2.3	2.3
(1) Total includes acquisitions, start-ups and denovos.

Operating Results
Operating income related to our personal care segment remained flat on a $1 million decrease in net service revenue. The decrease in net service revenue is due to the impact of COVID-19, staffing shortages and the expiration of temporary rate increases implemented in prior year. The impact of COVID-19 has been partially mitigated by a reduction in costs as most of our personal care employees are paid on an hourly basis.
Corporate
The following table summarizes our corporate results of operations:

	For the Three-Month Periods Ended June 30,
	2021	2020
Financial Information (in millions):
Other operating expenses	$42.4	$40.3
Depreciation and amortization	4.8	4.8
Total operating expenses	$47.2	$45.1
Corporate expenses consist of costs related to our executive management and corporate and administrative support functions, primarily information services, accounting, finance, billing and collections, legal, compliance, risk management, procurement, marketing, clinical administration, training, human resources and administration.
Corporate other operating expenses increased approximately $2 million during the three-month period ended June 30, 2021. Other operating expenses associated with our AseraCare acquisition, which closed on June 1, 2020, declined $2 million year over year primarily due to higher acquisition and integration costs incurred in prior year. Excluding the AseraCare acquisition, corporate other operating expenses increased $4 million year over year due to planned wage increases, additional functional support, higher health insurance costs, increased information technology fees, higher acquisition costs and increased costs associated with a pre-acquisition legal settlement related to our CCH acquisition partially offset by lower incentive compensation costs and higher gains on the sale of fleet vehicles.

Six-Month Period Ended June 30, 2021 Compared to the Six-Month Period Ended June 30, 2020
Consolidated
The following table summarizes our consolidated results of operations (amounts in millions):

	For the Six-Month Periods Ended June 30,
	2021	2020
Net service revenue	$1,101.3	$976.7
Other operating income	13.3	22.8
Cost of service, excluding depreciation and amortization	605.9	581.0
Gross margin, excluding depreciation and amortization	508.7	418.5
% of revenue	46.2%	42.8%
Other operating expenses	347.4	313.0
% of revenue	31.5%	32.0%
Depreciation and amortization	14.3	11.7
Operating income	147.0	93.8
Total other income (expense)	30.4	(7.2)
Income tax expense	(46.5)	(19.4)
Effective income tax rate	26.2%	22.4%
Net income	130.9	67.2
Net income attributable to noncontrolling interests	(0.9)	(0.7)
Net income attributable to Amedisys, Inc.	$130.0	$66.5

On a consolidated basis, our operating income increased approximately $53 million on a revenue increase of $125 million. The year-over-year increases are primarily related to the impact of COVID-19 on prior year’s results, the acquisition of AseraCare on June 1, 2020, rate increases, the suspension of sequestration effective May 1, 2020, severance incurred in prior year related to reductions in staffing primarily within our home health segment, a reduction in revenue adjustments and improvements in clinician utilization and discipline mix. Partially offsetting these items, we experienced a decline in our hospice average daily census, which is the main driver of hospice revenue, and an increase in our cost of service resulting from the use of contract clinicians to supplement our staffing levels, an increase in visits performed by our hourly hospice employees due to greater access to patients in both facilities and their homes and higher health insurance costs. Additionally, our other operating expenses, which are described in more detail below, increased year over year.
Our AseraCare acquisition, which closed on June 1, 2020, includes six months of acquired operations in the current year compared to one month in the prior year which resulted in an increase in net service revenue totaling $41 million and an increase in operating income totaling $3 million (which is inclusive of a decrease in acquisition and integration costs totaling $2 million and an increase in intangibles amortization totaling $4 million).
Rate increases in all three of our operating segments resulted in an increase in net service revenue and operating income totaling approximately $19 million (excluding the AseraCare acquisition). We also benefited from the suspension of sequestration effective May 1, 2020, which resulted in an increase in net service revenue and operating income totaling approximately $12 million (excluding the AseraCare acquisition).
As noted above, for our wholly-owned subsidiaries, we have elected to use the CARES Act PRF funds to cover COVID-19 expenses incurred by our home health and hospice segments which totaled $13 million and $22 million during the six-month periods ended June 30, 2021 and 2020, respectively. Our personal care segment received funds from the Mass Home Care ASAP COVID-19 Provider Sustainability Program totaling less than $1 million. We elected to use these funds to cover COVID-19 expenses as well. We recorded income related to both of these programs totaling $13 million and $23 million in other operating income within our condensed consolidated statements of operations during the six-month periods ended June 30, 2021 and 2020, respectively.
Our operating results reflect an 11.0% increase in our other operating expenses compared to prior year. Our 2021 other operating expenses include six months of the acquired operations of AseraCare compared to one month in the prior year which resulted in a year over year increase totaling $12 million. Excluding the AseraCare acquisition, our other operating expenses increased 7.3% due to a slowdown in prior year spend related to COVID-19, the addition of resources to support growth

(primarily business development employees and care center administrative staff), planned wage increases, higher health insurance costs, investments related to PDGM, increased costs associated with a pre-acquisition legal settlement related to our CCH acquisition and increased information technology fees partially offset by lower costs directly attributable to COVID-19 and higher gains on the sale of fleet vehicles.
Total other income for the six-month period ended June 30, 2021 includes a $31 million gain related to our investment in Medalogix (see Note 1 - Nature of Operations, Consolidation and Presentation of Financial Statements to our condensed consolidated financial statements for additional information).
Home Health Segment
The following table summarizes our home health segment results of operations:

	For the Six-Month Periods Ended June 30,
	2021	2020
Financial Information (in millions):
Medicare	$456.2	$396.8
Non-Medicare	221.7	197.0
Net service revenue	677.9	593.8
Other operating income	7.3	15.1
Cost of service	373.4	363.8
Gross margin	311.8	245.1
Other operating expenses	163.6	149.8
Operating income	$148.2	$95.3
Same Store Growth (1):
Medicare revenue	15%	(8%)
Non-Medicare revenue	13%	—%
Total admissions	12%	(3%)
Total volume (2)	9%	(1%)
Key Statistical Data - Total (3):
Admissions	179,201	160,302
Recertifications (6)	89,825	86,625
Total volume (6)	269,026	246,927

Medicare completed episodes	154,520	144,296
Average Medicare revenue per completed episode (4)	$2,959	$2,774
Medicare visits per completed episode (5)	14.1	15.6

Visiting Clinician Cost per Visit	$90.79	$88.41
Clinical Manager Cost per Visit	$9.40	$9.19
Total Cost per Visit	$100.19	$97.60
Visits	3,726,918	3,727,097
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

Operating Results
Overall, our operating income increased $53 million on an $84 million increase in net service revenue. The year over year increases are primarily related to the impact of COVID-19 on prior year's results, an increase in our Medicare revenue per episode, which is described in more detail below, severance incurred in prior year related to reductions in staffing and significant improvement in our operating performance driven by improvements in our clinician utilization and discipline mix, both of which have contributed to year over year gross margin expansion. These items were partially offset by an increase in the usage of contract clinicians to supplement our staffing levels and an increase in our other operating expenses.
Our operating results were also impacted by costs related to COVID-19 totaling $7 million and $15 million for the six-month periods ended June 30, 2021 and 2020, respectively, which were offset by the recognition of income associated with the CARES Act PRF.
Net Service Revenue
Our net service revenue increased $84 million (14%) on a 9% increase in total volume and a 7% increase in Medicare revenue per episode. The volume growth was driven by a 12% increase in admissions and a 4% increase in recertification volume. Our admissions were significantly impacted by COVID-19 in prior year. The increase in Medicare revenue per episode is the result of a 1.9% increase in reimbursement, a full year of the 2.0% benefit related to the suspension of sequestration effective May 1, 2020, an increase in the functional impairment of our patients and a change in the source/timing and geographic dispersion of our patients.
Other Operating Income
Other operating income consists of the recognition of funds received from the CARES Act PRF. In accordance with the terms and conditions, these funds can be used to cover lost revenues as well as costs directly attributable to COVID-19. For our wholly-owned subsidiaries, we have elected to utilize the funds to cover COVID-19 related costs only, and therefore, have recognized income related to these costs totaling $7 million and $15 million during the six-month periods ended June 30, 2021 and 2020, respectively. The COVID-19 costs are associated with the purchase of PPE, bonuses paid to our clinicians, premiums paid to contract clinicians in COVID-19 high demand areas, clinician training, quarantine pay and COVID-19 testing. The COVID-19 costs incurred during the six-month period ended June 30, 2021 totaling $7 million have been recorded to cost of service within our condensed consolidated statements of operations. Of the $15 million of COVID-19 costs incurred in the prior year, $14 million was recorded to cost of service and $1 million was recorded to other operating expenses within our condensed consolidated statements of operations.
Cost of Service, Excluding Depreciation and Amortization
Our total cost of service increased 3% primarily due to a 3% increase in our total cost per visit. Our total visits were relatively flat year over year despite a 9% increase in total volume primarily due to improvements in clinician utilization, as evidenced by a decline of 1.5 visits per completed episode year over year. The 3% increase in our total cost per visit is due to planned wage increases, higher costs associated with the utilization of contractors to supplement our staffing levels, increases in new hire pay, inclement weather pay and higher health insurance costs partially offset by a decrease in costs directly attributable to COVID-19 and severance incurred in prior year in connection with a reduction in staffing.
Other Operating Expenses
Other operating expenses increased approximately $14 million primarily due to a slowdown in prior year spend related to COVID-19, planned wage increases, higher health insurance costs, the addition of resources to support volume growth (business development employees and care center administrative staff) and investments related to PDGM. These increases were partially offset by lower costs directly attributable to COVID-19 in the current year.

Hospice Segment
The following table summarizes our hospice segment results of operations:

	For the Six-Month Periods Ended June 30,
	2021	2020
Financial Information (in millions):
Medicare	$368.4	$327.5
Non-Medicare	21.0	19.0
Net service revenue	389.4	346.5
Other operating income	6.0	7.2
Cost of service	206.8	189.0
Gross margin	188.6	164.7
Other operating expenses	96.2	80.7
Operating income	$92.4	$84.0
Same Store Growth (1):
Medicare revenue	—%	5%
Hospice admissions	3%	—%
Average daily census	(3%)	2%
Key Statistical Data - Total (2):
Hospice admissions	26,358	22,729
Average daily census	13,287	12,279
Revenue per day, net	$161.93	$155.04
Cost of service per day	$85.99	$84.58
Average discharge length of stay	95	96
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
Operating Results
Our operating results for the six-month period ended June 30, 2021 include the results of the acquisition of AseraCare on June 1, 2020 (44 hospice care centers). Acquisitions are included in our condensed consolidated financial statements from their respective acquisition dates. As a result, our hospice segment operating results for 2021 and 2020 are not fully comparable.
Overall, our operating income increased $8 million on a $43 million increase in net service revenue. These results include the reversal of a $7 million accrual previously recorded in connection with settlement discussions with the U.S. Department of Justice; we received notice during the second quarter of 2021 that the U.S. Department of Justice has closed its investigation (see Note 6 - Commitments and Contingencies to our condensed consolidated financial statements for additional information). Our results also include six months of the acquired operations of AseraCare compared to one month in the prior year, which resulted in increases to net service revenue and operating income totaling $41 million and $6 million, respectively. Additionally, our operating results were favorably impacted by changes in reimbursement and the suspension of sequestration effective May 1, 2020. These items were offset by a decline in our average daily census, an increase in our cost of service due to access restrictions being eased, higher health insurance costs and an increase in our other operating expenses.
Net Service Revenue
Our net service revenue increased $43 million. Our results include six months of the acquired operations of AseraCare in the current year compared to one month in the prior year which resulted in an increase to net service revenue of $41 million. Additionally, our year over year revenue was positively impacted by the increase in reimbursement effective October 1, 2020 ($8 million excluding the AseraCare acquisition) and the suspension of sequestration effective May 1, 2020 ($4 million, excluding the AseraCare acquisition). Our revenue adjustments also decreased year over year due to the reversal of a $7 million accrual as mentioned above. These items were partially offset by a decline in our average daily census, which is the main driver of hospice revenue. Our same store average daily census was down 3% year over year primarily due to a decline in our length of stay during the fourth quarter of 2020 resulting from an increase in the discharge rate of our patients and a delay in the timing of patients coming onto service due to COVID-19. This lower length of stay resulted in a declining census as we exited 2020 and has continued to impact our 2021 results. We expect to see growth in our average daily census as our admissions continue to increase and as our length of stay continues to normalize.
Other Operating Income
Other operating income consists of the recognition of funds received from the CARES Act PRF. In accordance with the terms and conditions, these funds can be used to cover lost revenues as well as costs directly attributable to COVID-19. For our wholly-owned subsidiaries, we have elected to utilize the funds to cover COVID-19 related costs only, and therefore, have recognized income related to these costs totaling $6 million and $7 million during the six-month periods ended June 30, 2021 and 2020, respectively. The COVID-19 costs are associated with the purchase of PPE, bonuses paid to our clinicians, clinician training, quarantine pay and COVID-19 testing and have been recorded to cost of service within our condensed consolidated statements of operations.
Cost of Service, Excluding Depreciation and Amortization
Our hospice cost of service increased $18 million. The AseraCare acquisition includes six months of acquired operations in the current year compared to one month in the prior year which resulted in an increase in costs totaling $22 million. Excluding our AseraCare acquisition, our cost of service decreased $4 million due to a 3% decline in average daily census and lower COVID-19 costs partially offset by planned wage increases, higher health insurance costs, higher transportation costs and an increase in visits performed by our hourly hospice aides and licensed practical nurses due to access restrictions being eased. Toward the end of the first quarter and throughout the second quarter, we started to see an increase in access to patients in both facilities and their homes. We expect our cost of service to continue to increase as access restrictions are lifted and as the visits performed by our hourly hospice aides and licensed practical nurses return to pre-COVID-19 levels.
Other Operating Expenses
Other operating expenses increased $16 million, approximately $13 million of which is related to our AseraCare acquisition. The remaining increase is due to a slowdown in prior year spend related to COVID-19, planned wage increases and higher health insurance costs.

Personal Care Segment
The following table summarizes our personal care segment results of operations:

	For the Six-Month Periods Ended June 30,
	2021	2020
Financial Information (in millions):
Medicare	$—	$—
Non-Medicare	34.0	36.4
Net service revenue	34.0	36.4
Other operating income	—	0.5
Cost of service	25.7	28.2
Gross margin	8.3	8.7
Other operating expenses	6.3	6.4
Operating income	$2.0	$2.3
Key Statistical Data - Total (1):
Billable hours	1,216,738	1,394,797
Clients served	10,908	12,936
Shifts	518,506	615,671
Revenue per hour	$27.96	$26.12
Revenue per shift	$65.60	$59.17
Hours per shift	2.3	2.3
(1) Total includes acquisitions, start-ups and denovos.
Operating Results
Operating income related to our personal care segment remained flat on a $2 million decrease in net service revenue. The decrease in net service revenue is due to the impact of COVID-19 and staffing shortages partially offset by rate increases totaling approximately $1 million year over year. The impact of COVID-19 has been partially mitigated by a reduction in costs as most of our personal care employees are paid on an hourly basis.
Corporate
The following table summarizes our corporate results of operations:

	For the Six-Month Periods Ended June 30,
	2021	2020
Financial Information (in millions):
Other operating expenses	$84.9	$79.2
Depreciation and amortization	10.7	8.6
Total operating expenses	$95.6	$87.8
Corporate other operating expenses increased approximately $6 million during the six-month period ended June 30, 2021. Other operating expenses associated with our AseraCare acquisition declined $1 million year over year primarily due to higher acquisition and integration costs incurred in prior year. Excluding the AseraCare acquisition, corporate other operating expenses increased $7 million year over year due to planned wage increases, additional functional support, higher health insurance costs, increased information technology fees and increased costs associated with a pre-acquisition legal settlement related to our CCH acquisition; these items were partially offset by higher gains on the sale of fleet vehicles.

Liquidity and Capital Resources
Cash Flows
The following table summarizes our cash flows for the periods indicated (amounts in millions):

	For the Six-Month Periods Ended June 30,
	2021	2020
Cash provided by operating activities	$122.0	$139.9
Cash used in investing activities	(5.4)	(284.3)
Cash (used in) provided by financing activities	(107.3)	228.2
Net increase in cash, cash equivalents and restricted cash	9.3	83.8
Cash, cash equivalents and restricted cash at beginning of period	83.3	96.5
Cash, cash equivalents and restricted cash at end of period	$92.6	$180.3

Cash provided by operating activities decreased $17.9 million during the six-month period ended June 30, 2021 compared to the six-month period ended June 30, 2020 primarily due to the deferral of payroll taxes and the receipt of CARES Act PRF funds in prior year as well as an increase in days revenue outstanding in the current year partially offset by an increase in operating income.
Our cash used in investing activities primarily consists of the purchase of property and equipment and acquisition activity. Cash used in investing activities decreased $278.9 million during the six-month period ended June 30, 2021 compared to the six-month period ended June 30, 2020 as a result of a reduction in acquisition spend.
Our financing activities primarily consist of borrowings under our term loan and/or revolving credit facility, repayments of borrowings, the remittance of taxes associated with shares withheld on non-cash compensation, proceeds related to the exercise of stock options and the purchase of stock under either our employee stock purchase plan or our 2021 stock repurchase program. Cash used in financing activities totaled $107.3 million during the six-month period ended June 30, 2021 primarily due to the repurchase of company stock and the repayments of borrowings. Cash provided by financing activities totaled $228.2 million during the six-month period ended June 30, 2020 due to borrowings under our Amended Credit Agreement to minimize potential cash disruption related to COVID-19.
Liquidity
Typically, our principal source of liquidity is the collection of our patient accounts receivable, primarily through the Medicare program. In addition to our collection of patient accounts receivable, from time to time, we can and do obtain additional sources of liquidity by the incurrence of additional indebtedness.
During the six-month period ended June 30, 2021, we spent $2.9 million in capital expenditures as compared to $1.7 million during the six-month period ended June 30, 2020. Our capital expenditures for 2021 are expected to be approximately $6.0 million to $8.0 million, excluding the impact of any future acquisitions.
Additionally, during the six-month period ended June 30, 2021, pursuant to our authorized stock repurchase program, we repurchased 297,105 shares of our common stock at a weighted average price of $249.29 per share and a total cost of approximately $74 million. The repurchased shares are classified as treasury shares.
As of June 30, 2021, we had $91.6 million in cash and cash equivalents and $490.3 million in availability under our $550.0 million Revolving Credit Facility. Our cash and cash equivalents include approximately $62 million associated with the CARES Act PRF, $58 million of which we do not expect to utilize and which is recorded as a liability within our condensed consolidated balance sheet as of June 30, 2021.
Based on our operating forecasts and our debt service requirements, we believe we will have sufficient liquidity to fund our operations, capital requirements and debt service requirements.

Outstanding Patient Accounts Receivable
Our patient accounts receivable increased $23.1 million from December 31, 2020 primarily due to the elimination of requests for anticipated payment ("RAPs") effective January 1, 2021. Our cash collection as a percentage of revenue was 103% and 106% for the six-month periods ended June 30, 2021 and 2020, respectively. Our days revenue outstanding at June 30, 2021 was 42.7 days, which is an increase of 2.5 days from December 31, 2020 and a decrease of 1.2 days from March 31, 2021.
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
The following schedules detail our patient accounts receivable, by payor class, aged based upon initial date of service (amounts in millions, except days revenue outstanding):

	0-90	91-180	181-365	Over 365	Total
At June 30, 2021:
Medicare patient accounts receivable	$169.1	$10.3	$1.3	$1.5	$182.2
Other patient accounts receivable:
Medicaid	16.6	1.4	0.8	—	18.8
Private	69.8	7.4	—	—	77.2
Total	$86.4	$8.8	$0.8	$—	$96.0
Total patient accounts receivable					$278.2
Days revenue outstanding (1)					42.7
	0-90	91-180	181-365	Over 365	Total
At December 31, 2020:
Medicare patient accounts receivable	$156.2	$5.4	$2.1	$0.8	$164.5
Other patient accounts receivable:
Medicaid	20.7	1.7	1.5	—	23.9
Private	58.4	6.4	1.9	—	66.7
Total	$79.1	$8.1	$3.4	$—	$90.6
Total patient accounts receivable					$255.1
Days revenue outstanding (1)					40.2

(1)Our calculation of days revenue outstanding is derived by dividing our ending patient accounts receivable at June 30, 2021 and December 31, 2020 by our average daily net patient service revenue for the three-month periods ended June 30, 2021 and December 31, 2020, respectively.
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

Our weighted average interest rate for borrowings under our $550.0 million Revolving Credit Facility was 1.7% and 1.8% for the three and six-month periods ended June 30, 2021, respectively, and 2.1% and 2.5% for the three and six-month periods ended June 30, 2020, respectively. Our weighted average interest rate for borrowings under our $175.0 million Term Loan Facility was 1.4% and 1.5% for the three and six-month periods ended June 30, 2021, respectively, and 2.0% and 2.6% for the three and six-month periods ended June 30, 2020, respectively.
As of June 30, 2021, our consolidated leverage ratio was 0.5, our consolidated interest coverage ratio was 41.9 and we are in compliance with our covenants under the Amended Credit Agreement.
As of June 30, 2021, our availability under our $550.0 million Revolving Credit Facility was $490.3 million as we have $30.0 million outstanding in borrowings and $29.7 million outstanding in letters of credit.
See Note 5 - Long Term Obligations and Note 10 - Subsequent Events to our condensed consolidated financial statements for additional details on our outstanding long-term obligations.
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
Pursuant to this program, we repurchased 4,757 shares of our common stock at a weighted average price of $249.72 per share and a total cost of approximately $1 million during the three-month period ended June 30, 2021 and 297,105 shares of our common stock at a weighted average price of $249.29 per share and a total cost of approximately $74 million during the six-month period ended June 30, 2021. The repurchased shares are classified as treasury shares.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from fluctuations in interest rates. Our Revolving Credit Facility carries a floating interest rate which is tied to the Eurodollar rate (i.e. LIBOR) and the Prime Rate and therefore, our condensed consolidated statements of operations and our condensed consolidated statements of cash flows are exposed to changes in interest rates. As of June 30, 2021, the total amount of outstanding debt subject to interest rate fluctuations was $189.7 million. A 1.0% interest rate change would cause interest expense to change by approximately $1.9 million annually, assuming the Company makes no principal repayments.
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
In connection with the preparation of this Quarterly Report on Form 10-Q, as of June 30, 2021, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.
Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2021, the end of the period covered by this Quarterly Report.
Changes in Internal Controls
There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have occurred during the quarter ended June 30, 2021, that have materially impacted, or are reasonably likely to materially impact, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and, based on an evaluation of our controls and procedures, our principal executive officer and our principal financial officer concluded our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2021, the end of the period covered by this Quarterly Report.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides the information with respect to purchases made by us of shares of our common stock during each of the months during the three-month period ended June 30, 2021:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
April 1, 2021 to April 30, 2021	177		$284.57	—	$27,113,795
May 1, 2021 to May 31, 2021	—		—	4,757	25,925,725
June 1, 2021 to June 30, 2021	467		255.60	—	25,925,725
	644	(1)	$263.56	4,757	$25,925,725

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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

3.1	Composite of Certificate of Incorporation of the Company inclusive of all amendments through June 14, 2007	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	0-24260	3.1

3.2	Composite of By-Laws of the Company inclusive of all amendments through October 17, 2019	The Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019	0-24260	3.2

2.1	Agreement and Plan of Merger, dated as of June 27, 2021, by and among Amedisys Holding, L.L.C., Amedisys Commodore, L.L.C., Contessa Health, Inc., Shareholder Representative Services LLC, and, solely for purposes of Section 10.17, Amedisys, Inc. (Immaterial schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the U.S. Securities and Exchange Commission upon request)	The Company's Current Report on Form 8-K filed on August 4, 2021	0-24260	2.1

†31.1	Certification of Paul B. Kusserow, Chief Executive Officer (principal executive officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2	Certification of Scott G. Ginn, Executive Vice President and Chief Financial Officer (principal financial officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

††32.1	Certification of Paul B. Kusserow, Chief Executive Officer (principal executive officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
Date: August 5, 2021