Form 10-Q
period 2021-09-30
AMEDISYS INC
filed 2021-11-03
CIK 896262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, is as follows: Common stock, $0.001 par value, 32,602,425 shares outstanding as of October 29, 2021.

SPECIAL CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

When included in this Quarterly Report on Form 10-Q, or in other documents that we file with the Securities and Exchange Commission (“SEC”) or in statements made by or on behalf of the Company, words like “believes,” “belief,” “expects,” “strategy,” “plans,” “anticipates,” “intends,” “projects,” “estimates,” “may,” “might,” “will,” “could,” “would,” “should” and similar expressions are intended to identify forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a variety of risks and uncertainties that could cause actual results to differ materially from those described therein. These risks and uncertainties include, but are not limited to the following: the impact of the novel coronavirus pandemic ("COVID-19"), including the measures that have been and may be taken by governmental authorities to mitigate it, on our business, financial condition and results of operations, the impact of current and proposed federal, state and local vaccine mandates, including potential staffing shortages, changes in or our failure to comply with existing federal and state laws or regulations or the inability to comply with new government regulations on a timely basis, changes in Medicare and other medical payment levels, our ability to open care centers, acquire additional care centers and integrate and operate these care centers effectively, competition in the healthcare industry, changes in the case mix of patients and payment methodologies, changes in estimates and judgments associated with critical accounting policies, our ability to maintain or establish new patient referral sources, our ability to consistently provide high-quality care, our ability to attract and retain qualified personnel, our ability to keep our patients and employees safe, changes in payments and covered services by federal and state governments, future cost containment initiatives undertaken by third-party payors, our access to financing, our ability to meet debt service requirements and comply with covenants in debt agreements, business disruptions due to natural disasters or acts of terrorism, widespread protests or civil unrest, our ability to integrate, manage and keep our information systems secure, our ability to realize the anticipated benefits of acquisitions, changes in law or developments with respect to any litigation relating to the Company, including various other matters, many of which are beyond our control.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMEDISYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	September 30, 2021 (Unaudited)	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$124,458	$81,808
Restricted cash	3,750	1,549
Patient accounts receivable	274,570	255,145
Prepaid expenses	16,080	10,217
Other current assets	14,024	13,265
Total current assets	432,882	361,984
Property and equipment, net of accumulated depreciation of $100,407 and $95,024	20,381	23,719
Operating lease right of use assets	100,028	93,440
Goodwill	1,188,054	932,685
Intangible assets, net of accumulated amortization of $20,309 and $22,973	118,084	74,183
Deferred income taxes	10,111	47,987
Other assets	68,105	33,200
Total assets	$1,937,645	$1,567,198
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$41,649	$42,674
Payroll and employee benefits	155,123	146,929
Accrued expenses	154,264	166,192
Provider relief fund advance	58,535	60,000
Current portion of long-term obligations	13,225	10,496
Current portion of operating lease liabilities	31,553	30,046
Total current liabilities	454,349	456,337
Long-term obligations, less current portion	434,781	204,511
Operating lease liabilities, less current portion	67,723	61,987
Other long-term obligations	31,991	33,622
Total liabilities	988,844	756,457
Commitments and Contingencies—Note 6
Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized; 37,659,284 and 37,470,212 shares issued; and 32,590,775 and 32,814,278 shares outstanding	38	38
Additional paid-in capital	720,875	698,287
Treasury stock, at cost 5,068,509 and 4,655,934 shares of common stock	(420,665)	(319,092)
Retained earnings	605,016	429,991
Total Amedisys, Inc. stockholders’ equity	905,264	809,224
Noncontrolling interests	43,537	1,517
Total equity	948,801	810,741
Total liabilities and equity	$1,937,645	$1,567,198
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	For the Three-Month Periods Ended September 30,		For the Nine-Month Periods Ended September 30,
	2021	2020	2021	2020
Net service revenue	$553,485	$544,070	$1,654,795	$1,520,814
Other operating income	(4)	4,812	13,300	27,592
Cost of service, excluding depreciation and amortization	310,294	297,668	916,188	878,633
General and administrative expenses:
Salaries and benefits	119,373	123,146	349,533	330,329
Non-cash compensation	4,397	7,124	17,860	19,758
Other	55,158	49,348	158,995	142,616
Depreciation and amortization	7,487	8,283	21,763	19,955
Operating expenses	496,709	485,569	1,464,339	1,391,291
Operating income	56,772	63,313	203,756	157,115
Other income (expense):
Interest income	—	31	49	258
Interest expense	(2,730)	(2,692)	(6,734)	(8,675)
Equity in earnings from equity method investments	1,444	1,435	3,932	2,399
Gain (loss) on equity method investments	—	—	31,092	(2,980)
Miscellaneous, net	490	122	1,253	662
Total other (expense) income, net	(796)	(1,104)	29,592	(8,336)
Income before income taxes	55,976	62,209	233,348	148,779
Income tax (expense) benefit	(10,731)	10,202	(57,192)	(9,175)
Net income	45,245	72,411	176,156	139,604
Net income attributable to noncontrolling interests	(239)	(430)	(1,131)	(1,147)
Net income attributable to Amedisys, Inc.	$45,006	$71,981	$175,025	$138,457
Basic earnings per common share:
Net income attributable to Amedisys, Inc. common stockholders	$1.38	$2.20	$5.36	$4.26
Weighted average shares outstanding	32,607	32,662	32,658	32,469
Diluted earnings per common share:
Net income attributable to Amedisys, Inc. common stockholders	$1.37	$2.16	$5.30	$4.16
Weighted average shares outstanding	32,899	33,260	33,021	33,267
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except common stock shares)
(Unaudited)

	For the Three-Months Ended September 30, 2021
	Total	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests
		Shares	Amount
Balance, June 30, 2021	$875,887	37,553,355	$38	$714,334	$(400,110)	$—	$560,010	$1,615
Issuance of stock – employee stock purchase plan	1,061	5,095	—	1,061	—	—	—	—
Issuance/(cancellation) of non-vested stock	—	87,460	—	—	—	—	—	—
Exercise of stock options	1,083	13,374	—	1,083	—	—	—	—
Non-cash compensation	4,397	—	—	4,397	—	—	—	—
Surrendered shares	(9,750)	—	—	—	(9,750)	—	—	—
Shares repurchased	(10,805)	—	—	—	(10,805)	—	—	—
Noncontrolling interest distribution	(459)	—	—	—	—	—	—	(459)
Acquired noncontrolling interest	42,142	—	—	—	—	—	—	42,142
Net income	45,245	—	—	—	—	—	45,006	239
Balance, September 30, 2021	$948,801	37,659,284	$38	$720,875	$(420,665)	$—	$605,016	$43,537

	For the Three-Months Ended September 30, 2020
	Total	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests
		Shares	Amount
Balance, June 30, 2020	$722,259	36,831,298	$37	$665,580	$(257,625)	$—	$312,859	$1,408
Issuance of stock – employee stock purchase plan	914	5,414	—	914	—	—	—	—
Issuance/(cancellation) of non-vested stock	—	81,767	—	—	—	—	—	—
Exercise of stock options	3,123	538,965	—	3,123	—	—	—	—
Non-cash compensation	7,124	—	—	7,124	—	—	—	—
Surrendered shares	(47,788)	—	—	13,358	(61,146)	—	—	—
Noncontrolling interest distribution	(300)	—	—	—	—	—	—	(300)
Net income	72,411	—	—	—	—	—	71,981	430
Balance, September 30, 2020	$757,743	37,457,444	$37	$690,099	$(318,771)	$—	$384,840	$1,538

	For the Nine-Months Ended September 30, 2021
	Total	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests
		Shares	Amount
Balance, December 31, 2020	$810,741	37,470,212	$38	$698,287	$(319,092)	$—	$429,991	$1,517
Issuance of stock – employee stock purchase plan	3,022	13,357	—	3,022	—	—	—	—
Issuance/(cancellation) of non-vested stock	—	148,529	—	—	—	—	—	—
Exercise of stock options	1,706	27,186	—	1,706	—	—	—	—
Non-cash compensation	17,860	—	—	17,860	—	—	—	—
Surrendered shares	(16,694)	—	—	—	(16,694)	—	—	—
Shares repurchased	(84,879)	—	—	—	(84,879)	—	—	—
Noncontrolling interest distribution	(1,253)	—	—	—	—	—	—	(1,253)
Acquired noncontrolling interest	42,142	—	—	—	—	—	—	42,142
Net income	176,156	—	—	—	—	—	175,025	1,131
Balance, September 30, 2021	$948,801	37,659,284	$38	$720,875	$(420,665)	$—	$605,016	$43,537

	For the Nine-Months Ended September 30, 2020
	Total	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests
		Shares	Amount
Balance, December 31, 2019	$641,513	36,638,021	$37	$645,256	$(251,241)	$15	$246,383	$1,063
Issuance of stock – employee stock purchase plan	2,600	16,772	—	2,600	—	—	—	—
Issuance of stock – 401(k) plan	3,057	18,312	—	3,057	—	—	—	—
Issuance/(cancellation) of non-vested stock	—	166,651	—	—	—	—	—	—
Exercise of stock options	6,070	617,688	—	6,070	—	—	—	—
Non-cash compensation	19,758	—	—	19,758	—	—	—	—
Surrendered shares	(54,172)	—	—	13,358	(67,530)	—	—	—
Noncontrolling interest distribution	(672)	—	—	—	—	—	—	(672)
Write-off of other comprehensive income	(15)	—	—	—	—	(15)	—	—
Net income	139,604	—	—	—	—	—	138,457	1,147
Balance, September 30, 2020	$757,743	37,457,444	$37	$690,099	$(318,771)	$—	$384,840	$1,538
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Nine-Month Periods Ended September 30,
	2021	2020
Cash Flows from Operating Activities:
Net income	$176,156	$139,604
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,763	19,955
Non-cash compensation	17,860	19,758
Amortization and impairment of operating lease right of use assets	30,181	29,149
Gain on disposal of property and equipment	(64)	(77)
(Gain) loss on equity method investments	(31,092)	2,980
Write-off of other comprehensive income	—	(15)
Deferred income taxes	34,729	(2,762)
Equity in earnings from equity method investments	(3,932)	(2,399)
Amortization of deferred debt issuance costs/debt discount	669	653
Return on equity method investments	4,268	3,919
Changes in operating assets and liabilities, net of impact of acquisitions:
Patient accounts receivable	(17,638)	6,486
Other current assets	(6,219)	(28,217)
Other assets	(938)	(91)
Accounts payable	(1,192)	(1,627)
Accrued expenses	(9,363)	25,594
Other long-term obligations	(1,785)	38,481
Operating lease liabilities	(27,372)	(25,576)
Operating lease right of use assets	(2,304)	(2,775)
Net cash provided by operating activities	183,727	223,040
Cash Flows from Investing Activities:
Proceeds from sale of deferred compensation plan assets	126	94
Proceeds from sale of property and equipment	140	80
Purchases of property and equipment	(5,187)	(2,995)
Investments in technology assets	(147)	—
Investments in equity method investees	—	(875)
Proceeds from sale of equity method investment	—	17,876
Acquisitions of businesses, net of cash acquired	(264,872)	(299,723)
Net cash used in investing activities	(269,940)	(285,543)
Cash Flows from Financing Activities:
Proceeds from issuance of stock upon exercise of stock options	1,706	6,070
Proceeds from issuance of stock to employee stock purchase plan	3,022	2,600
Shares withheld to pay taxes on non-cash compensation	(16,694)	(54,172)
Noncontrolling interest distribution	(1,253)	(672)
Proceeds from borrowings under term loan	290,312	—
Proceeds from borrowings under revolving line of credit	500,700	432,000
Repayments of borrowings under revolving line of credit	(551,700)	(357,000)
Principal payments of long-term obligations	(5,893)	(7,360)
Debt issuance costs	(2,792)	—
Purchase of company stock	(84,879)	—
Provider relief fund advance	(1,465)	60,000
Net cash provided by financing activities	131,064	81,466
Net increase in cash, cash equivalents and restricted cash	44,851	18,963
Cash, cash equivalents and restricted cash at beginning of period	83,357	96,490
Cash, cash equivalents and restricted cash at end of period	$128,208	$115,453

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$3,479	$4,902
Cash paid for income taxes, net of refunds received	$25,482	$30,290
Cash paid for operating lease liabilities	$29,676	$28,351
Cash paid for finance lease liabilities	$1,509	$1,483
Supplemental Disclosures of Non-Cash Activity:
Right of use assets obtained in exchange for operating lease liabilities	$34,881	$29,876
Right of use assets obtained in exchange for finance lease liabilities	$814	$822
Reductions to right of use assets resulting from reductions to operating lease liabilities	$1,183	$767
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. NATURE OF OPERATIONS, CONSOLIDATION AND PRESENTATION OF FINANCIAL STATEMENTS
Amedisys, Inc., a Delaware corporation (together with its consolidated subsidiaries, referred to herein as “Amedisys,” “we,” “us,” or “our”), is a multi-state provider of home health, hospice, personal care and high acuity care services with approximately 75% of our net service revenue derived from Medicare for the three and nine-month periods ended September 30, 2021 and approximately 76% and 75% of our net service revenue derived from Medicare for the three and nine-month periods ended September 30, 2020, respectively. As of September 30, 2021, we owned and operated 328 Medicare-certified home health care centers, 177 Medicare-certified hospice care centers, 14 personal-care care centers and 8 high acuity care joint ventures in 38 states within the United States and the District of Columbia.
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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Principles of Consolidation
These unaudited condensed consolidated financial statements include the accounts of Amedisys, Inc. and our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated and business combinations accounted for as purchases have been included from their respective dates of acquisition. In addition to our wholly owned subsidiaries, we also have certain equity investments that are accounted for as set forth below.
Investments
We consolidate investments when the entity is a variable interest entity ("VIE") and we are the primary beneficiary or if we have controlling interests in the entity, which is generally ownership in excess of 50%. Third-party equity interests in our consolidated joint ventures are reflected as noncontrolling interests in our condensed consolidated financial statements. We account for investments in entities in which we have the ability to exercise significant influence under the equity method if we hold 50% or less of the voting stock and the entity is not a VIE in which we are the primary beneficiary. The book value of investments that we account for under the equity method of accounting was $48.3 million and $14.2 million as of September 30, 2021 and December 31, 2020, respectively, and is reflected in other assets within our condensed consolidated balance sheets.
In connection with the acquisition of Contessa Health ("Contessa") on August 1, 2021, we obtained interests in several joint ventures with health system partners and a professional corporation that employs clinicians. Each of these entities meets the criteria to be classified as a VIE. As of September 30, 2021, we are proportionately consolidating seven of our eight joint ventures with health system partners as well as the professional corporation as we have concluded that we are the primary beneficiary of these VIEs. We have management agreements in place with each of these entities whereby we manage the entities and run the day-to-day operations. As such, we possess the power to direct the activities that most significantly impact the economic performance of the VIEs. The significant activities include, but are not limited to, negotiating provider and payor contracts, establishing patient care policies and protocols, making employment and compensation decisions, developing the operating and capital budgets, performing marketing activities and providing accounting support. We also have the obligation to absorb any expected losses and the right to receive benefits. We account for one of our joint ventures with a health system partner under the equity method of accounting as we are not considered to be the primary beneficiary of this VIE.
The terms of the agreements with each VIE prohibit us from using the assets of the VIE to satisfy the obligations of other entities. The carrying amount of the VIEs’ assets and liabilities included in our condensed consolidated balance sheet are as follows (amounts in millions):

September 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$3.7
Patient accounts receivable	2.5
Other current assets	0.1
Total current assets	6.3
Property and equipment	0.1
Total assets	$6.4
LIABILITIES
Current liabilities:
Payroll and employee benefits	$0.3
Accrued expenses	3.3
Current portion of long-term obligations	0.8
Total current liabilities	4.4
Other long-term obligations	0.1
Total liabilities	$4.5

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
Non-contractual revenue adjustments are recorded for self-pay, uninsured patients and other payors by major payor class based on our historical collection experience, aged accounts receivable by payor and current economic conditions. The non-contractual revenue adjustments represent the difference between amounts billed and amounts we expect to collect based on our collection history with similar payors. The Company assesses its ability to collect for the healthcare services provided at the time of patient admission based on the Company's verification of the patient's insurance coverage under Medicare, Medicaid, and other commercial or managed care insurance programs. Medicare represents approximately 75% of our net service revenue for the three and nine-month periods ended September 30, 2021 and approximately 76% and 75% of our net service revenue for the three and nine-month periods ended September 30, 2020, respectively.
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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revenue by payor class as a percentage of total net service revenue is as follows:

	For the Three-Month Periods Ended September 30,		For the Nine-Month Periods Ended September 30,
	2021	2020	2021	2020
Home Health:
Medicare	41%	41%	41%	41%
Non-Medicare - Episodic-based	8%	7%	8%	6%
Non-Medicare - Non-episodic based	12%	12%	12%	13%
Hospice:
Medicare	34%	35%	34%	34%
Non-Medicare	2%	2%	2%	2%
Personal Care	3%	3%	3%	4%
	100%	100%	100%	100%

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
Hospice Revenue Recognition
Hospice Medicare Revenue
Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the estimated payment rates. The estimated payment rates are predetermined daily or hourly rates for each of the four levels of care we deliver. The four levels of care are routine care, general inpatient care, continuous home care and respite care. Routine care accounted for 97% of our total Medicare hospice service revenue for the three and nine-month periods ended September 30, 2021 and September 30, 2020. There are two separate payment rates for routine care: payments for the first 60 days of care and care beyond 60 days. In addition to the two routine rates, we may also receive a service intensity add-on (“SIA”). The SIA is based on visits made in the last seven days of life by a registered nurse or medical social worker for patients in a routine level of care.
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
Additionally, our hospice service revenue is subject to certain limitations on payments from Medicare which are considered variable consideration. We are subject to an inpatient cap limit and an overall Medicare payment cap for each provider number. We monitor these caps on a provider-by-provider basis and estimate amounts due back to Medicare if we estimate a cap has been exceeded. We record these adjustments as a reduction to revenue and an increase in accrued expenses within our condensed consolidated balance sheets. Providers are required to self-report and pay their estimated cap liability by February 28th of the following year. As of September 30, 2021, we have recorded $8.6 million for estimated amounts due back to Medicare in accrued expenses for the Federal cap years ended October 31, 2016 through September 30, 2021; $2.5 million of this balance was acquired with the AseraCare acquisition. As of December 31, 2020, we had recorded $9.3 million for estimated amounts due back to Medicare in accrued expenses for the Federal cap years ended October 31, 2014 through September 30, 2021.

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
High Acuity Care Revenue Recognition
High Acuity Care Revenue
Our revenues are derived from contracts with (1) health insurance plans for the coordination and provision of home recovery care services to patients who are enrolled members in those insurance plans and (2) health system partners for the coordination and provision of home recovery care services to patients who are discharged early from a health system facility to complete their inpatient stay at home.

Our health insurance plan contracts provide for fixed payment rates for a 30-day or 60-day episode of care indexed to assigned patient diagnoses in return for our obligation to assume risk for the coordination and payment of required medical services necessary to treat the medical condition for which the patient was diagnosed in a home-based setting. Our performance obligation is the coordination and provision of patient care in accordance with physicians’ orders over either a 30-day or 60-day episode of care. The majority of our care coordination services and direct patient care is provided in the first five to seven days of the episode period (the "acute phase"). Monitoring services and follow-up direct patient care, as deemed necessary by the treating physician, is provided throughout the remainder of the episode. Since the majority of our services are provided during the acute phase, we recognize net service revenues over the acute phase based on gross charges for the service provided per the applicable managed care contract rates, reduced by estimates for revenue adjustments.

Our contracts with health system partners provide for reimbursement on a per diem basis at the contracted rate for each day during the remainder of an inpatient acute stay serviced at the patient’s home. The performance obligation is the coordination and provision of required medical services, as determined by the treating physician, for each day the patient receives inpatient-equivalent care at home. As such, revenues are recognized as services are administered and as our performance obligations are satisfied on a per diem basis, reduced by estimates for revenue adjustments.

We recognize adjustments to revenue during the period in which changes to estimates of assigned patient diagnoses or episode terminations become known, in accordance with the applicable managed care contracts. For certain health insurance plans, revenue is reduced by amounts owed by enrollees to healthcare providers under deductible, coinsurance or copay provisions of health insurance plan policies, since those amounts are repaid to the health insurance plans by us as part of a retrospective reconciliation process.
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
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include certificates of deposit and all highly liquid debt instruments with maturities of three months or less when purchased. Our cash balance as of September 30, 2021 includes $58.5 million associated with unutilized CARES Act Provider Relief Fund ("PRF") funds, which were repaid to the U.S. Department of Health and Human Services ("HHS") in October 2021. Restricted cash includes cash that is not available for ordinary business use. As of September 30, 2021, we had $3.8 million of restricted cash that was placed into escrow accounts related to the indemnity and closing payment adjustment provisions within the purchase agreements for various acquisitions.
The following table summarizes the balances related to our cash, cash equivalents and restricted cash (amounts in millions):

	As of September 30, 2021	As of December 31, 2020
Cash and cash equivalents	$124.4	$81.8
Restricted cash	3.8	1.5
Cash, cash equivalents and restricted cash	$128.2	$83.3
Patient Accounts Receivable
We report accounts receivable from services rendered at their estimated transaction price, which includes contractual and non-contractual revenue adjustments based on the amounts expected to be due from payors. Our patient accounts receivable are uncollateralized and consist of amounts due from Medicare, Medicaid, other third-party payors and patients. The Company's non-Medicare third-party payor base is comprised of a diverse group of payors that are geographically dispersed across the country. As of September 30, 2021, there is no single payor, other than Medicare, that accounts for 10% of our total outstanding patient receivables. Thus, we believe there are no other significant concentrations of receivables that would subject us to any significant credit risk in the collection of our patient accounts receivable. We write off accounts on a monthly basis once we have exhausted our collection efforts and deem an account to be uncollectible. We believe the collectability risk associated with our Medicare accounts, which represent 65% and 64% of our patient accounts receivable at September 30, 2021 and December 31, 2020, respectively, is limited due to our historical collection rate of over 99% from Medicare and the fact that Medicare is a U.S. government payor.
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
(Unaudited)

Non-Medicare Home Health, Hospice, Personal Care and High Acuity Care
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
Fair Value of Financial Instruments
The following details our financial instruments where the carrying value and the fair value differ (amounts in millions):

	Fair Value at Reporting Date Using
Financial Instrument	Carrying Value as of September 30, 2021	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term obligations	$450.8	$—	$468.5	$—

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

	For the Three- Month Periods Ended September 30,		For the Nine- Month Periods Ended September 30,
	2021	2020	2021	2020
Weighted average number of shares outstanding - basic	32,607	32,662	32,658	32,469
Effect of dilutive securities:
Stock options	113	336	135	506
Non-vested stock and stock units	179	262	228	292
Weighted average number of shares outstanding - diluted	32,899	33,260	33,021	33,267
Anti-dilutive securities	141	36	82	31

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
On March 27, 2020, the CARES Act was signed into legislation. The CARES Act provided for $175 billion to healthcare providers, including hospitals on the front lines of the COVID-19 pandemic. Of this total allocated amount, $30 billion was distributed immediately to providers based on their proportionate share of Medicare fee-for-service reimbursements in 2019. Healthcare providers were required to sign an attestation confirming receipt of the Provider Relief Fund ("PRF") funds and agree to the terms and conditions of payment. Our home health and hospice segments received approximately $100 million from the first $30 billion of funds distributed to healthcare providers in April 2020, which is inclusive of $2 million related to our joint venture care centers (equity method investments). We also acquired approximately $6 million of PRF funds in connection with the acquisition of AseraCare. Under the terms and conditions for receipt of the payment, we were allowed to use the funds to cover lost revenues and health care costs related to COVID-19 through June 30, 2021, and we were required to properly and fully document the use of these funds in reports to the U.S. Department of Health and Human Services ("HHS"). All required reporting was completed during the three-month period ended September 30, 2021.
For our wholly-owned subsidiaries, we utilized PRF funds to the extent we had qualifying COVID-19 expenses; we did not use PRF funds to cover lost revenues resulting from COVID-19. The grant income associated with the COVID-19 expenses incurred through June 30, 2021 is reflected in other operating income within our condensed consolidated statements of operations.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We did not fully utilize the PRF funds received; therefore, we have recorded a liability for the amount to be repaid which totaled $59 million (including interest) at September 30, 2021 and $60 million at December 31, 2020 (see the Provider Relief Fund Advance account in current liabilities within our condensed consolidated balance sheets). All unutilized funds were repaid in October 2021. In summary, the total funds that we received from the CARES Act PRF have been accounted for as follows as of September 30, 2021 (amounts in millions):

Amount
Funds utilized through June 30, 2021 by consolidated entities	$46.6
Funds to be repaid to the government by consolidated entities (excludes $0.2 million of interest to be repaid)	58.3
Funds utilized through June 30, 2021 by unconsolidated joint ventures	1.3
Funds to be repaid to the government by unconsolidated joint ventures	0.6
$106.8

The CARES Act also provided for the temporary suspension of the automatic 2% reduction of Medicare claim reimbursements ("sequestration") for the period May 1, 2020 through December 31, 2020. In December 2020, Congress passed additional COVID-19 relief legislation as part of the Consolidated Appropriations Act, 2021. This legislation extended the suspension of sequestration through March 31, 2021. In April 2021, Congress passed H.R. 1868, which among other items, provided for an additional extension of the temporary suspension of sequestration through December 31, 2021. We estimate that the suspension of sequestration will increase our 2021 net service revenue by approximately $36 million.
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

4. ACQUISITIONS
We complete acquisitions from time to time in order to pursue our strategy of increasing our market presence by expanding our service base and enhancing our position in certain geographic areas as a leading provider of home health, hospice, personal care and high acuity care services. The purchase price paid for acquisitions is negotiated through arm’s length transactions, with consideration based on our analysis of, among other things, comparable acquisitions and expected cash flows. Acquisitions are accounted for as purchases and are included in our condensed consolidated financial statements from their respective acquisition dates. Goodwill generated from acquisitions is recognized for the excess of the purchase price over tangible and identifiable intangible assets because of the expected contributions of the acquisitions to our overall corporate strategy. We typically engage outside appraisal firms to assist in the fair value determination of identifiable intangible assets for significant acquisitions. The preliminary purchase price allocation is adjusted, as necessary, up to one year after the acquisition closing date if management obtains more information regarding asset valuations and liabilities assumed.
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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On July 1, 2021, we acquired Visiting Nurse Association ("VNA"), a home health and hospice provider with locations in Nebraska and Iowa for a purchase price of $20.1 million. The purchase price was paid with cash on hand on the date of the transaction. Based on the Company's preliminary valuation, we recorded goodwill of $19.4 million and other intangibles (licenses) of $0.7 million in connection with the acquisition.
On July 12, 2021, we acquired the regulatory assets of a home health provider in New York for a purchase price of $1.5 million. The purchase price was paid with cash on hand on the date of the transaction. Based on the Company's preliminary valuation, we recorded goodwill of $1.4 million and other intangibles (certificate of need) of $0.1 million in connection with the acquisition.
On August 1, 2021, we acquired Contessa, a leader in hospital-at-home and skilled nursing facility ("SNF") at-home services for an estimated purchase price of $240.7 million, net of cash acquired. With the addition of Contessa’s risk-based model and claims analytics capabilities, we will be able to bring the essential elements of inpatient hospital and SNF care to patients’ homes, allowing us to become a risk-bearing, home-based care delivery organization, expanding well beyond traditional home health and hospice. Contessa operates as a wholly-owned division of Amedisys and is reported as a separate operating segment. Under the purchase agreement, the purchase price is subject to a net working capital adjustment, whereby the purchase price will be adjusted to the extent the actual net working capital of Contessa as of the closing differs from the required net working capital under the purchase agreement.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company is in the process of reviewing the fair value of the assets acquired and liabilities assumed. Based on the Company's preliminary valuation, the total estimated consideration of $240.7 million has been allocated to assets acquired and liabilities assumed as of the acquisition date as follows (amounts in millions):

Amount
ASSETS
Patient accounts receivable	$1.5
Prepaid expenses	0.3
Other current assets	0.1
Property and equipment	0.3
Operating lease right of use assets	0.8
Intangible assets	55.2
Other assets	3.3
Total assets acquired	$61.5
LIABILITIES AND EQUITY
Accounts payable	$(0.1)
Payroll and employee benefits	(0.6)
Accrued expenses	(3.4)
Operating lease liabilities	(0.8)
Deferred income taxes	(3.1)
Current portion of long-term obligations	(0.9)
Other long-term obligations	(0.2)
Total liabilities assumed	(9.1)
Noncontrolling interests	(42.1)
Total equity assumed	(42.1)
Total liabilities and equity assumed	$(51.2)
Net identifiable assets acquired	$10.3
Goodwill	230.4
Total consideration	$240.7
Intangible assets acquired include acquired names ($28.6 million), technology ($19.9 million) and non-compete agreements ($6.7 million). The non-compete agreements will be amortized over a weighted-average period of 2.0 years and the technology will be amortized over a weighted-average period of 7.0 years. The preliminary fair value of noncontrolling interest was determined using a discounted cash flow analysis and an income approach.
Contessa contributed $1.5 million in net service revenue and an operating loss of $3.8 million (inclusive of technology intangibles amortization totaling $0.5 million) during the three-month period ended September 30, 2021.
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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company finalized its valuation of the assets acquired and liabilities assumed during the three-month period ended June 30, 2021. The total consideration of $229.6 million has been allocated to assets acquired and liabilities assumed as of the acquisition date as follows (amounts in millions):

Amount
ASSETS
Patient accounts receivable	$15.3
Prepaid expenses	0.7
Property and equipment	0.6
Operating lease right of use assets	5.9
Intangible assets	24.3
Other assets	0.1
Total assets acquired	$46.9
LIABILITIES
Accounts payable	$(6.3)
Payroll and employee benefits	(5.9)
Accrued expenses	(11.9)
Operating lease liabilities	(5.4)
Total liabilities assumed	$(29.5)
Net identifiable assets acquired	$17.4
Goodwill	212.2
Total consideration	$229.6

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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. LONG-TERM OBLIGATIONS
Long-term debt consists of the following for the periods indicated (amounts in millions):

	September 30, 2021	December 31, 2020
$450.0 million Term Loan; interest rate at Base Rate plus Applicable Rate or Eurodollar Rate plus Applicable Rate (1.6% at September 30, 2021); due July 30, 2026	450.0	164.1
$550.0 million Revolving Credit Facility; interest only payments; interest rate at Base Rate plus Applicable Rate or Eurodollar Rate plus Applicable Rate; due July 30, 2026	—	51.0
Promissory notes	0.8	—
Finance leases	2.0	2.6
Principal amount of long-term obligations	452.8	217.7
Deferred debt issuance costs	(4.8)	(2.7)
	448.0	215.0
Current portion of long-term obligations	(13.2)	(10.5)
Total	$434.8	$204.5

First Amendment to Amended and Restated Credit Agreement
On February 4, 2019, we entered into the First Amendment to our Credit Agreement (as amended by the First Amendment, the "Amended Credit Agreement"). The Amended Credit Agreement provided for a senior secured credit facility in an initial aggregate principal amount of up to $725.0 million, which included a $550.0 million Revolving Credit Facility and a term loan facility with a principal amount of up to $175.0 million (the "Term Loan Facility" and collectively with the Revolving Credit Facility, the "Credit Facility"), which was added by the First Amendment.
Second Amendment to Amended and Restated Credit Agreement
On July 30, 2021, we entered into the Second Amendment to our Credit Agreement (as amended by the Second Amendment, the "Second Amended Credit Agreement"). The Second Amended Credit Agreement provides for a senior secured credit facility in an initial aggregate principal amount of up to $1.0 billion, which includes a $550.0 million Revolving Credit Facility and a term loan facility with a principal amount of up to $450.0 million (the "Amended Term Loan Facility" and collectively with the Revolving Credit Facility, the "Amended Credit Facility").
Net proceeds from the $450.0 million Amended Term Loan Facility were used to fund 100% of the Contessa acquisition.
The loans issued under the Amended Credit Facility bear interest on a per annum basis, at our election, at either: (i) the Base Rate plus the Applicable Rate or (ii) the Eurodollar Rate plus the Applicable Rate. The “Base Rate” means a fluctuating rate per annum equal to the highest of (a) the federal funds rate plus 0.50% per annum, (b) the prime rate of interest established by the Administrative Agent, and (c) the Eurodollar Rate plus 1% per annum. The “Eurodollar Rate” means the quoted rate per annum equal to the London Interbank Offered Rate (“LIBOR”) or a comparable successor rate approved by the Administrative Agent for an interest period of one, three or six months (as selected by us). The “Applicable Rate” is based on the consolidated leverage ratio and is presented in the table below. As of September 30, 2021, the Applicable Rate is 0.50% per annum for Base Rate loans and 1.50% per annum for Eurodollar Rate loans. We are also subject to a commitment fee and letter of credit fee under the terms of the Second Amended Credit Agreement, as presented in the table below.

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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The Second Amended Credit Agreement requires maintenance of two financial covenants: (i) a consolidated leverage ratio of funded indebtedness to Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), as defined in the Second Amended Credit Agreement, and (ii) a consolidated interest coverage ratio of EBITDA to cash interest charges, as defined in the Second Amended Credit Agreement. Each of these covenants is calculated over rolling four-quarter periods and also is subject to certain exceptions and baskets. The Second Amended Credit Agreement also contains customary covenants, including, but not limited to, restrictions on: incurrence of liens, incurrence of additional debt, sales of assets and other fundamental corporate changes, investments and declarations of dividends. These covenants contain customary exclusions and baskets as detailed in the Second Amended Credit Agreement. In connection with our entry into the Second Amended Credit Agreement, we recorded $2.8 million in deferred debt issuance costs as long-term obligations, less current portion within our condensed consolidated balance sheet during the three-month period ended September 30, 2021.

The Revolving Credit Facility is guaranteed by substantially all of our wholly-owned direct and indirect subsidiaries. The Second Amended Credit Agreement requires at all times that we (i) provide guarantees from wholly-owned subsidiaries that in the aggregate represent not less than 95% of our consolidated net revenues and adjusted EBITDA from all wholly-owned subsidiaries and (ii) provide guarantees from subsidiaries that in the aggregate represent not less than 70% of consolidated adjusted EBITDA, subject to certain exceptions.

Our weighted average interest rate for borrowings under our $550.0 million Revolving Credit Facility was 2.9% and 1.9% for the three and nine-month periods ended September 30, 2021, respectively, and 1.8% and 2.2% for the three and nine-month periods ended September 30, 2020, respectively. Our weighted average interest rate for borrowings under our $450.0 million Amended Term Loan Facility was 1.6% and 1.5% for the three and nine-month periods ended September 30, 2021, respectively, and 1.7% and 2.3% for the three and nine-month periods ended September 30, 2020, respectively.
As of September 30, 2021, our consolidated leverage ratio was 1.2, our consolidated interest coverage ratio was 27.5 and we are in compliance with our covenants under the Second Amended Credit Agreement. In the event we are not in compliance with our debt covenants in the future, we would pursue various alternatives in an attempt to successfully resolve the non-compliance, which might include, among other things, seeking debt covenant waivers or amendments.
As of September 30, 2021, our availability under our $550.0 million Revolving Credit Facility was $519.9 million as we have no outstanding borrowings and $30.1 million outstanding in letters of credit.
Joinder Agreements

In connection with the Compassionate Care Hospice ("CCH") acquisition, we entered into a Joinder Agreement, dated as of February 4, 2019 (the “CCH Joinder”), pursuant to which CCH and its subsidiaries were made parties to, and became subject to the terms and conditions of, the Amended Credit Agreement (now the Second Amended Credit Agreement), the Amended and Restated Security Agreement, dated as of June 29, 2018 (the “Amended and Restated Security Agreement”), and the Amended and Restated Pledge Agreement, dated as of June 29, 2018 (the “Amended and Restated Pledge Agreement”). In connection with the AseraCare acquisition, we entered into a Joinder Agreement, dated as of June 12, 2020, pursuant to which the AseraCare entities were made parties to, and became subject to the terms and conditions of, the Amended Credit Agreement (now the Second Amended Credit Agreement), the Amended and Restated Security Agreement and the Amended and Restated Pledge Agreement (the “AseraCare Joinder"). In connection with the Contessa acquisition and the Second Amendment, we entered into a Joinder Agreement, dated as of September 3, 2021, pursuant to which Contessa and its subsidiaries and Asana Hospice, which we acquired on January 1, 2020, and its subsidiaries were made parties to, and became subject to the terms and conditions of, the Second Amended Credit Agreement, the Amended and Restated Security Agreement and the Amended and Restated Pledge Agreement (the “Contessa and Asana Joinder,” and together with the CCH Joinder and the AseraCare Joinder, the “Joinders”).

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Pursuant to the Joinders, the Amended and Restated Security Agreement and the Amended and Restated Pledge Agreement, CCH and its subsidiaries, the AseraCare entities, Contessa and its subsidiaries and Asana Hospice and its subsidiaries granted in favor of the Administrative Agent a first lien security interest in substantially all of their personal property assets and pledged to the Administrative Agent each of their respective subsidiaries' issued and outstanding equity interests. CCH and its subsidiaries, the AseraCare entities, Contessa and its subsidiaries and Asana Hospice and its subsidiaries also guaranteed our obligations, whether now existing or arising after the respective effective dates of the Joinders, under the Second Amended Credit Agreement pursuant to the terms of the Joinders and the Second Amended Credit Agreement.

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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In July 2010, our subsidiary that provides hospice services in Florence, South Carolina received from a ZPIC a request for records regarding a sample of 30 beneficiaries who received services from the subsidiary during the period of January 1, 2008 through March 31, 2010 (the “Review Period”) to determine whether the underlying services met pertinent Medicare payment requirements. We acquired the hospice operations subject to this review on August 1, 2009; the Review Period covers time periods both before and after our ownership of these hospice operations. Based on the ZPIC’s findings for 16 beneficiaries, which were extrapolated to all claims for hospice services provided by the Florence subsidiary billed during the Review Period, on June 6, 2011, the Medicare Administrative Contractor (“MAC”) for the subsidiary issued a notice of overpayment seeking recovery from our subsidiary of an alleged overpayment. We dispute these findings, and our Florence subsidiary has filed appeals through the Original Medicare Standard Appeals Process, in which we are seeking to have those findings overturned. An administrative law judge ("ALJ") hearing was held in early January 2015. On January 18, 2016, we received a letter dated January 6, 2016 referencing the ALJ hearing decision for the overpayment issued on June 6, 2011. The decision was partially favorable with a new overpayment amount of $3.7 million with a balance owed of $5.6 million, including interest, based on 9 disputed claims (originally 16). We filed an appeal to the Medicare Appeals Council on the remaining 9 disputed claims and also argued that the statistical method used to select the sample was not valid. No assurances can be given as to the timing or outcome of the Medicare Appeals Council decision. As of September 30, 2021, Medicare has withheld payments of $5.7 million (including additional interest) as part of their standard procedures once this level of the appeal process has been reached. In the event we are not able to recoup this alleged overpayment, we are entitled to be indemnified by the prior owners of the hospice operations for amounts relating to the period prior to August 1, 2009. On January 10, 2019, an arbitration panel from the American Health Lawyers Association determined that the prior owners' liability for their indemnification obligation was $2.8 million. This amount is recorded as an indemnity receivable within other assets in our condensed consolidated balance sheets.
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
As of September 30, 2021, we have an accrued liability of approximately $17.4 million related to this matter. We expect to be indemnified by the prior owners for approximately $10.9 million of the total $12.6 million available indemnification related to this matter and have recorded this amount within other assets in our condensed consolidated balance sheets. The net of these two amounts, $6.5 million, was recorded as a reduction in net service revenue in our condensed consolidated statements of operations during 2017. As of September 30, 2021, $1.5 million of receivables have been impacted by this payment suspension.

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
7. SEGMENT INFORMATION
Our operations involve servicing patients through our four reportable business segments: home health, hospice, personal care and high acuity care. Our home health segment delivers a wide range of services in the homes of individuals who may be recovering from surgery, have a chronic disability or terminal illness or need assistance with completing important personal tasks. Our hospice segment provides palliative care and comfort to terminally ill patients and their families. Our personal care segment provides patients with assistance with the essential activities of daily living. Our high acuity care segment, which was established with the acquisition of Contessa during the three-month period ended September 30, 2021, delivers the essential elements of inpatient hospital and skilled nursing facility ("SNF") care to patients in their homes. The “other” column in the following tables consists of costs relating to executive management and administrative support functions, primarily information services, accounting, finance, billing and collections, legal, compliance, risk management, procurement, marketing, clinical administration, training, human resources and administration.
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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the Three-Month Period Ended September 30, 2021
	Home Health	Hospice	Personal Care	High Acuity Care	Other	Total
Net service revenue	$338.6	$197.5	$15.9	$1.5	$—	$553.5
Other operating income	—	—	—	—	—	—
Cost of service, excluding depreciation and amortization	190.1	107.6	11.7	0.9	—	310.3
General and administrative expenses	82.4	49.5	2.6	3.9	40.5	178.9
Depreciation and amortization	1.1	0.7	0.1	0.5	5.1	7.5
Operating expenses	273.6	157.8	14.4	5.3	45.6	496.7
Operating income (loss)	$65.0	$39.7	$1.5	$(3.8)	$(45.6)	$56.8

	For the Three-Month Period Ended September 30, 2020
	Home Health	Hospice	Personal Care	High Acuity Care	Other	Total
Net service revenue	$326.0	$199.7	$18.4	$—	$—	$544.1
Other operating income	2.6	1.7	0.5	—	—	4.8
Cost of service, excluding depreciation and amortization	180.0	104.1	13.5	—	—	297.6
General and administrative expenses	78.8	47.8	3.2	—	49.9	179.7
Depreciation and amortization	1.0	0.6	—	—	6.7	8.3
Operating expenses	259.8	152.5	16.7	—	56.6	485.6
Operating income (loss)	$68.8	$48.9	$2.2	$—	$(56.6)	$63.3

	For the Nine-Month Period Ended September 30, 2021
	Home Health	Hospice	Personal Care	High Acuity Care	Other	Total
Net service revenue	$1,016.5	$586.9	$49.9	$1.5	$—	$1,654.8
Other operating income	7.3	6.0	—	—	—	13.3
Cost of service, excluding depreciation and amortization	563.5	314.4	37.4	0.9	—	916.2
General and administrative expenses	243.8	144.4	8.8	3.9	125.5	526.4
Depreciation and amortization	3.3	2.0	0.2	0.5	15.8	21.8
Operating expenses	810.6	460.8	46.4	5.3	141.3	1,464.4
Operating income (loss)	$213.2	$132.1	$3.5	$(3.8)	$(141.3)	$203.7

	For the Nine-Month Period Ended September 30, 2020
	Home Health	Hospice	Personal Care	High Acuity Care	Other	Total
Net service revenue	$919.8	$546.2	$54.8	$—	$—	$1,520.8
Other operating income	17.7	8.9	1.0	—	—	27.6
Cost of service, excluding depreciation and amortization	543.8	293.1	41.7	—	—	878.6
General and administrative expenses	226.7	127.4	9.5	—	129.2	492.8
Depreciation and amortization	2.9	1.7	0.1	—	15.2	19.9
Operating expenses	773.4	422.2	51.3	—	144.4	1,391.3
Operating income (loss)	$164.1	$132.9	$4.5	$—	$(144.4)	$157.1

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

9. SHARE REPURCHASES
On December 23, 2020, we announced that our Board of Directors authorized a stock repurchase program, under which we may repurchase up to $100 million of our outstanding common stock through December 31, 2021 (the "Existing Share Repurchase Program").
Under the terms of the Existing Share Repurchase program, we are allowed to repurchase shares from time to time through open market purchases, unsolicited or solicited privately negotiated transactions, an accelerated stock repurchase program, and/or a trading plan in compliance with Exchange Act Rule 10b5-1. The timing and the amount of the repurchases will be determined by management based on a number of factors, including but not limited to share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions and other factors.
Pursuant to this program, we repurchased 54,609 shares of our common stock at a weighted average price of $197.84 per share and a total cost of approximately $11 million during the three-month period ended September 30, 2021 and 351,714 shares of our common stock at a weighted average price of $241.30 per share and a total cost of approximately $85 million during the nine-month period ended September 30, 2021. The repurchased shares are classified as treasury shares.
On August 2, 2021, our Board of Directors authorized a share repurchase program, under which we may repurchase up to $100 million of our outstanding common stock through December 31, 2022, to commence upon the completion of the Company's Existing Share Repurchase Program (the "New Share Repurchase Program").
Under the terms of the New Share Repurchase Program, we are allowed to repurchase shares from time to time through open market purchases, unsolicited or solicited privately negotiated transactions, an accelerated stock repurchase program, and/or a trading plan in compliance with Exchange Act Rule 10b5-1. The timing and the amount of the repurchases will be determined by management based on a number of factors, including but not limited to share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions and other factors.
10. RELATED PARTY TRANSACTIONS
We have an investment in Medalogix, a healthcare predictive data and analytics company, which is accounted for under the equity method. We incurred costs of approximately $1.4 million and $4.1 million during the three and nine-month periods ended September 30, 2021, respectively, and approximately $1.1 million and $2.2 million during the three and nine-month periods ended September 30, 2020, respectively, in connection with our usage of Medalogix's analytics platforms. We believe that the terms of these transactions are consistent with those negotiated at arm's length.
11. SUBSEQUENT EVENTS
On October 18, 2021, we acquired the regulatory assets of a home health provider in North Carolina for a purchase price of $4.5 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition for the three and nine-month periods ended September 30, 2021. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included herein, and the consolidated financial statements and notes and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (“SEC”) on February 25, 2021 (the “Form 10-K”), which are incorporated herein by this reference. Historical results that appear in the condensed consolidated financial statements should not be interpreted as being indicative of future operations.
Unless otherwise provided, “Amedisys,” “we,” “our,” and the “Company” refer to Amedisys, Inc. and our consolidated subsidiaries.
Overview
We are a provider of high-quality in-home healthcare and related services to the chronic, co-morbid, aging American population, with approximately 75% of our net service revenue derived from Medicare for the three and nine-month periods ended September 30, 2021 and approximately 76% and 75% of our net service revenue derived from Medicare for the three and nine-month periods ended September 30, 2020, respectively.
Our operations involve servicing patients through our four reportable business segments: home health, hospice, personal care and high acuity care. Our home health segment delivers a wide range of services in the homes of individuals who may be recovering from an illness, injury or surgery. Our hospice segment provides care that is designed to provide comfort and support for those who are facing a terminal illness. Our personal care segment provides patients with assistance with the essential activities of daily living. Our high acuity care segment, which was established with the acquisition of Contessa Health ("Contessa") during the three-month period ended September 30, 2021, delivers the essential elements of inpatient hospital and skilled nursing facility ("SNF") care to patients in their homes. As of September 30, 2021, we owned and operated 328 Medicare-certified home health care centers, 177 Medicare-certified hospice care centers, 14 personal-care care centers and 8 high acuity care joint ventures in 38 states within the United States and the District of Columbia.
Care Centers Summary (Includes Unconsolidated Joint Ventures)

	Home Health	Hospice	Personal Care	High Acuity Care
As of December 31, 2020	320	180	14	—
Acquisitions/Startups/Denovos	8	1	—	8
Closed/Consolidated	—	(4)	—	—
As of September 30, 2021	328	177	14	8
Recent Developments
Governmental Inquiries and Investigations and Other Litigation
See Note 6 – Commitments and Contingencies to our condensed consolidated financial statements for a discussion of and updates regarding legal proceedings and investigations we are involved in. No assurances can be given as to the timing or outcome of these items.
Payment
Hospice
On July 31, 2020, the Centers for Medicare and Medicaid Services ("CMS") issued a final rule to update hospice payment rates and the wage index for fiscal year 2021, effective for services provided beginning October 1, 2020. CMS estimated hospices serving Medicare beneficiaries would see a 2.4% increase in payments. This increase was the result of a 2.4% market basket adjustment as required under the Patient Protection and Affordable Health Care Act and the Health Care and Education Reconciliation Act (collectively, "PPACA"). The rule also changed the hospice wage index by adopting the most recent Office of Management and Budget statistical area delineations with a five percent cap on wage index decreases. Finally, CMS increased the aggregate cap amount by 2.4% to $30,684. Based on our analysis of the final rule, we estimated that our impact would be in line with the 2.4% increase.

On July 29, 2021, CMS issued the final rule to update hospice payment rates and the wage index for fiscal year 2022, effective for services provided beginning October 1, 2021. CMS estimates hospices serving Medicare beneficiaries will see a 2.0% increase in payments. This increase is the result of a 2.7% market basket adjustment as required under PPACA less a 0.7% productivity adjustment. Additionally, CMS increased the aggregate cap amount by 2.0% to $31,298. The final rule also rebases the labor shares for all four levels of care, includes updates to the hospice conditions of participation ("COPs"), which make permanent certain flexibilities allowed during the COVID-19 public health emergency, and finalizes changes to the Hospice Quality Reporting Program. Based on our analysis of the final rule, we expect our impact to be in line with the 2.0% increase.
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
On November 2, 2021, CMS issued the Home Health Final Rule for Medicare home health providers for calendar year 2022. CMS estimates that the final rule will result in a 3.2% increase in payments to home health providers. This increase is the result of a 2.6% payment update (3.1% market basket adjustment less a 0.5% productivity adjustment) plus a 0.7% fixed-dollar loss ratio adjustment, reduced by 0.1% for the rural add-on. The proposed rule also provides for the expansion of the Home Health Value-Based Purchasing ("HHVBP") model to all 50 states beginning January 1, 2023 with calendar year 2023 being the first performance year and calendar year 2025 being the first payment year with a proposed maximum payment adjustment, up or down, of 5%. We are currently evaluating the final rule's impact on our home health operations.
Novel Coronavirus Pandemic ("COVID-19")
Our operations and financial performance continue to be impacted by COVID-19. The financial impacts of COVID-19 are discussed in further detail under "Results of Operations" below. While we currently believe that we have a reasonable view of operations, the uncertainty created by COVID-19 could alter our outlook of the pandemic's impact on our consolidated financial condition, results of operations or cash flows. The following factors could potentially impact our performance: the increase or decrease in the number of COVID-19 cases nationwide, the severity and impacts of new variants of the virus, uncertainty regarding vaccine utilization rates and efficacy, staffing shortages due to current and proposed federal, state and local vaccine mandates, the utilization of elective procedures, the return of patient confidence to enter a hospital or a doctor's office, the ability to have access to our patients in their homes and in facilities, supply chain disruption and our ability to find suitable alternative products at reasonable prices, cost normalization around personal protective equipment ("PPE") and any future or prolonged shelter-in-place orders and other federal, state and local requirements. Potential impacts of COVID-19 on our results include lower revenue; higher salary and wage expense related to quarantine pay, contract clinicians and training; and increased supply costs related to supply chain constraints, PPE and COVID-19 testing. The impacts to net service revenue may consist of the following:
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
On March 27, 2020, the bipartisan Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into legislation. The CARES Act provided for the following:
•$175 billion to healthcare providers, including hospitals on the front lines of the COVID-19 pandemic. Of this total allocated amount, $30 billion was distributed immediately to providers based on their proportionate share of Medicare fee-for-service reimbursements in 2019. Healthcare providers were required to sign an attestation confirming receipt of the Provider Relief Fund ("PRF") funds and agree to the terms and conditions of payment. Our home health and hospice segments received approximately $100 million from the first $30 billion of funds distributed to healthcare providers in April 2020, which is inclusive of $2 million related to our joint venture care centers (equity method investments). We also acquired approximately $6 million of PRF funds in connection with the acquisition of AseraCare. Consistent with the terms and conditions for receipt of the payment, we were allowed to use the funds to cover lost revenues and health care costs related to COVID-19 through June 30, 2021, and we were required to properly and fully document the use of these funds in reports to the U.S. Department of Health and Human Services ("HHS"). All required reporting was completed during the three-month period ended September 30, 2021.

For our wholly-owned subsidiaries, we only utilized PRF funds to the extent we had qualifying COVID-19 expenses; we did not use PRF funds to cover lost revenues resulting from COVID-19. The grant income associated with the COVID-19 expenses incurred is reflected in other operating income within our condensed consolidated statements of operations.
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
The well-being of our employees has been one of our top priorities during the pandemic. We have taken the following steps to support our employees: implemented paid leave during any required quarantine periods; awarded bonuses to our clinicians and caregivers who have seen patients during the pandemic; completed an early cash pay-out of employee paid-time-off; instituted work-from-home arrangements for our corporate and administrative support employees; allowed employees to temporarily suspend any 401(k) plan loan deductions and offered employees the option of making a withdrawal from their 401(k) plan for coronavirus-related distributions without incurring the additional 10% early withdrawal penalty; expanded access to telehealth services to all employees; provided access to COVID-19 self-test kits to all employees and created a COVID-19 Resource Center, available 24 hours a day, seven days a week for employees to access educational materials, safety documents, policies, clinical protocols and operational metrics.
The safety of our clinicians and patients has also been a focus, and as a result, we have made the following business changes: developed clinical protocols for COVID-19 testing, proper usage of PPE, caring for COVID-positive patients and maintaining safety measures in our care centers; researched each state's vaccination plan to develop a state by state protocol to work with local health departments and other health systems to obtain vaccine appointments for our clinical staff; implemented software enabling us to track staff that have been vaccinated; procured PPE and created a centralized distribution center for all critical PPE, allowing us to flex our supplies on a care center by care center basis, based on need and demand.

Results of Operations
Three-Month Period Ended September 30, 2021 Compared to the Three-Month Period Ended September 30, 2020
Consolidated
The following table summarizes our consolidated results of operations (amounts in millions):

	For the Three-Month Periods Ended September 30,
	2021	2020
Net service revenue	$553.5	$544.1
Other operating income	—	4.8
Cost of service, excluding depreciation and amortization	310.3	297.6
Gross margin, excluding depreciation and amortization	243.2	251.3
% of revenue	43.9%	46.2%
Other operating expenses	178.9	179.7
% of revenue	32.3%	33.0%
Depreciation and amortization	7.5	8.3
Operating income	56.8	63.3
Total other expense	(0.8)	(1.1)
Income tax (expense) benefit	(10.7)	10.2
Effective income tax rate	19.2%	(16.4%)
Net income	45.2	72.4
Net income attributable to noncontrolling interests	(0.2)	(0.4)
Net income attributable to Amedisys, Inc.	$45.0	$72.0

We continued to see the impact of COVID-19 in our third quarter 2021 operating results as the Delta variant resulted in an increase in clinician quarantines, testing and our hospice discharge rate. On a consolidated basis, our operating income decreased $7 million on a $9 million increase in net service revenue. The year-over-year decrease in operating income is primarily due to the acquisition of Contessa on August 1, 2021, a decrease in other operating income due to the expiration of the CARES Act PRF funds, a decline in our hospice average daily census, which is the main driver of hospice revenue, and an increase in our cost of service resulting from increases in both home health cost per visit and hospice cost of service per day which are described in more detail below. Partially offsetting these items, our results were positively impacted by rate increases, improvements in clinician utilization and discipline mix and a decrease in our other operating expenses.
Our results for the three-month period ended September 30, 2021 include the acquisition of Contessa on August 1, 2021, which contributed $2 million in revenue and an operating loss of $4 million, which is inclusive of less than $1 million in intangibles amortization.
As noted above, for our wholly-owned subsidiaries, we utilized the CARES Act PRF funds to cover COVID-19 expenses incurred by our home health and hospice segments through June 30, 2021. Our personal care segment received funds from the Mass Home Care ASAP COVID-19 Provider Sustainability Program during 2020; we used these funds to cover COVID-19 expenses incurred in 2020 as well. We recorded income related to both of these programs in other operating income within our condensed consolidated statements of operations. We did not have any government grant funds available to offset the COVID-19 costs incurred during the three-month period ended September 30, 2021, which totaled $4 million.
Our operating results reflect a $1 million decrease in our other operating expenses compared to prior year. Excluding the Contessa acquisition, our other operating expenses decreased 3% due to lower incentive compensation accruals, lower employer payroll taxes associated with employee stock option exercises and lower acquisition and integration costs partially offset by a slowdown in prior year spend related to COVID-19, the addition of resources to support growth, planned wage increases and higher recruiting fees.

Home Health Segment
The following table summarizes our home health segment results of operations:

	For the Three-Month Periods Ended September 30,
	2021	2020
Financial Information (in millions):
Medicare	$228.2	$222.2
Non-Medicare	110.4	103.8
Net service revenue	338.6	326.0
Other operating income	—	2.6
Cost of service	190.1	180.0
Gross margin	148.5	148.6
Other operating expenses	82.4	78.8
Depreciation and amortization	1.1	1.0
Operating income	$65.0	$68.8
Same Store Growth (1):
Medicare revenue	2%	5%
Non-Medicare revenue	6%	4%
Total admissions	1%	5%
Total volume (2) (6)	1%	6%
Key Statistical Data - Total (3):
Admissions	86,732	85,578
Recertifications (6)	46,919	46,186
Total volume (6)	133,651	131,764

Medicare completed episodes	78,318	77,552
Average Medicare revenue per completed episode (4)	$2,969	$2,886
Medicare visits per completed episode (5)	13.8	14.4

Visiting Clinician Cost per Visit	$94.24	$89.10
Clinical Manager Cost per Visit	$9.85	$8.91
Total Cost per Visit	$104.09	$98.01
Visits	1,826,505	1,836,895
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
Operating Results
Overall, our operating income decreased $4 million on a $13 million increase in net service revenue. Year over year increases in volumes and Medicare revenue per episode as well as improvement in our operating performance driven by improvements in clinician utilization and discipline mix were offset by a decrease in other operating income due to the expiration of the CARES Act PRF funds, an increase in our total cost per visit and an increase in our other operating expenses which are described in more detail below.

Net Service Revenue
Our net service revenue increased $13 million (4%) on a 1% increase in volume and a 3% increase in Medicare revenue per episode. The volume growth was driven by a 1% increase in admissions and a 2% increase in recertifications. The increase in Medicare revenue per episode is the result of a 1.9% increase in reimbursement, an increase in the functional impairment of our patients and a change in the source/timing and geographic dispersion of our patients.
Other Operating Income
Other operating income consists of the recognition of funds received from the CARES Act PRF, which were available for use through June 30, 2021. For our wholly-owned subsidiaries, we utilized the funds to cover COVID-19 related costs only and recognized income related to these costs totaling $3 million during the three-month period ended September 30, 2020. We incurred COVID-19 related costs totaling $2 million during the three-month period ended September 30, 2021; however, we were not able to recognize any income to offset these costs due to the expiration of the CARES Act PRF funds on June 30, 2021. The COVID-19 costs were associated with the purchase of PPE, premiums paid to contract clinicians in COVID-19 high demand areas, quarantine pay and COVID-19 testing and have been recorded to cost of service within our condensed consolidated statements of operations.
Cost of Service, Excluding Depreciation and Amortization
Our cost of service consists of costs associated with direct clinician care in the homes of our patients as well as the cost of clinical managers who monitor the overall delivery of care. Overall, our total cost of service increased 6% primarily due to a 6% increase in our total cost per visit partially offset by a 1% decrease in total visits. The 6% increase in our total cost per visit is primarily due to planned wage increases, higher costs associated with the utilization of contractors to supplement our staffing levels, increases in new hire pay and higher health insurance costs.
Other Operating Expenses
Other operating expenses increased $4 million primarily due to a slowdown in prior year spend related to COVID-19, planned wage increases, the addition of resources to support volume growth, increased costs associated with insurance and legal settlements and higher recruiting fees partially offset by lower incentive compensation costs.

Hospice Segment
The following table summarizes our hospice segment results of operations:

	For the Three-Month Periods Ended September 30,
	2021	2020
Financial Information (in millions):
Medicare	$187.8	$189.0
Non-Medicare	9.7	10.7
Net service revenue	197.5	199.7
Other operating income	—	1.7
Cost of service	107.6	104.1
Gross margin	89.9	97.3
Other operating expenses	49.5	47.8
Depreciation and amortization	0.7	0.6
Operating income	$39.7	$48.9
Same Store Growth (1):
Medicare revenue	(1%)	3%
Hospice admissions	1%	9%
Average daily census	(5%)	—%
Key Statistical Data - Total (2):
Hospice admissions	13,292	13,026
Average daily census	13,272	13,953
Revenue per day, net	$161.74	$155.57
Cost of service per day	$88.06	$81.05
Average discharge length of stay	94	101
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
Operating Results
Overall, our operating income decreased $9 million on a $2 million decrease in net service revenue. The year-over-year decreases are primarily due to a decline in our average daily census, an increase in our cost of service per day, a decrease in other operating income due to the expiration of the CARES Act PRF funds and an increase in our other operating expenses. These items were partially offset by the increase in reimbursement effective October 1, 2020.
Net Service Revenue
Our net service revenue decreased $2 million primarily due to a decline in our average daily census, which is the main driver of hospice revenue, partially offset by the increase in reimbursement effective October 1, 2020. Our same store average daily census was down 5% year over year primarily due to a decline in our length of stay resulting from a delay in the timing of patients coming onto service and an increase in the discharge rate of our patients.

Other Operating Income
Other operating income consists of the recognition of funds received from the CARES Act PRF, which were available for use through June 30, 2021. For our wholly-owned subsidiaries, we utilized the funds to cover COVID-19 related costs only and recognized income related to these costs totaling $2 million during the three-month period ended September 30, 2020. We incurred COVID-19 related costs totaling $1 million during the three-month period ended September 30, 2021; however, we were not able to recognize any income to offset these costs due to the expiration of the CARES Act PRF funds on June 30, 2021. The COVID-19 costs were associated with the purchase of PPE, quarantine pay and COVID-19 testing and have been recorded to cost of service within our condensed consolidated statements of operations.
Cost of Service, Excluding Depreciation and Amortization
Our hospice cost of service increased 3% primarily due to a 9% increase in our cost of service per day partially offset by a 5% decline in our average daily census. The increase in our cost of service per day is due to planned wage increases, higher costs associated with the utilization of contractors to supplement our staffing levels, increased costs to retain employees, higher transportation costs, higher respite utilization and an increase in visits performed by our hourly hospice aides and licensed practical nurses due to COVID-19 access restrictions being eased. In addition, our hospice cost of service per day was impacted by the decline in our average daily census; a portion of the cost associated with our salaried clinicians is fixed, so our cost of service metric will increase as our average daily census declines.
Other Operating Expenses
Other operating expenses increased $2 million primarily due to a slowdown in prior year spend related to COVID-19, planned wage increases, the addition of resources to support volume growth and higher recruiting fees partially offset by lower incentive compensation costs.
Personal Care Segment
The following table summarizes our personal care segment results of operations:

	For the Three-Month Periods Ended September 30,
	2021	2020
Financial Information (in millions):
Medicare	$—	$—
Non-Medicare	15.9	18.4
Net service revenue	15.9	18.4
Other operating income	—	0.5
Cost of service	11.7	13.5
Gross margin	4.2	5.4
Other operating expenses	2.6	3.2
Depreciation and amortization	0.1	—
Operating income	$1.5	$2.2
Key Statistical Data - Total:
Billable hours	558,227	673,161
Clients served	8,697	10,153
Shifts	240,736	280,470
Revenue per hour	$28.44	$27.33
Revenue per shift	$65.95	$65.59
Hours per shift	2.3	2.4

Operating Results
Operating income related to our personal care segment decreased $1 million on a $3 million decrease in net service revenue. The decrease in net service revenue is due to the impact of COVID-19 and staffing shortages. The revenue impact has been partially mitigated by a reduction in costs as most of our personal care employees are paid on an hourly basis.

High Acuity Care Segment
The following table summarizes our high acuity care segment results of operations:

	For the Three-Month Periods Ended September 30,
	2021	2020
Financial Information (in millions):
Medicare	$—	$—
Non-Medicare	1.5	—
Net service revenue	1.5	—
Other operating income	—	—
Cost of service	0.9	—
Gross margin	0.6	—
Other operating expenses	3.9	—
Depreciation and amortization	0.5	—
Operating loss	$(3.8)	$—
Key Statistical Data - Total:
Full risk admissions	46	—
Limited risk admissions	188	—
Total admissions	234	—
Direct medical loss ratio	52.6%	—
Number of joint ventures	8	—
Market penetration	31%	—
Patient satisfaction	92%	—
Operating Results
Overall, our high acuity care segment generated revenue totaling $2 million and an operating loss of $4 million. We expect improvement in our operating income as we leverage our operating structure through growth in current and future joint ventures.
Net Service Revenue
We provide home recovery care services for high acuity patients on either a full risk or limited risk basis, each with different reimbursement arrangements. Full risk admissions are admissions for which we assume the risk for all related healthcare services during a 30-day or 60-day episodic period in exchange for a contracted bundled rate payment based upon the assigned diagnosis related group ("DRG"). Limited risk admissions are admissions for which we assume the risk for certain healthcare services during a shorter acute phase period (equivalent to an inpatient hospital stay) in exchange for a contracted per diem payment.
During the quarter, we generated net service revenue of $2 million resulting from 46 full risk admissions and 188 limited risk admissions across our seven active joint ventures with health system partners. Revenue per episode was comprised of $9,191 for full risk episodes and $5,524 for limited risk episodes. The significant utilization of limited risk episodes was primarily due to the impact of heavy COVID-19 surges across certain of our joint venture markets and the resulting patient acuity which necessitated that a portion of our patients' inpatient stays occur within the inpatient hospital facilities rather than in the home.
Cost of Service, Excluding Depreciation and Amortization
Our cost of service consists primarily of medical costs associated with direct clinician care provided to our patients during the applicable episode period, whether such care was provided on the day of program admission, in the patients’ homes or via telehealth. Our cost of service was favorably impacted by the significant utilization of limited risk episodes, which exclude certain high-cost components of full risk episode spend such as emergency room costs and inpatient hospitalization costs.

Other Operating Expenses
Other operating expenses primarily consist of salaries and benefits. We have made significant investments to build the clinical, operational and technological infrastructure necessary to support the development and future growth of home recovery care programs on a national scale. We have employees at both the local market level and at our corporate offices, including a virtual care unit that enables us to provide monitoring services and virtual patient rounding visits via telehealth.
Corporate
The following table summarizes our corporate results of operations:

	For the Three-Month Periods Ended September 30,
	2021	2020
Financial Information (in millions):
Other operating expenses	$40.5	$49.9
Depreciation and amortization	5.1	6.7
Total operating expenses	$45.6	$56.6
Corporate expenses consist of costs related to our executive management and corporate and administrative support functions, primarily information services, accounting, finance, billing and collections, legal, compliance, risk management, procurement, marketing, clinical administration, training, human resources and administration.
Corporate other operating expenses decreased approximately $9 million during the three-month period ended September 30, 2021 due to lower incentive compensation costs, lower employer payroll taxes associated with employee stock option exercises, lower costs associated with insurance and legal settlements and lower acquisition and integration costs partially offset by planned wage increases and additional functional support.

Nine-Month Period Ended September 30, 2021 Compared to the Nine-Month Period Ended September 30, 2020
Consolidated
The following table summarizes our consolidated results of operations (amounts in millions):

	For the Nine-Month Periods Ended September 30,
	2021	2020
Net service revenue	$1,654.8	$1,520.8
Other operating income	13.3	27.6
Cost of service, excluding depreciation and amortization	916.2	878.6
Gross margin, excluding depreciation and amortization	751.9	669.8
% of revenue	45.4%	44.0%
Other operating expenses	526.4	492.8
% of revenue	31.8%	32.4%
Depreciation and amortization	21.8	19.9
Operating income	203.7	157.1
Total other income (expense)	29.6	(8.3)
Income tax expense	(57.2)	(9.2)
Effective income tax rate	24.5%	6.2%
Net income	176.1	139.6
Net income attributable to noncontrolling interests	(1.1)	(1.1)
Net income attributable to Amedisys, Inc.	$175.0	$138.5

On a consolidated basis, our operating income increased approximately $47 million on a revenue increase of $134 million. The year-over-year increases are primarily related to the impact of COVID-19 on prior year’s results, the acquisition of AseraCare on June 1, 2020, rate increases, the suspension of sequestration effective May 1, 2020, severance incurred in prior year related to reductions in staffing primarily within our home health segment, improvements in clinician utilization and discipline mix and the closure of our hospice U.S. Department of Justice ("DOJ") matters (see Note 6 - Commitments and Contingencies to our condensed consolidated financial statements for additional information). Partially offsetting these items, we experienced a decline in our same store hospice average daily census, which is the main driver of hospice revenue, an increase in our revenue adjustments, an increase in our cost of service resulting from increases in both our home health cost per visit and hospice cost of service per day and an increase in other operating expenses. Additionally, our results were impacted by the acquisition of Contessa on August 1, 2021, which contributed $2 million in revenue and an operating loss of $4 million, which is inclusive of less than $1 million in intangibles amortization.
Our AseraCare acquisition, which closed on June 1, 2020, includes nine months of acquired operations in the current year compared to four months in the prior year. For the nine-month period ended September 30, 2021, this acquisition contributed $75 million in revenue and operating income of $0.1 million, which is inclusive of $1 million in acquisition and integration costs and $6 million in intangibles amortization. For the nine-month period ended September 30, 2020, the AseraCare acquisition contributed $37 million in revenue and an operating loss of $7 million, which is inclusive of $7 million in acquisition and integration costs and $3 million in intangibles amortization.
As noted above, for our wholly-owned subsidiaries, we utilized the CARES Act PRF funds and Mass Home Care ASAP COVID-19 Provider Sustainability Program funds to cover COVID-19 expenses incurred through June 30, 2021. We recorded income related to both of these programs, which totaled $13 million and $28 million, to other operating income within our condensed consolidated statements of operations during the nine-month periods ended September 30, 2021 and 2020, respectively. Due to the expiration of the CARES Act PRF funds on June 30, 2021, we were not able to recognize any operating income during the three-month period ended September 30, 2021 to offset the $4 million of COVID-19 costs incurred during the quarter.
Our operating results reflect an increase in our other operating expenses compared to prior year. Our 2021 other operating expenses include two months of the acquired operations of Contessa and nine months of the acquired operations of AseraCare compared to four months in the prior year, both of which have resulted in a year over year increase totaling $11 million. Excluding the Contessa and AseraCare acquisitions, our other operating expenses increased 5% due to a slowdown in prior year spend related to COVID-19, the addition of resources to support growth, planned wage increases, higher health insurance costs, investments related to PDGM, higher recruiting costs, increased costs associated with insurance and legal settlements, increased information technology fees and higher acquisition and integration costs partially offset by lower incentive compensation costs, lower employer payroll taxes associated with employee stock option exercises, lower costs directly attributable to COVID-19 and higher gains on the sale of fleet vehicles.
Total other income for the nine-month period ended September 30, 2021 includes a $31 million gain related to our investment in Medalogix (see Note 1 - Nature of Operations, Consolidation and Presentation of Financial Statements to our condensed consolidated financial statements for additional information).
Home Health Segment
The following table summarizes our home health segment results of operations:

	For the Nine-Month Periods Ended September 30,
	2021	2020
Financial Information (in millions):
Medicare	$684.4	$619.0
Non-Medicare	332.1	300.8
Net service revenue	1,016.5	919.8
Other operating income	7.3	17.7
Cost of service	563.5	543.8
Gross margin	460.3	393.7
Other operating expenses	243.8	226.7
Depreciation and amortization	3.3	2.9
Operating income	$213.2	$164.1
Same Store Growth (1):
Medicare revenue	10%	(4%)
Non-Medicare revenue	10%	2%
Total admissions	8%	(1%)
Total volume (2)(6)	6%	1%
Key Statistical Data - Total (3):
Admissions	265,933	245,880
Recertifications (6)	136,744	132,811
Total volume (6)	402,677	378,691

Medicare completed episodes	232,838	221,848
Average Medicare revenue per completed episode (4)	$2,962	$2,811
Medicare visits per completed episode (5)	14.0	15.2

Visiting Clinician Cost per Visit	$91.94	$88.64
Clinical Manager Cost per Visit	$9.54	$9.10
Total Cost per Visit	$101.48	$97.74
Visits	5,553,423	5,563,992
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
Operating Results
Overall, our operating income increased $49 million on a $97 million increase in net service revenue. The year over year increases are primarily related to the impact of COVID-19 on prior year's results, an increase in our Medicare revenue per episode, which is described in more detail below, severance incurred in prior year related to reductions in staffing and significant improvement in our operating performance driven by improvements in our clinician utilization and discipline mix, both of which have contributed to year over year gross margin expansion. These items were partially offset by an increase in our total cost per visit, a decrease in other operating income due to the expiration of the CARES Act PRF funds and an increase in our other operating expenses.
Net Service Revenue
Our net service revenue increased $97 million (11%) on a 6% increase in total volume and a 5% increase in Medicare revenue per episode. The volume growth was driven by an 8% increase in admissions and a 3% increase in recertification volume. Our admissions were significantly impacted by COVID-19 in prior year. The increase in Medicare revenue per episode is the result of a 1.9% increase in reimbursement, a full year of the 2.0% benefit related to the suspension of sequestration (effective May 1, 2020), an increase in the functional impairment of our patients and a change in the source/timing and geographic dispersion of our patients.
Other Operating Income
Other operating income consists of the recognition of funds received from the CARES Act PRF, which were available for use through June 30, 2021. For our wholly-owned subsidiaries, we utilized the funds to cover COVID-19 related costs only and recognized income related to these costs totaling $7 million and $18 million during the nine-month periods ended September 30, 2021 and 2020, respectively. We incurred COVID-19 related costs totaling $2 million during the three-month period ended September 30, 2021; however, we were not able to recognize any income to offset these costs due to the expiration of the CARES Act PRF funds on June 30, 2021. The COVID-19 costs were associated with the purchase of PPE, bonuses paid to our clinicians, premiums paid to contract clinicians in COVID-19 high demand areas, clinician training, quarantine pay and COVID-19 testing. The COVID-19 costs incurred during the nine-month period ended September 30, 2021 totaling $9 million have been recorded to cost of service within our condensed consolidated statements of operations. Of the $18 million of COVID-19 costs incurred in the prior year, $17 million was recorded to cost of service and $1 million was recorded to other operating expenses within our condensed consolidated statements of operations.
Cost of Service, Excluding Depreciation and Amortization
Our total cost of service increased 4% primarily due to a 4% increase in our total cost per visit. Our total visits were relatively flat year over year despite a 6% increase in total volume primarily due to improvements in clinician utilization, as evidenced by a decline of 1.2 visits per completed episode year over year. The 4% increase in our total cost per visit is due to planned wage increases, higher costs associated with the utilization of contractors to supplement our staffing levels, increases in new hire pay, inclement weather pay and higher health insurance costs partially offset by a decrease in COVID-19 costs and severance incurred in prior year in connection with a reduction in staffing.
Other Operating Expenses
Other operating expenses increased approximately $17 million primarily due to planned wage increases, the addition of resources to support volume growth, higher health insurance costs, higher recruiting fees, investments related to PDGM and increased costs associated with insurance and legal settlements. These increases were partially offset by lower incentive compensation accruals and lower costs directly attributable to COVID-19 in the current year.

Hospice Segment
The following table summarizes our hospice segment results of operations:

	For the Nine-Month Periods Ended September 30,
	2021	2020
Financial Information (in millions):
Medicare	$556.2	$516.5
Non-Medicare	30.7	29.7
Net service revenue	586.9	546.2
Other operating income	6.0	8.9
Cost of service	314.4	293.1
Gross margin	278.5	262.0
Other operating expenses	144.4	127.4
Depreciation and amortization	2.0	1.7
Operating income	$132.1	$132.9
Same Store Growth (1):
Medicare revenue	—%	4%
Hospice admissions	3%	3%
Average daily census	(4%)	1%
Key Statistical Data - Total (2):
Hospice admissions	39,650	35,755
Average daily census	13,282	12,841
Revenue per day, net	$161.87	$155.23
Cost of service per day	$86.68	$83.29
Average discharge length of stay	95	98
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
Operating Results
Our operating results for the nine-month period ended September 30, 2021 include the results of the acquisition of AseraCare on June 1, 2020 (44 hospice care centers). Acquisitions are included in our condensed consolidated financial statements from their respective acquisition dates. As a result, our hospice segment operating results for 2021 and 2020 are not fully comparable.
Overall, our operating income decreased $1 million on a $41 million increase in net service revenue. The year over year decrease in operating income is primarily due to a decline in our same store average daily census, an increase in our revenue adjustments, an increase in our cost of service per day, a decrease in other operating income due to the expiration of the CARES Act PRF funds and an increase in our other operating expenses. These items were partially offset by changes in reimbursement, the suspension of sequestration effective May 1, 2020, the acquisition of AseraCare which resulted in increases to net service revenue and operating income totaling $38 million and $5 million, respectively, and the reversal of a $7 million accrual previously recorded in connection with settlement discussions with the DOJ; we received notice during the second quarter of 2021 that the DOJ has closed its investigation (see Note 6 - Commitments and Contingencies to our condensed consolidated financial statements for additional information).

Net Service Revenue
Our net service revenue increased $41 million. Our results include nine months of the acquired operations of AseraCare in the current year compared to four months in the prior year which resulted in an increase to net service revenue of $38 million. Additionally, revenue was positively impacted by the increase in reimbursement effective October 1, 2020 ($12 million), the suspension of sequestration effective May 1, 2020 ($4 million) and the reversal of a $7 million accrual as mentioned above. These items were partially offset by a 4% decline in our same store average daily census, which is the main driver of hospice revenue, and an increase in revenue adjustments. Our same store average daily census was down year over year primarily due to a decline in our length of stay during the fourth quarter of 2020 resulting from a delay in the timing of patients coming onto service and an increase in the discharge rate of our patients. This lower length of stay resulted in a declining census as we exited 2020 and has continued to impact our 2021 results. We are currently seeing discharge rates higher than historical averages.
Other Operating Income
Other operating income consists of the recognition of funds received from the CARES Act PRF which were available for use through June 30, 2021. For our wholly-owned subsidiaries, we utilized the funds to cover COVID-19 related costs only and recognized income related to these costs totaling $6 million and $9 million during the nine-month periods ended September 30, 2021 and 2020, respectively. We incurred COVID-19 related costs totaling $1 million during the three-month period ended September 30, 2021; however, we were not able to recognize any income to offset these costs due to the expiration of the CARES Act PRF funds on June 30, 2021. The COVID-19 costs were associated with the purchase of PPE, bonuses paid to our clinicians, clinician training, quarantine pay and COVID-19 testing and have been recorded to cost of service within our condensed consolidated statements of operations.
Cost of Service, Excluding Depreciation and Amortization
Our hospice cost of service increased 7%. Excluding our AseraCare acquisition, our cost of service increased less than 1% due to planned wage increases, higher costs associated with the utilization of contractors to supplement our staffing levels, increased costs to retain employees, higher health insurance costs, higher transportation costs and an increase in visits performed by our hourly hospice aides and licensed practical nurses due to access restrictions being eased partially offset by a 4% decline in our same store average daily census and lower COVID-19 costs.
Other Operating Expenses
Other operating expenses increased $17 million, approximately $12 million of which is related to our AseraCare acquisition. The remaining increase is due to a slowdown in prior year spend related to COVID-19, the addition of resources to support growth, planned wage increases, higher health insurance costs, increased costs associated with insurance and legal settlements and higher recruiting fees partially offset by lower incentive compensation accruals.

Personal Care Segment

The following table summarizes our personal care segment results of operations:

	For the Nine-Month Periods Ended September 30,
	2021	2020
Financial Information (in millions):
Medicare	$—	$—
Non-Medicare	49.9	54.8
Net service revenue	49.9	54.8
Other operating income	—	1.0
Cost of service	37.4	41.7
Gross margin	12.5	14.1
Other operating expenses	8.8	9.5
Depreciation and amortization	0.2	0.1
Operating income	$3.5	$4.5
Key Statistical Data - Total:
Billable hours	1,774,965	2,067,958
Clients served	11,597	14,057
Shifts	759,242	896,141
Revenue per hour	$28.11	$26.51
Revenue per shift	$65.71	$61.18
Hours per shift	2.3	2.3

Operating Results
Operating income related to our personal care segment decreased $1 million on a $5 million decrease in net service revenue. The decrease in net service revenue is due to the impact of COVID-19 and staffing shortages partially offset by rate increases. The impact of COVID-19 has been partially mitigated by a reduction in costs as most of our personal care employees are paid on an hourly basis.

High Acuity Care Segment
The following table summarizes our high acuity care segment results of operations:

	For the Nine-Month Periods Ended September 30,
	2021	2020
Financial Information (in millions):
Medicare	$—	$—
Non-Medicare	1.5	—
Net service revenue	1.5	—
Other operating income	—	—
Cost of service	0.9	—
Gross margin	0.6	—
Other operating expenses	3.9	—
Depreciation and amortization	0.5	—
Operating loss	$(3.8)	$—
Key Statistical Data - Total:
Full risk admissions	46	—
Limited risk admissions	188	—
Total admissions	234	—
Direct medical loss ratio	52.6%	—
Number of joint ventures	8	—
Market penetration	31%	—
Patient satisfaction	92%	—
Operating Results
Overall, our high acuity care segment generated revenue totaling $2 million and an operating loss of $4 million. We expect improvement in our operating income as we leverage our operating structure through growth in current and future joint ventures.
Net Service Revenue
We provide home recovery care services for high acuity patients on either a full risk or limited risk basis, each with different reimbursement arrangements. Full risk admissions are admissions for which we assume the risk for all related healthcare services during a 30-day or 60-day episodic period in exchange for a contracted bundled rate payment based upon the assigned diagnosis related group ("DRG"). Limited risk admissions are admissions for which we assume the risk for certain healthcare services during a shorter acute phase period (equivalent to an inpatient hospital stay) in exchange for a contracted per diem payment.
We generated net service revenue of $2 million resulting from 46 full risk admissions and 188 limited risk admissions across our seven active joint ventures with health system partners. Revenue per episode was comprised of $9,191 for full risk episodes and $5,524 for limited risk episodes. The significant utilization of limited risk episodes was primarily due to the impact of heavy COVID-19 surges across certain of our joint venture markets and the resulting patient acuity which necessitated that a portion of our patients' inpatient stays occur within the inpatient hospital facilities rather than in the home.
Cost of Service, Excluding Depreciation and Amortization
Our cost of service consists primarily of medical costs associated with direct clinician care provided to our patients during the applicable episode period, whether such care was provided on the day of program admission, in the patients’ homes or via telehealth. Our cost of service was favorably impacted by the significant utilization of limited risk episodes, which exclude certain high-cost components of full risk episode spend such as emergency room costs and inpatient hospitalization costs.

Other Operating Expenses
Other operating expenses primarily consist of salaries and benefits. We have made significant investments to build the clinical, operational and technological infrastructure necessary to support the development and future growth of home recovery care programs on a national scale. We have employees at both the local market level and at our corporate offices, including a virtual care unit that enables us to provide monitoring services and virtual patient rounding visits via telehealth.
Corporate
The following table summarizes our corporate results of operations:

	For the Nine-Month Periods Ended September 30,
	2021	2020
Financial Information (in millions):
Other operating expenses	$125.5	$129.2
Depreciation and amortization	15.8	15.2
Total operating expenses	$141.3	$144.4
Corporate other operating expenses decreased approximately $4 million during the nine-month period ended September 30, 2021. Other operating expenses associated with our AseraCare acquisition declined $5 million year over year primarily due to higher acquisition and integration costs incurred in prior year. Excluding the AseraCare acquisition, corporate other operating expenses increased $1 million year over year due to planned wage increases, additional functional support, higher health insurance costs, increased information technology fees, increased costs associated with legal settlements and higher acquisition and integration costs; these items were partially offset by lower incentive compensation costs, lower employer payroll taxes associated with employee stock option exercises and higher gains on the sale of fleet vehicles.
Liquidity and Capital Resources
Cash Flows
The following table summarizes our cash flows for the periods indicated (amounts in millions):

	For the Nine-Month Periods Ended September 30,
	2021	2020
Cash provided by operating activities	$183.7	$223.0
Cash used in investing activities	(269.9)	(285.5)
Cash provided by financing activities	131.1	81.5
Net increase in cash, cash equivalents and restricted cash	44.9	19.0
Cash, cash equivalents and restricted cash at beginning of period	83.3	96.5
Cash, cash equivalents and restricted cash at end of period	$128.2	$115.5

Cash provided by operating activities decreased $39.3 million during the nine-month period ended September 30, 2021 compared to the nine-month period ended September 30, 2020 primarily due to the deferral of payroll taxes and the receipt of CARES Act PRF funds in prior year as well as an increase in days revenue outstanding in the current year partially offset by an increase in operating income.
Our cash used in investing activities primarily consists of acquisition activity and the purchase of property and equipment. Cash used in investing activities decreased $15.6 million during the nine-month period ended September 30, 2021 compared to the nine-month period ended September 30, 2020 as a result of a reduction in acquisition spend.
Our financing activities primarily consist of borrowings under our term loan and/or revolving credit facility, repayments of borrowings, the remittance of taxes associated with shares withheld on non-cash compensation, proceeds related to the exercise of stock options and the purchase of stock under either our employee stock purchase plan or our stock repurchase program.

Cash provided by financing activities totaled $131.1 million during the nine-month period ended September 30, 2021 primarily due to borrowings under our Second Amended Credit Agreement to fund acquisitions partially offset by the repurchase of company stock and the repayments of borrowings. Cash provided by financing activities totaled $81.5 million during the nine-month period ended September 30, 2020 due to borrowings under our Amended Credit Agreement to minimize potential cash disruption related to COVID-19. Additionally, during the nine-month period ended September 30, 2020, our financing activities included the receipt of PRF funds which we did not expect to retain totaling $60.0 million partially offset by the remittance of tax withholding obligations related to non-cash compensation and stock option exercises (see Note 8 - Capital Stock and Share-Based Compensation to our condensed consolidated financial statements for additional information).
Liquidity
Typically, our principal source of liquidity is the collection of our patient accounts receivable, primarily through the Medicare program. In addition to our collection of patient accounts receivable, from time to time, we can and do obtain additional sources of liquidity by the incurrence of additional indebtedness.
During the nine-month period ended September 30, 2021, we spent $5.2 million in capital expenditures as compared to $3.0 million during the nine-month period ended September 30, 2020. Our capital expenditures for 2021 are expected to be approximately $6.0 million to $8.0 million, excluding the impact of any future acquisitions.
Additionally, during the nine-month period ended September 30, 2021, pursuant to our authorized stock repurchase program, we repurchased 351,714 shares of our common stock at a weighted average price of $241.30 per share and a total cost of approximately $85 million. The repurchased shares are classified as treasury shares.
As of September 30, 2021, we had $124.4 million in cash and cash equivalents and $519.9 million in availability under our $550.0 million Revolving Credit Facility. Our cash and cash equivalents include $58.5 million of unutilized CARES Act PRF funds, which were repaid to the U.S. Department of Health and Human Services ("HHS") during October 2021 and therefore, are recorded as a liability within our condensed consolidated balance sheet as of September 30, 2021.
Based on our operating forecasts and our debt service requirements, we believe we will have sufficient liquidity to fund our operations, capital requirements and debt service requirements.
Outstanding Patient Accounts Receivable
Our patient accounts receivable increased $19.5 million from December 31, 2020 primarily due to the elimination of requests for anticipated payment ("RAPs") effective January 1, 2021. Our cash collection as a percentage of revenue was 104% and 106% for the nine-month periods ended September 30, 2021 and 2020, respectively. Our days revenue outstanding at September 30, 2021 was 43.5 days, which is an increase of 3.3 days from December 31, 2020 and a increase of 0.8 days from June 30, 2021.
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

The following schedules detail our patient accounts receivable, by payor class, aged based upon initial date of service (amounts in millions, except days revenue outstanding):

	0-90	91-180	181-365	Over 365	Total
At September 30, 2021:
Medicare patient accounts receivable	$169.7	$6.2	$0.5	$1.6	$178.0
Other patient accounts receivable:
Medicaid	17.4	1.9	0.8	—	20.1
Private	68.4	7.4	0.7	—	76.5
Total	$85.8	$9.3	$1.5	$—	$96.6
Total patient accounts receivable					$274.6
Days revenue outstanding (1)					43.5
	0-90	91-180	181-365	Over 365	Total
At December 31, 2020:
Medicare patient accounts receivable	$156.2	$5.4	$2.1	$0.8	$164.5
Other patient accounts receivable:
Medicaid	20.7	1.7	1.5	—	23.9
Private	58.4	6.4	1.9	—	66.7
Total	$79.1	$8.1	$3.4	$—	$90.6
Total patient accounts receivable					$255.1
Days revenue outstanding (1)					40.2

(1)Our calculation of days revenue outstanding is derived by dividing our ending patient accounts receivable at September 30, 2021 and December 31, 2020 by our average daily net patient service revenue for the three-month periods ended September 30, 2021 and December 31, 2020, respectively.
Indebtedness
Second Amendment to Amended and Restated Credit Agreement
On July 30, 2021, we entered into the Second Amendment to our Credit Agreement (as amended by the Second Amendment, the "Second Amended Credit Agreement"). The Second Amended Credit Agreement provides for a senior secured credit facility in an initial aggregate principal amount of up to $1.0 billion, which includes a $550.0 million Revolving Credit Facility and a term loan facility with a principal amount of up to $450.0 million (the "Amended Term Loan Facility" and collectively with the Revolving Credit Facility, the "Amended Credit Facility").
Net proceeds from the $450.0 million Amended Term Loan Facility were used to fund 100% of the Contessa acquisition.
Our weighted average interest rate for borrowings under our $550.0 million Revolving Credit Facility was 2.9% and 1.9% for the three and nine-month periods ended September 30, 2021, respectively, and 1.8% and 2.2% for the three and nine-month periods ended September 30, 2020, respectively. Our weighted average interest rate for borrowings under our $450.0 million Amended Term Loan Facility was 1.6% and 1.5% for the three and nine-month periods ended September 30, 2021, respectively, and 1.7% and 2.3% for the three and nine-month periods ended September 30, 2020, respectively.
As of September 30, 2021, our consolidated leverage ratio was 1.2, our consolidated interest coverage ratio was 27.5 and we are in compliance with our covenants under the Second Amended Credit Agreement.
As of September 30, 2021, our availability under our $550.0 million Revolving Credit Facility was $519.9 million as we have no outstanding borrowings and $30.1 million outstanding in letters of credit.
See Note 5 - Long Term Obligations to our condensed consolidated financial statements for additional details on our outstanding long-term obligations.

Stock Repurchase Program
On December 23, 2020, we announced that our Board of Directors authorized a stock repurchase program, under which we may repurchase up to $100 million of our outstanding common stock through December 31, 2021 (the "Existing Share Repurchase Program").
Under the terms of the Existing Share Repurchase program, we are allowed to repurchase shares from time to time through open market purchases, unsolicited or solicited privately negotiated transactions, an accelerated stock repurchase program, and/or a trading plan in compliance with Exchange Act Rule 10b5-1. The timing and the amount of the repurchases will be determined by management based on a number of factors, including but not limited to share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions and other factors.
Pursuant to this program, we repurchased 54,609 shares of our common stock at a weighted average price of $197.84 per share and a total cost of approximately $11 million during the three-month period ended September 30, 2021 and 351,714 shares of our common stock at a weighted average price of $241.30 per share and a total cost of approximately $85 million during the nine-month period ended September 30, 2021. The repurchased shares are classified as treasury shares.
On August 2, 2021, our Board of Directors authorized a share repurchase program, under which we may repurchase up to $100 million of our outstanding common stock through December 31, 2022, to commence upon the completion of the Company's Existing Share Repurchase Program (the "New Share Repurchase Program").
Under the terms of the New Share Repurchase Program, we are allowed to repurchase shares from time to time through open market purchases, unsolicited or solicited privately negotiated transactions, an accelerated stock repurchase program, and/or a trading plan in compliance with Exchange Act Rule 10b5-1. The timing and the amount of the repurchases will be determined by management based on a number of factors, including but not limited to share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions and other factors.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from fluctuations in interest rates. Our Revolving Credit Facility carries a floating interest rate which is tied to the Eurodollar rate (i.e. LIBOR) and the Prime Rate and therefore, our condensed consolidated statements of operations and our condensed consolidated statements of cash flows are exposed to changes in interest rates. As of September 30, 2021, the total amount of outstanding debt subject to interest rate fluctuations was $450.0 million. A 1.0% interest rate change would cause interest expense to change by approximately $4.5 million annually, assuming the Company makes no principal repayments.
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
In connection with the preparation of this Quarterly Report on Form 10-Q, as of September 30, 2021, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.

Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2021, the end of the period covered by this Quarterly Report.
Changes in Internal Controls
There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have occurred during the quarter ended September 30, 2021, that have materially impacted, or are reasonably likely to materially impact, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and, based on an evaluation of our controls and procedures, our principal executive officer and our principal financial officer concluded our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2021, the end of the period covered by this Quarterly Report.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides the information with respect to purchases made by us of shares of our common stock during each of the months during the three-month period ended September 30, 2021:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
July 1, 2021 to July 31, 2021	37,374		$260.87	—	$25,925,725
August 1, 2021 to August 31, 2021	—		—	54,609	115,120,504	(2)
September 1, 2021 to September 30, 2021	—		—	—	115,120,504	(2)
	37,374	(1)	$260.87	54,609	$115,120,504

(1)Includes shares of common stock surrendered to us by certain employees to satisfy tax withholding and/or strike price obligations in connection with the vesting of non-vested stock and exercise of stock options previously awarded to such employees under our 2008 and 2018 Omnibus Incentive Compensation Plans.
(2)Includes amounts remaining under our existing $100 million share repurchase program, approved by our Board of Directors on December 17, 2020 (the "Existing Share Repurchase Program"), and an additional $100 million under a new share repurchase program approved by our Board of Directors on August 2, 2021 (the "New Share Repurchase Program"), which will commence upon the completion of the Existing Share Repurchase Program. We may repurchase shares under the Existing Share Repurchase Program through December 31, 2021 and under the New Share Repurchase Program through December 31, 2022.
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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

3.1	Composite of Certificate of Incorporation of the Company inclusive of all amendments through June 14, 2007	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	0-24260	3.1

†3.2	Composite of By-Laws of the Company inclusive of all amendments through October 20, 2021

10.1	Second Amendment to Amended and Restated Credit Agreement, dated as of July 30, 2021, by and among Amedisys, Inc. and Amedisys Holding, L.L.C., as the borrowers, the Guarantors party thereto, the Lenders party thereto, Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, and the other L/C Issuers party thereto (Immaterial schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the U.S. Securities and Exchange Commission upon request.)	The Company's Current Report on Form 8-K filed on August 4, 2021	0-24260	10.1

†31.1	Certification of Paul B. Kusserow, Chief Executive Officer (principal executive officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2	Certification of Scott G. Ginn, Executive Vice President and Chief Financial Officer (principal financial officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

††32.1	Certification of Paul B. Kusserow, Chief Executive Officer (principal executive officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
Date: November 3, 2021