Form 10-K
period 2021-12-31
AMEDISYS INC
filed 2022-02-24
CIK 896262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the last sale price as quoted by the NASDAQ Global Select Market on June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was $6.9 billion. For purposes of this determination, shares beneficially owned by executive officers, directors and ten percent stockholders have been excluded, which does not constitute a determination that such persons are affiliates.
As of February 18, 2022, the registrant had 32,525,719 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2022 Annual Meeting of Stockholders (the “2022 Proxy Statement”) to be filed pursuant to the Securities Exchange Act of 1934 with the Securities and Exchange Commission within 120 days of December 31, 2021 are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

SPECIAL CAUTION CONCERNING FORWARD-LOOKING STATEMENTS
When included in this Annual Report on Form 10-K, or in other documents that we file with the Securities and Exchange Commission (“SEC”) or in statements made by or on behalf of the Company, words like “believes,” “belief,” “expects,” “strategy,” “plans,” “anticipates,” “intends,” “projects,” “estimates,” “may,” “might,” “could,” “would,” “should” and similar expressions are intended to identify forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a variety of risks and uncertainties that could cause actual results to differ materially from those described therein. These risks and uncertainties include, but are not limited to the following: the impact of the novel coronavirus pandemic ("COVID-19"), including the measures that have been and may be taken by governmental authorities to mitigate it, on our business, financial condition and results of operations; the impact of current and proposed federal, state and local vaccine mandates, including potential staffing shortages; changes in or our failure to comply with existing federal and state laws or regulations or the inability to comply with new government regulations on a timely basis; changes in Medicare and other medical payment levels; our ability to open care centers, acquire additional care centers and integrate and operate these care centers effectively; competition in the healthcare industry; changes in the case mix of patients and payment methodologies; changes in estimates and judgments associated with critical accounting policies; our ability to maintain or establish new patient referral sources; our ability to consistently provide high-quality care; our ability to attract and retain qualified personnel; our ability to keep our patients and employees safe; changes in payments and covered services by federal and state governments; future cost containment initiatives undertaken by third-party payors; our access to financing; our ability to meet debt service requirements and comply with covenants in debt agreements; business disruptions due to natural disasters or acts of terrorism, widespread protests or civil unrest; our ability to integrate, manage and keep our information systems secure; our ability to realize the anticipated benefits of acquisitions, investments and joint ventures; changes in laws or developments with respect to any litigation relating to the Company, including various other matters, many of which are beyond our control, and such other factors as discussed throughout Part I, Item 1A. "Risk Factors" of this Annual Report on Form 10-K.
Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on any forward-looking statement as a prediction of future events. We expressly disclaim any obligation or undertaking and we do not intend to release publicly any updates or changes in our expectations concerning the forward-looking statements or any changes in events, conditions or circumstances upon which any forward-looking statement may be based, except as may be required by law. For a discussion of some of the factors discussed above as well as additional factors, see Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Critical Accounting Estimates” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Unless otherwise provided, “Amedisys,” “we,” “us,” “our,” and “the Company” refer to Amedisys, Inc. and our consolidated subsidiaries and when we refer to 2021, 2020 and 2019, we mean the twelve month period then ended December 31, unless otherwise provided.
A copy of this Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC, including all exhibits, is available on our internet website at http://www.amedisys.com on the “Investors” page under the “SEC Filings” link.

PART I
ITEM 1. BUSINESS
Overview
Amedisys, Inc. is a leading healthcare services company committed to helping our patients age in place by providing clinically excellent care and support in the home. Our operations involve serving patients across the United States through our four operating divisions: home health, hospice, personal care and high acuity care. We deliver clinically distinct care that best suits our patients' needs, whether that is home-based recovery and rehabilitation after an operation or injury or care that empowers patients to manage a chronic disease through our home health division, hospice care at the end of life, providing assistance with daily activities through our personal care division or delivering the essential elements of inpatient hospital, palliative and skilled nursing facility ("SNF") care to patients in their homes through our high acuity care division.
We are among the largest providers of home health and hospice care in the United States, with approximately 21,000 employees in 528 care centers in 38 states within the United States and the District of Columbia. Our employees deliver the highest quality care performing more than 11.5 million visits for more than 445,000 patients annually. Over 3,000 hospitals and 90,000 physicians nationwide have chosen us as a partner in post-acute care.
Due to the age demographics of our patient base, our services are primarily paid for by Medicare which has represented approximately 74% to 75% of our net service revenue over the last three years. We also remain focused on maintaining a profitable and strategically important managed care contract portfolio. We continuously work with our payors to structure innovative contracts which reward us for providing quality care to our patients.
Amedisys is headquartered in Baton Rouge, Louisiana, with an executive office in Nashville, Tennessee. Our common stock is currently traded on the NASDAQ Global Select Market under the trading symbol “AMED.” Founded and incorporated in Louisiana in 1982, Amedisys was reincorporated as a Delaware corporation prior to becoming a publicly traded company in August 1994.
Our strategy is to be the best choice for care wherever our patients call home. We accomplish this by providing clinically distinct care, being the employer of choice and delivering operational excellence and efficiency, which when combined, drive growth. Our mission is to provide best-in-class home health, hospice, personal care and high acuity care services allowing our patients to maintain a sense of independence, quality of life and dignity while delivering industry leading outcomes. We believe that our unwavering dedication to clinical quality and constant focus on both our patients and our employees differentiates us from our competitors.
Our Home Health Segment:
Our home health segment provides compassionate healthcare to help our patients recover from surgery or illness, live with chronic diseases and prevent avoidable hospital readmissions. Our home health footprint includes 331 care centers located in 34 states within the United States and the District of Columbia. Within these care centers, we deploy our care teams which include skilled nurses who are trained, licensed and certified to administer medications, care for wounds, monitor vital signs and provide a wide range of other nursing services; rehabilitation therapists specialized in physical, speech and occupational therapy; and social workers and aides who assist our patients with completing important personal tasks.
We take an empowering approach to helping our patients and their families understand their medical conditions, how to manage them and how to maximize the quality of their lives while living with a chronic disease or other health condition. Our clinicians are trained to understand the whole patient – not just their medical diagnosis.
Our commitment to clinical distinction is most evident in our clinical quality measures such as the Quality of Patient Care and Patient Satisfaction star ratings. In the Centers for Medicare and Medicaid Services (“CMS”) reports for the January 2022 release, the Quality of Patient Care star average across all Amedisys providers was 4.33 with 95% of our care centers at 4+ stars and 37 care centers rated at 5 stars. Our Patient Satisfaction star average for the January 2022 release was 3.60, outperforming the industry average by 3%. Our goal is to have all care centers achieve a 4.0 Quality of Patient Care star rating, and we are implementing targeted action plans to continue to improve the quality of care we deliver for our patients and further our culture of quality.

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
Since 2019, we have acquired Compassionate Care Hospice ("CCH"), RoseRock Healthcare ("RoseRock"), Asana Hospice ("Asana"), AseraCare Hospice ("AseraCare") and Visiting Nurse Association ("VNA"). With these acquisitions, Amedisys now owns and operates 175 hospice care centers in 34 states, providing care to more than 13,000 patients daily as the third largest hospice provider in the United States. Within these care centers, we deploy our care teams which include nurse practitioners and other skilled nurses, social workers, aides, bereavement counselors and chaplains.
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
Our Personal Care Segment:
Personal care provides assistance with the essential activities of daily living. Amedisys acquired its first personal care company in 2016 and continued to expand our personal care segment with four additional acquisitions. We currently operate 12 personal-care care centers in Massachusetts and one personal-care care center in each of Florida and Tennessee.
Our High Acuity Care Segment:
The acquisition of Contessa Health ("Contessa") on August 1, 2021 established our high acuity care segment. Our high acuity care segment has the capability to deliver the essential elements of inpatient hospital, SNF care and palliative care to patients in their homes. In connection with the acquisition of Contessa, we obtained interests in a professional corporation that employs clinicians and eight joint ventures with health system partners. Additionally, the acquisition provided the Company with an advanced claims analytic platform, network management and additional capabilities to enter into risk-based arrangements with managed care organizations.
Our joint venture partners in the high acuity care segment represent national and large regional healthcare systems, each of which view the ability to provide inpatient level care in patients’ homes as critical to relieving capacity constraints within their facilities, providing care in a more cost-effective setting and keeping patients engaged with their health system brand by providing a superior patient experience. The patients who utilize our home-based recovery services typically have one or more chronic conditions that have historically required frequent emergency department visits and inpatient hospital stays. Our patient satisfaction scores for these home-based programs have consistently exceeded 90%, and we have successfully reduced hospital and skilled nursing readmission rates compared to historical baselines for these episodes of care.
We provide management services to the joint ventures which include the development and implementation of clinical protocols to ensure the safe and efficient delivery of services in the home and high quality outcomes; an internally-developed technology platform that provides medical documentation, analytics and claims processing capabilities; provider network development services to ensure that all care resources are available to meet patient needs; and expertise in developing and negotiating contracts with third party health insurance payors to provide reimbursement on a risk-based episodic basis. Our expertise and capabilities in these areas deliver value to both the health system and the health insurance payor and give us the opportunity for future expansion within the healthcare continuum for chronically ill patients, including primary care at home and palliative care services, especially as the U.S. population ages and consumer preferences continue to shift to home-based care. Our joint venture partnership model with leading healthcare systems and our relationships with health plan insurers facilitate our ability to take and manage additional risk for this patient population in value-based arrangements.
Network Partnerships:
We have a network partnership with ClearCare, Inc. ("ClearCare"), the provider of the personal care industry’s leading software platform, representing 4,000 personal care agencies in every zip code in the United States, in order to better coordinate patient care. We also have a Care Coordination Agreement with BrightStar Care to add its agencies to the Amedisys personal care network, which helps facilitate the coordination of care between our home health and hospice care centers and a network of personal care partners. Long term, we believe these agreements will allow us to build a nation-wide network of personal care agencies and further our efforts to provide patients with a true care continuum in the home. These relationships will also help us as we continue to have innovative payment conversations with Medicare Advantage plans who have begun to recognize the value that combined home health, hospice, personal care and high acuity care services bring to their members and care delivery infrastructure.
Responding to the Changing Regulatory and Reimbursement Environment:
As the government continues to seek opportunities to refine payment models, we believe that our strategy of becoming a leader in providing a range of services across the at-home continuum positions us well for the future. Our ability to provide quality home health, hospice, personal care and high acuity care allows us to partner with health systems and managed care organizations to improve care coordination, reduce hospitalizations and lower costs.
Innovations:
In the coming year, our core business innovations will consist of workforce optimization, with a focus on new ways to engage, recruit and retain our clinical staff, and continuing to differentiate our service offerings as we build out our aging-in-place capabilities. The acquisition of Contessa in 2021 will also be a platform for continued innovations as we look to expand Contessa’s lines of business to include palliative care at home and home based primary care.
Acquisitions:
On May 1, 2021, we acquired the regulatory assets of a home health provider in Randolph County, North Carolina.
On July 1, 2021, we acquired VNA, a home health and hospice provider with locations in Nebraska and Iowa.
On July 12, 2021, we acquired the regulatory assets of a home health provider in New York.
On August 1, 2021, we acquired Contessa, a leader in hospital-at-home and SNF at-home services.
On October 18, 2021, we acquired the regulatory assets of a home health provider in North Carolina.
Financial Information:
Financial information for our home health, hospice, personal care and high acuity care segments can be found in our consolidated financial statements included in this Annual Report on Form 10-K.
Human Capital
Our employees are critical to our vision to be the leading aging-in-place company. Taking care of our people is our top priority. Our success is directly correlated with our ability to continue to attract, develop and retain the most qualified and passionate employees. Our work is not just a job but a calling. Our workforce strategy emanates from our core values of SPIRIT - Service, Passion, Integrity, Respect, Innovation and Talent. We know that by taking care of our people, they can continue to provide industry leading patient care. Our mission has never been more important than has been demonstrated during the public health emergency.
As of February 18, 2022, we employed approximately 21,000 people throughout the United States. We also utilize contract employees in the normal course of our business.

Diversity and Inclusion:
We endeavor to create a culture of caregiving where our employees feel as cared for every day as our patients. Success means all team members feel a sense of belonging, support and empowerment to be their best selves personally and professionally. We have committed to giving our employees a voice and have instituted numerous formal listening programs - quarterly pulse surveys, focus groups and town halls - to routinely gather feedback from our employees and address any concerns. Our commitment to diversity and inclusion is also broadly reflected across our policies and people practices. Under the leadership of our employee-led Diversity and Inclusion Council, over 1,100 leaders participated in diversity and inclusion training designed to support a positive and inclusive work environment during 2021. Additionally, we have established three Employee Resource Groups ("ERGs") to foster connection and community within our workforce: (1) Global Black Community, (2) LGBTQIA+ and (3) disAbilities.
We are also committed to having a diverse Board of Directors. Women currently comprise over half of the directors on our Board, and in December 2020, we expanded the Board to add a woman of color.
Talent Acquisition, Retention and Development:
We strive to hire, develop and retain top talent. The core of our care delivery model is dependent upon attracting clinicians, predominately nurses. We compete for talent by offering a great culture, an opportunity to provide the highest quality clinical care and competitive market-based compensation. Our compensation plans are designed to deliver a competitive base pay as well as attractive incentive opportunities, primarily for leadership positions, but also to reward quality care. We provide significant opportunities for development and continuing education as we know that career development is a key component of attracting and retaining top talent. We continually monitor and assess employee metrics on hiring, retention and terminations to gain a deep understanding of our workforce and drive continuous improvement.
The continuing novel coronavirus pandemic ("COVID-19") and demand for clinicians has pressured the labor markets. Clinicians are becoming harder to recruit and more costly to employ. Recently announced vaccine mandates could further impact the pool of available clinicians. Innovation in recruiting and a continued focus on retention are key initiatives for the Company to ensure adequate clinical capacity for our patients.
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
Our focus on the health and safety of our employees became even more critical during COVID-19, and Amedisys took action to protect, educate and care for our employees. Measures taken to continue to support our caregivers during the pandemic include:
•Monitoring our clinical protocols for COVID-19 testing, proper usage of personal protective equipment ("PPE"), caring for COVID-positive patients and maintaining safety measures in our care centers;
•Maintaining our COVID-19 Resource Center available 24 hours a day, seven days a week for employees to access educational materials, safety documents, policies, clinical protocols and operational metrics;
•Providing access to COVID-19 self-test kits to all employees;
•Communicating each state's vaccination plan and developing a state by state protocol to work with local health departments and other health systems to obtain vaccine appointments for our clinical staff;
•Implementing a company-wide vaccine tracker to maintain documentation related to individual employee vaccination status to comply with both state and federal mandates;
•Providing paid leave during required quarantine periods; and
•Procuring millions in PPE and creating a centralized distribution center for all critical PPE, allowing us to flex our supplies on a care center by care center basis, based on need and demand.

Payment for Our Services
Our revenues are derived in large part from governmental third-party payors. Governmental payment programs are subject to statutory and regulatory changes, retroactive rate adjustments, administrative or executive orders and government funding restrictions, all of which may materially increase or decrease the rate of program payments to us for our services. It is possible that future budget cuts in Medicare and Medicaid may be enacted by Congress and implemented by CMS. Therefore, we cannot assure you that payments from governmental or private payors will remain at levels comparable to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations: Overview – CMS Payment Updates" for additional information on the most recent regulations from CMS.
Home Health Medicare
The Medicare home health benefit is available both for patients who need home care following discharge from a hospital and patients who suffer from chronic conditions that require ongoing, but intermittent, care.
As a condition of participation under Medicare, beneficiaries must be homebound (meaning that the beneficiary is unable to leave his/her home without a considerable and taxing effort), require intermittent skilled nursing, physical therapy or speech therapy services and receive treatment under a plan of care established and periodically reviewed by a physician. In order to provide greater flexibility during COVID-19, CMS has relaxed the definition of homebound status through the duration of the public health emergency. During the pandemic, a beneficiary is considered homebound if they have been instructed by a physician not to leave their house because of a confirmed or suspected COVID-19 diagnosis or if the patient has a condition that makes them more susceptible to contracting COVID-19. Therefore, if a beneficiary is homebound due to COVID-19 and requires skilled services, the services will be covered under the Medicare home health benefit.
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

Period	Base Episode Payment
January 1, 2019 through December 31, 2019	$3,154
January 1, 2020 through December 31, 2020 (only applied to episodes beginning on December 31, 2019 or prior)	$3,221
Effective January 1, 2020, CMS implemented a revised case-mix adjustment methodology, the Patient-Driven Groupings Model ("PDGM"). PDGM uses a 30-day period of care rather than a 60-day episode of care as the unit of payment, eliminates the use of the number of therapy visits provided in determining payment and relies more heavily on clinical characteristics and other patient information. Under PDGM, each 60-day episode includes two 30-day payment periods. The table below includes the base 30-day payment rates.

Period	Base 30-Day Payment
January 1, 2020 through December 31, 2020 (only applies to episodes beginning on January 1, 2020 and thereafter)	$1,864
January 1, 2021 through December 31, 2021	$1,901
January 1, 2022 through December 31, 2022	$2,032
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
As a Medicare provider, we are subject to periodic audits by the Medicare program, and that program has various rights and remedies against us if they assert that we have overcharged the program or failed to comply with program requirements. Home health providers are subject to pre- and post-payment reviews for compliance with Medicare coverage guidelines and medical necessity. Adjustments on this basis may include individual claims adjustments or overpayment determinations based on an extrapolated sample of claims. Medical necessity reviews evaluate whether services are clinically appropriate in terms of frequency, type, extent, site and duration. Technical billing and documentation reviews focus on documentation of services. Medicare and other payors may reject or deny claims for payment if the underlying documentation does not support the medical necessity of services or fails to establish satisfaction of a coverage rule, such as if a provider is unable to perform periodic therapy assessments required by coverage criteria or cannot provide appropriate billing documentation, acceptable physician authorizations or face-to-face meeting documentation.
Medicare can reopen previously filed and reviewed claims and deny coverage of the services and require us to repay any overcharges, as well as make deductions from future amounts due to us. In the ordinary course of business, we appeal the Medicare and Medicaid program's denial of claims that we believe are inappropriate in an effort to recover the denied claims.
Home Health Non-Medicare
Payments from Medicaid and private insurance carriers are either a percentage of Medicare rates or per-visit rates depending upon the terms and conditions established with such payors. Reimbursements from our non-Medicare payors that are based on Medicare rates are paid in a similar manner and subject to the same adjustments as discussed above for Medicare; however, these rates can vary based upon negotiated terms which generally range from 95% to 100% of Medicare rates. Approximately 30% of our managed care contract volume affords us the opportunity to receive additional payments if we achieve certain quality or process metrics as defined in each contract (e.g. star ratings and acute-care hospitalization rates).
Hospice Medicare
The Medicare hospice benefit is available when a physician and specific clinical findings support a diagnosis of a terminal condition where the patient has a terminal diagnosis of six months or less. Hospice care is evaluated in benefit periods: two 90-day benefit periods followed by an unlimited number of 60-day benefit periods. Payments are based on daily rates for each day a beneficiary is enrolled in the hospice benefit. Payments are made according to a fee schedule that has four different levels of care: routine home care, continuous home care, inpatient respite care and general inpatient care. The daily payment rates are intended to cover costs that hospices incur in furnishing services identified in patients' care plans, based on specific levels of care. Payments are adjusted by a wage index to reflect health care labor costs across the country and are established annually through federal legislation.
Medicare payments include two separate payment rates for routine care: payments for the first 60 days of care and care beyond 60 days. In addition to the two routine rates, Medicare also reimburses for a service intensity add-on (“SIA”). The SIA is based on visits made in the last seven days of life by a registered nurse or medical social worker for patients in a routine level of care.
Adjustments for eligibility and technical billing requirements may be made to Medicare revenue based on the same claims processing reviews described above for home health services when we find we are unable to obtain appropriate billing documentation, authorizations or face-to-face documentation and other reasons unrelated to credit risk.
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
Payment rates for hospice care, the hospice cap amount and the hospice wage index are updated annually according to Section 1814(i)(1)(C)(ii)(VII) of the Social Security Act ("SSA"), which requires CMS to use the inpatient hospital market basket, adjusted for multifactor productivity and other adjustments as specified in the SSA, to determine the hospice payment update percentage. The caps are subject to annual and retroactive adjustments, which can cause providers to be required to reimburse the Medicare program if such caps are exceeded. Our ability to stay within these caps depends on a number of factors, each determined on a provider number basis, including the average length of stay and mix in level of care.
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
High Acuity Care
High acuity care payments are derived from two sources: health insurance plans and health system partners. Contracts with health insurance plans provide for fixed payment rates for a 30-day or 60-day episode of care indexed to assigned patient diagnoses in return for our obligation to assume risk for the coordination and payment of required medical services necessary to treat the medical condition for which the patient was diagnosed in a home-based setting. Contracts with health system partners provide for payments on a per diem basis at the contracted rate for each day during the remainder of an inpatient acuity stay serviced at the patient's home.
The contracted payment rates are developed by our medical economics team using historical claims and inpatient admission data provided by the respective health insurance plan or health system partner. The data includes medical costs incurred outside of a patient’s historical inpatient stay that may be expected to continue under our program and an estimate of the cost of the medical services under our program which will replace the patient’s inpatient hospital stay. We mitigate the risk of excessive program medical costs by ensuring that we enroll eligible members into the plan, by effectuating clinically effective plans of care and by ensuring that all covered services are related to the condition for which the patient was admitted to the program. Additionally, we have purchased episodic stop-loss insurance for certain payor contracts.
Controls Over Our Business System Infrastructure
We establish and maintain processes and controls over coding, clinical operations, billing, patient recertifications and compliance to help monitor and promote adherence with Medicare requirements.
•Coding – Specified international classification of disease ("ICD") diagnosis codes are assigned to each of our patients based on their particular health conditions (such as diabetes, coronary artery disease or congestive heart failure). Because coding regulations are complex and are subject to frequent change, we maintain controls surrounding our coding process. To reduce the associated risk of coding failures, we provide annual update training to clinical managers, as needed training to care center directors and clinical managers and training during orientation for new employees to ensure accurate information is gathered and provided to our coding team. In addition, our electronic medical records system (Homecare Homebase) includes automated edits for home health and hospice based on pre-defined compliance metrics. For home health, we also provide monthly specialized coding education, obtain outside expert coding instruction and have certified coders review all patient outcome and assessment information sets (“OASIS”) and assign the appropriate ICD code.
•Clinical Operations – We provide education on coverage criteria and conditions of participation and utilize outside expert regulatory services if necessary. Regulatory requirements allow patients to be eligible for home health care benefits if through a face-to-face visit with a physician, they are considered homebound and it is determined that skilled nursing, physical therapy or speech therapy services are required. These clinical services may include: educating the patient about their disease, assessment and observation of disease status, delivery of clinical skills such as wound care, administration of injections or intravenous fluids, management and evaluation of a patient’s plan of care, physical therapy services to assist patients with functional limitations and speech therapy services for speech or swallowing disorders. Patients eligible for hospice care are terminally ill (with a life expectancy of six months or less if the illness runs its normal course). Our hospice program provides care and support to our terminally ill patients with a 6-month prognosis and their families through services including medical care, counseling, spiritual care, pre-bereavement and bereavement support, medication management and needed equipment and supplies for the terminal illness and all related conditions. Our high acuity care clinical protocols include utilization of the Milliman Clinical Guidelines ("MCG") criteria to ensure that patients are eligible for inpatient level care, in-person evaluations by hospital-based physicians to determine the patient's clinical eligibility for home-based inpatient care, social and behavioral assessments to determine safety of the patient's home setting and an informed consent requirement to ensure that the patient and caregivers are comfortable with the delivery of inpatient level care in the home.
•Billing – We maintain controls over our billing processes to help promote accurate and complete billing. Processes and controls have been implemented to ensure that prior to the submission of any bills, the visit/occurrence was completed, documented sufficiently by an appropriate clinician and/or provider, and that the billed claim complies with all regulatory and payor requirements. Examples of process monitoring controls include conducting annual billing compliance testing, user access reviews for billing systems and use of automated daily billing operational indicators. We take prompt corrective action with employees who knowingly fail to follow our billing policies and procedures.
•Patient Recertification – In order to be recertified for an additional home health episode of care, a patient must continue to meet qualifying criteria and have a continuing medical need that requires the skills of a nurse or therapist. Changes in the patient’s condition may require changes to the patient’s medical regimen or modified care protocols within the episode of care. The patient’s progress towards established goals is evaluated prior to recertification. As with the initial episode of care, a recertification requires orders from the patient’s physician. Before any employee recommends recertification to a physician, we conduct a care center level, multidisciplinary care team conference. Specific tools are used to ensure that the patient continues to meet coverage criteria prior to recertifying. Hospice recertification for additional benefit periods of care require continued demonstration of a terminal prognosis as determined by the hospice physician in collaboration with the attending physician and the interdisciplinary care team.
•Compliance – We develop, implement and maintain ethics and compliance programs as a component of the centralized corporate services provided to our home health, hospice, personal care and high acuity-care care centers. Our ethics and compliance program includes a Code of Conduct for our employees, officers, directors, contractors and affiliates and a disclosure program for reporting regulatory or ethical concerns to our compliance team through a confidential hotline, which is augmented by exit surveys of departing employees. We promote a culture of compliance within our company through educational presentations, regular newsletters and persistent messaging from our senior leadership to our employees stressing the importance of strict compliance with legal requirements and company policies and procedures. Additionally, we have mandatory compliance training and testing for all new employees upon hire and annually for all staff thereafter. We also maintain a robust compliance audit program focusing on key risk areas.
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
Our home health and hospice subsidiaries are certified by CMS and therefore are subject to the rules and regulations of the Medicare system. Additionally, all of our business lines are subject to federal, state and local laws and regulations dealing with issues such as occupational safety, employment, medical leave, insurance, civil rights, discrimination, building codes, privacy and recordkeeping. We have set forth below a discussion of the regulations that we believe most significantly affect our home health and hospice businesses.
Licensure, Certificates of Need ("CON") and Permits of Approval ("POA")
Home health and hospice care centers operate under licenses granted by the health authorities of their respective states. Some states require health care providers (including hospice and home health agencies) to obtain prior state approval for the purchase, construction or expansion of health care locations, capital expenditures exceeding a prescribed amount, or changes in services. Additionally, certain states, including a number in which we operate, carefully restrict new entrants into the market based on demographic and/or demonstrative usage of additional providers. These states limit the entry of new providers or services and the expansion of existing providers or services in their markets through a CON or POA process, which is periodically evaluated and updated as required by applicable state law. For those states that require a CON or POA, the provider must complete a separate application process establishing a location and must receive required approvals.

To the extent a CON or other similar approvals are required to expand our operations, our expansion could be adversely affected by the inability to obtain the necessary approvals, changes in the standards applicable to those approvals and possible delays and expenses associated with obtaining those approvals.
In every state where required, our care centers possess a license and/or a CON or POA issued by the state health authority that determines the local service area for the home health or hospice care centers. Currently, state health authorities in 20 states and the District of Columbia require a CON or, in the State of Arkansas, a POA, in order to establish and operate a home health care center, and state health authorities in 12 states and the District of Columbia require a CON to operate a hospice care center.
We operate 245 home health care centers and 51 hospice care centers in the following CON/POA states as listed below.

State	Home Health	Hospice
Alabama	30	10
Arkansas (POA)	5	—
California	4	2
Florida	—	6
Georgia	60	—
Kentucky	17	—
Maine	3	—
Maryland	9	3
Mississippi	9	—
Missouri	6	2
New Jersey	2	—
New York	5	—
North Carolina	9	7
Rhode Island	1	—
South Carolina	26	—
Tennessee	45	15
Washington	2	—
West Virginia	11	6
Washington, DC	1	—
Total Care Centers in CON/POA States	245	51
Medicare Participation: Licensing, Certification and Accreditation
Our care centers must comply with regulations promulgated by the United States Department of Health and Human Services ("HHS") and CMS in order to participate in the Medicare program and receive Medicare payments. Sections 1861(o) and 1891 of the SSA, 42 CFR 484.1 et seq., establish the conditions that a home health agency ("HHA") must meet in order to participate in the Medicare program. Section 1861(dd) of the SSA, 42 CFR 418.1, et seq., establishes the conditions that a hospice provider must meet in order to participate in the Medicare program. Among other things, these regulations, applicable to HHAs and hospices, respectively, known as conditions of participation (“COPs”), relate to the type of facility, its personnel and its standards of medical care, as well as its compliance with federal, state and local laws and regulations. Additional COPs applicable to HHAs focus on the safe delivery of quality care provided to patients and the impact of that care on patient outcomes through the protection and promotion of patients' rights, care planning, delivery and coordination of services and streamlining of regulatory requirements.
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
All providers are subject to compliance with various federal, state and local statutes and regulations in the U.S. and receive periodic inspection by state licensing agencies to review standards of medical care, equipment and safety. We have dedicated internal resources and utilize external parties when necessary to monitor and ensure compliance with the various applicable federal, state and local laws, rules and regulations, as well as requirements of applicable accrediting organizations.
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
Subject to certain exceptions, these laws prohibit any offer, payment, solicitation or receipt of any form of remuneration to induce or reward the referral of business payable under a government health care program or in return for the purchase, lease, order, arranging for, or recommendation of items or services covered under a government health care program. A related law forbids the offer or transfer of anything of value, including certain waivers of co-payment obligations and deductible amounts, to a beneficiary of Medicare or Medicaid that is likely to influence the beneficiary’s selection of health care providers, again, subject to certain exceptions. Violations of the federal anti-kickback statute can result in imprisonment, the imposition of penalties exceeding $100,000, plus three times the amount of the improper remuneration and potentially, exclusion from furnishing services under any government health care program. In addition, the states in which we operate generally have laws that prohibit certain direct or indirect payments or fee-splitting arrangements between health care providers where they are designed to obtain the referral of patients from a particular provider.
Stark Law
The SSA includes a provision commonly known as the “Stark Law.” This law prohibits physicians from referring Medicare and Medicaid patients to entities for the provision of designated health services with which they or any of their immediate family members have a financial relationship, unless an exception to the law's prohibition is met. Sanctions for violating the Stark Law include civil penalties up to $26,125 for each violation, up to $174,172 for schemes to circumvent the Stark restrictions and up to $20,731 for each day an entity fails to report required information and exclusion from the federal health care programs. There are a number of exceptions to the self-referral prohibition, including employment contracts and leases that adhere to certain enumerated requirements.
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
Currently, civil monetary penalties for HIPAA violations can range from $120 to $1.807 million per violation with a maximum fine of $1.807 million for multiple violations of the same provision during a calendar year. To date, the largest penalty imposed by HHS following a data breach is $16 million. State attorneys general may also bring civil enforcement actions under HIPAA, and attorneys general are actively engaged in enforcement. These penalties could be in addition to other penalties assessed by a state for a breach which would be considered reportable under a particular state’s data breach notification laws.
Recent changes to HIPAA have stimulated increased enforcement activity and enhanced the potential that health care providers will be subject to financial penalties for violations of HIPAA. In addition, the Secretary of HHS is required to perform periodic audits to ensure covered entities (and their business associates, as that term is defined under HIPAA) comply with the applicable HIPAA requirements, increasing the likelihood that a HIPAA violation will result in an enforcement action.
In addition to the federal HIPAA regulations, most states also have laws that protect the confidentiality of health information and other personally identifiable information, and these laws may be broader in scope with respect to protected health information and other personal information than HIPAA. Some of these laws grant individuals rights with respect to personal information, and we may be required to expend significant resources to comply with these laws. Further, all 50 states and the District of Columbia have adopted data breach notification laws that impose, in varying degrees, an obligation to notify affected persons and/or state regulators in the event of a data breach or compromise, including when their personal information has or may have been accessed by an unauthorized person. Some state breach notification laws may also impose physical and electronic security requirements regarding the safeguarding of personal information, such as social security numbers and bank and credit card account numbers. Violation of state privacy, security and breach notification laws can trigger significant monetary penalties. In addition, certain states’ privacy, security and data breach laws, including, for example, the California Consumer Privacy Act, amended, effective January 1, 2023, as the California Privacy Rights Act, include private rights of action that may expose us to private litigation regarding our privacy practices and significant damages awards or settlements in civil litigation.
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
The Federal Government has used the FCA to prosecute Medicare and other governmental program fraud in areas such as violations of the Federal anti-kickback statute or the Stark Laws, coding errors, billing for services not provided and submitting false cost reports. The FCA has also been used to prosecute people or entities that bill services at a higher reimbursement rate than is allowed and that bill for care that is not medically necessary. In addition to government enforcement, the FCA authorizes private citizens to bring qui tam or “whistleblower” lawsuits, greatly extending the practical reach of the FCA. The per-claim penalty range is between $11,803 and $23,607 (last updated 2021).
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
In the Patient Protection and Affordable Care Act (enacted in 2010), Congress enacted requirements related to identifying and returning overpayments made under Medicare and Medicaid. CMS finalized regulations regarding this so-called “60-day rule,” which requires providers to report and return Medicare and Medicaid overpayments within 60 days of identifying the overpayment. A provider who retains identified overpayments beyond 60 days may be liable under the FCA. “Identification” occurs when a person “has, or should have through the exercise of reasonable diligence,” identified and quantified the amount of an overpayment. The final rule also established a six-year lookback period, meaning overpayments must be reported and returned if a person identifies the overpayment within six years of the date the overpayment was received. Providers must report and return overpayments even if they did not cause the overpayment.
In addition to the FCA, the Federal Government may use several criminal statutes to prosecute the submission of false or fraudulent claims for payment to the Federal Government. Many states have similar false claims statutes that impose liability for the types of acts prohibited by the False Claims Act. As part of the Deficit Reduction Act of 2005 (the “DRA”), Congress provides states an incentive to adopt state false claims acts consistent with the federal FCA. Additionally, the DRA requires providers who receive $5 million or more annually from Medicaid to include information on federal and state false claims acts, whistleblower protections and the providers’ own policies on detecting and preventing fraud in their written employee policies.
U.S. Food and Drug Administration ("FDA") Regulation
The FDA regulates medical device user facilities, which include home health care providers. FDA regulations require user facilities to report patient deaths and serious injuries to the FDA and/or the manufacturer of a device used by the facility if the device may have caused or contributed to the death or serious injury of any patient. FDA regulations also require user facilities to maintain files related to adverse events and to establish and implement appropriate procedures to ensure compliance with the above reporting and recordkeeping requirements. User facilities are subject to FDA inspection, and noncompliance with applicable requirements may result in warning letters or sanctions including civil monetary penalties, injunction, product seizure, criminal fines and/or imprisonment.
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
Review Choice Demonstration for Home Health Services
On June 8, 2016, CMS announced the implementation of a three-year Medicare Pre-Claim Review Demonstration for Home Health Services ("PCR") provided to beneficiaries in the states of Illinois, Florida, Texas, Michigan and Massachusetts. The pre-claim review is a process through which a request for provisional affirmation of coverage is submitted for review before a final claim is submitted for payment. On April 1, 2017, CMS paused the demonstration while CMS considered a number of changes. CMS revised the demonstration to incorporate more flexibility and choices for providers, as well as risk-based changes to reward providers who show compliance with Medicare home health policies.

On May 31, 2018, CMS issued a notice indicating its intention to re-launch an HHA pre-claim review demonstration project. The original program had drawn criticism that it created significant administrative burdens and reduced access to care. Now called the Review Choice Demonstration for Home Health Services ("RCD"), the revised demonstration gives HHAs in the demonstration states three options: pre-claim review of all claims, post-payment review of all claims, or minimal post-payment review with a 25% payment reduction for all home health services. Under the pre-claim review and post-payment review options, provider claims are reviewed for every episode of care until the appropriate claim approval rate (90% based on a minimum of ten pre-claim requests or claims submitted) is reached. Further, once the appropriate claim approval rate is reached, a provider can elect to opt-out of claim reviews except for a spot check of 5% of its claims to ensure continued compliance. The demonstration initially applies to HHA providers in Florida, Illinois, North Carolina, Ohio and Texas, with the option to expand after five years to other states in the Medicare Administrative Contractor Jurisdiction M (Palmetto). In April 2019, CMS announced a June 1, 2019 start date for RCD in Illinois. In July 2019, CMS announced a September 30, 2019 start date for RCD in Ohio. Thereafter, in an October 21, 2019 release, CMS announced that it will reschedule the next phase of its RCD to allow agencies in Texas, North Carolina and Florida time to transition to PDGM. Throughout the first few months of 2020, CMS made various announcements about new start dates for the remaining three states, including a March 2, 2020 start date in Texas and projected start date of May 4, 2020 for North Carolina and Florida. The Texas portion began as scheduled; however, due to the ongoing Public Health Emergency ("PHE"), on March 31, 2020, CMS announced a voluntary pause of RCD for Illinois, Ohio and Texas and delay for beginning the demonstration in North Carolina and Florida. In July 2020, CMS announced its intention to resume the demonstration on August 30, 2020 for Illinois, Ohio and Texas and a voluntary phase-in for North Carolina and Florida. The voluntary phase-in was extended by CMS in October until January 1, 2021 and then again in December until March 31, 2021. Various other delays were announced throughout 2021 due to the PHE. On July 16, 2021, CMS announced full implementation of the RCD would be effective for providers in Florida and North Carolina September 1, 2021.
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
Under the demonstration, agencies with higher performance receive bonuses, while those with lower scores receive lower payments relative to current levels. Agency performance is evaluated against separate improvement and attainment scores, with payment tied to the higher of these two scores. CMS used 2015 as the baseline year for performance, with 2016 as the first year for performance measurement. The first payment adjustment began January 1, 2018, based on 2016 performance data. Between 2018 and 2022, the payment adjustments vary (upward or downward) from 3% to 8%.
In January 2021, CMS and the Center for Medicare and Medicaid Innovation announced its intention, through rulemaking, to expand HHVBP with an implementation date no earlier than January 2022. In November 2021, CMS issued the Calendar Year 2022 Home Health Final Rule for Medicare home health providers which provides for the expansion of the HHVBP model to all 50 states beginning January 1, 2023 with calendar year 2023 being the first performance year and calendar year 2025 being the first payment year with a proposed maximum payment adjustment, up or down, of 5%. In doing so, the final payment year of the HHVBP demonstration (2022) was cancelled.
Home Health Payment Reform
On February 9, 2018, Congress passed the Bipartisan Budget Act of 2018 ("BBA of 2018"), which provided for a targeted extension of the home health rural add-on payment, a reduction of the 2020 market basket update, modification of eligibility documentation requirements and reform to the Home Health Prospective Payment System ("HHPPS"). The HHPPS reform included the following parameters: for home health units of service beginning on January 1, 2020, a 30-day payment system was to be applied; the transition to the 30-day payment system was to be budget neutral; and CMS was to conduct at least one Technical Expert Panel during 2018, prior to any notice and comment rulemaking process, related to the design of any new case-mix adjustment model.
The Calendar Year 2019 Home Health Final Rule updated the Medicare HHPPS and finalized the implementation of an alternative case-mix adjustment methodology, PDGM, which became effective on January 1, 2020. PDGM adjusted payments to home health agencies based on patient characteristics for 30-day periods of care and also eliminated the use of therapy visits in the determination of payments. While the changes were to be implemented in a budget neutral manner to the industry, the ultimate impact varied by provider based on factors including patient mix and admission source. Additionally, CMS made assumptions about behavioral changes which were finalized in the Calendar Year 2020 Home Health Final Rule released on October 31, 2019 and resulted in a 4.36% reduction to reimbursement. The behavioral changes were related to coding practices, low utilization payment adjustment ("LUPA") management and co-morbidities. CMS is required by law to analyze data for calendar years 2020-2026, retrospectively, to determine the impact of the difference between assumed and actual behavior changes and to make any such payment changes as are necessary to offset or supplement the adjustments based on anticipated behavior. Additionally, in an effort to eliminate fraud risks, CMS reduced the upfront payment associated with requests for anticipated payment ("RAPs") to 20% in 2020 with the full elimination of RAPs in 2021.
Phase-Out of the Rural Add-On
The BBA of 2018 also mandated the implementation of a new methodology for applying rural add-on payments for home health services (“rural add-on”). Unlike previous rural add-ons, which were applied to all rural areas uniformly, the extension provided varying add-on amounts depending on the rural county (or equivalent area) classification by classifying each rural county (or equivalent area) into one of three distinct categories: (1) rural counties and equivalent areas in the highest quartile of all counties and equivalent areas based on the number of Medicare home health episodes furnished per 100 individuals who are entitled to, or enrolled for, benefits under Part A of Medicare or enrolled for benefits under Part B of Medicare only, but not enrolled in a Medicare Advantage plan under Part C of Medicare (the "high utilization" category); (2) rural counties and equivalent areas with a population density of 6 individuals or fewer per square mile of land area that are not included in the "high utilization" category (the "low population density" category); and (3) rural counties and equivalent areas not in either the "high utilization" or "low population density" categories (the "all other" category).
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
Civil Monetary Penalties
HHS may impose civil monetary penalties ("CMP") for a variety of civil offenses related to federal health care programs. They may be imposed upon any person or entity who presents, or causes to be presented, certain ineligible claims for medical items or services, for providing improper inducements to beneficiaries to obtain services, for payments to limit services to patients, and for offenses related to relationships with excluded individuals, among other things.
Maximum CMP amounts have been increased significantly as a result of the BBA of 2018. The maximum CMP has increased to $105,563 for knowingly making or causing to be made a false statement, omission or misrepresentation of a material fact in any application, bid or contract to participate or enroll as a provider or supplier and to $59,527 for making or using a false record or statement that is material to a false or fraudulent claim.

Environmental and Climate Change Matters
We are committed to transparency around our carbon footprint and climate risk. We have adopted an integrated approach to address climate change, with cross-disciplinary teams responsible for managing climate-related activities, initiatives and policies. Strategies and progress toward our goals are reviewed with senior leadership and the Nominating and Corporate Governance Committee of our Board of Directors. We have committed to engage a third party expert by December 31, 2022 to help collect data and measure greenhouse gas (“GHG”) emissions and will establish interim GHG targets covering scope 1 and 2 emissions in line with the Paris Agreement’s 1.5°C emissions reduction goal and report all Scope 3 emissions and a timeline for establishing Scope 3 GHG reduction targets by December 31, 2023. Additional information about our environmental and climate change related goals will be included in our inaugural sustainability report, which we expect to publish in 2022 and will be available on our website. For more information regarding climate change and its possible adverse impact on us, see “Item 1A. Risk Factors — Risks Related to Our Operations — Our operations could be impacted by natural disasters and climate change” in this Annual Report on Form 10-K.
Our Competitors
There are few barriers to entry in the home health and hospice jurisdictions that do not require a CON or POA. Our primary competition in these jurisdictions comes from local privately and publicly-owned and hospital-owned health care providers. We compete based on the quality of services, the availability of personnel, expertise of visiting staff, and, in certain instances, on the price of our services. In addition, we compete with a number of non-profit organizations that finance acquisitions and capital expenditures on a tax-exempt basis or receive charitable contributions that are unavailable to us.
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
Our net service revenue is primarily derived from Medicare, which accounted for 75%, 75% and 74% of our revenue during 2021, 2020 and 2019, respectively. Payments received from Medicare are subject to changes made through federal legislation. When such changes are implemented, we must also modify our internal billing processes and procedures accordingly, which can require significant time and expense. These changes, as further detailed in Part I, Item 1, “Business: Payment for Our Services,” can include changes to base payments and adjustments for home health services, changes to cap limits and per diem rates for hospice services and changes to Medicare eligibility and documentation requirements or changes designed to restrict utilization. Any such changes, including retroactive adjustments, adopted in the future by CMS could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.
Section 6407 of the Affordable Care Act, as implemented by 42 CFR § 424.22, added Medicare requirements for face-to-face encounters to support claims for home health services. The requirements for face-to-face encounters continue to be one of the most complex issues in the industry and can be the source of claims denials if not fulfilled. Section 6407(d) of the Affordable Care Act also provided that the requirements for face-to-face encounters in the provisions described above shall apply in the case of physicians making certifications for home health services under title XIX of the Act (Medicaid) in the same manner and to the same extent as such requirements apply under title XVIII  (Medicare).
There are continuing efforts to reform governmental health care programs that could result in major changes in the health care delivery and reimbursement system on a national and state level, including changes directly impacting the reimbursement systems for our home health and hospice care centers. Though we cannot predict what, if any, reform proposals will be adopted, health care reform and legislation may have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows through decreasing payments made for our services.
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
Section 1895(b)(3)(B)(v) of the Social Security Act requires the submission of quality data by home health agencies. Failure to submit quality data will result in a 2% reduction in the home health agency's annual home health payment update percentage. This pay-for-reporting requirement was implemented on January 1, 2007. In the Calendar Year 2015 Home Health Final Rule, CMS defined a more explicit “Pay-for-Reporting Performance Requirement” by which provider compliance with quality reporting requirements can be measured. In the Calendar Year 2016 Home Health Final Rule, CMS required home health agencies to report prescribed quality assessment data for a minimum of 90% of all patients.
The Improving Medicare Post-Acute Care Transformation Act of 2014 (the “IMPACT Act”) requires the submission of standardized data by home health agencies and other providers. Specifically, the IMPACT Act requires, among other significant activities, the reporting of standardized patient assessment data with regard to quality measures, resource use and other measures. Failure to report data as required will subject providers to a 2% reduction in market basket prices then in effect.
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
Both government and private payors are increasingly looking to value-based purchasing to contain costs. Value-based purchasing focuses on quality of outcomes and efficiency of care, rather than quantity of care. Per the Calendar Year 2022 Home Health Final Rule for Medicare home health providers, value-based purchasing will be expanded to all 50 states beginning January 1, 2023. CMS may also create a similar plan for hospices in the future. Government and private payors’ implementation of value-based purchasing requirements could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.
Any economic downturn, deepening of an economic downturn, continued deficit spending by the Federal Government or state budget pressures may result in a reduction in payments and covered services.
Adverse developments in the United States could lead to a reduction in Federal Government expenditures, including governmentally funded programs in which we participate, such as Medicare and Medicaid. In addition, if at any time the Federal Government is not able to meet its debt payments unless the federal debt ceiling is raised, and legislation increasing the debt ceiling is not enacted, the Federal Government may stop or delay making payments on its obligations, including funding for government programs in which we participate, such as Medicare and Medicaid. Failure of the government to make payments under these programs could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. Further, any failure by the United States Congress to complete the federal budget process and fund government operations may result in a Federal Government shutdown, potentially causing us to incur substantial costs without reimbursement under the Medicare program, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. As an example, the failure of the 2011 Joint Select Committee to meet its Deficit Reduction goal resulted in an automatic reduction in Medicare home health and hospice payments of 2% beginning April 1, 2013 ("sequestration" - suspended from May 1, 2020 through March 31, 2022; reinstated at 1% for the period April 1, 2022 through June 30, 2022 and at 2% thereafter).
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
Our non-Medicare revenue and profitability are affected by continuing efforts of third party payors to maintain or reduce costs of health care by lowering payment rates, narrowing the scope of covered services, increasing case management review of services and negotiating pricing. There can be no assurance that third party payors will make timely payments for our services, and there is no assurance that we will continue to maintain our current payor or revenue mix. We are continuing our efforts to develop our non-Medicare sources of revenue. Any changes in payment levels from current or future third party payors could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.
Risks Related to our Operations
Our business may be materially adversely affected by the ongoing COVID-19 pandemic.
The outbreak of the COVID-19 pandemic has resulted in a general economic downturn and volatility in the stock market and has also caused and may continue to cause a decrease in our patient volumes and revenues, an increase in our costs, an inability to access our patients and referral sources, staffing shortages and medical supply shortages, any of which, or a combination of which, could have a material adverse effect on our business and financial results. The ultimate impact of COVID-19, including the impact on our liquidity, financial condition and results of operations, is uncertain and will depend on many factors and future developments, which are highly uncertain and cannot be predicted at this time, such as the severity, scope and length of time that the pandemic continues, including regional surges in COVID-19 cases at various times, the impact of new variants of the virus, uncertainty regarding vaccine utilization and efficacy in slowing the spread of the virus, staffing shortages due to federal, state and local vaccine mandates, the impact of COVID-19 on the national and global economy, the effect of COVID-19 on the demand for our services, our ability to ensure the safety of our patients and employees and the actions taken by federal, state and local authorities to contain or treat the COVID-19 pandemic. In addition, the COVID-19 pandemic has resulted in widespread global supply chain disruptions to vendors including critical supply shortages, significant material cost inflation and extended lead times for items that are required for our operations. Any such interruptions could increase our costs and could limit the availability of products critical to our operations.
A shortage of qualified registered nursing staff and other clinicians, such as therapists and nurse practitioners, could materially impact our ability to attract, train and retain qualified personnel and could increase operating costs.
We compete for qualified personnel with other healthcare providers. Our ability to attract and retain clinicians depends on several factors, including our ability to provide these personnel with attractive assignments and competitive salaries and benefits. We cannot be assured we will succeed in any of these areas. In addition, there are shortages of qualified health care personnel in some of our markets. As a result, we may face higher costs of attracting clinicians and providing them with attractive benefit packages than we originally anticipated or we may have to utilize contract clinicians, both of which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. In addition, if we expand our operations into geographic areas where health care providers historically have been unionized, or if any of our care center employees become unionized, being subject to a collective bargaining agreement may have a negative impact on our ability to timely and successfully recruit qualified personnel and may increase our operating costs. Generally, if we are unable to attract and retain clinicians, the quality of our services may decline and we could lose patients and referral sources, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.
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
One of our strategies is to diversify our payor sources by increasing the business we do with managed care companies. We strive to put in place favorable contracts with managed care payors; however, we may not be successful in these efforts. Additionally, there is a risk that the favorable managed care contracts that we put in place may be terminated. Managed care contracts typically permit the payor to terminate the contract without cause, on very short notice, typically 60 days, which can provide payors leverage to reduce volume or obtain favorable pricing. Our failure to negotiate and put in place favorable managed care contracts, or our failure to maintain in place favorable managed care contracts, could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.
Our industry is highly competitive, with few barriers to entry in certain states.
There are few barriers to entry in home health and hospice markets that do not require a CON or POA. Our primary competition comes from local privately-owned, publicly-owned and hospital-owned health care providers. We compete based on the availability of personnel, the quality of services, expertise of visiting staff, and in certain instances, on the price of our services. In addition, we compete with a number of non-profit organizations that finance acquisitions and capital expenditures on a tax-exempt basis or receive charitable contributions that are unavailable to us. Increased competition in the future may limit our ability to maintain or increase our market share.
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

The success of our high acuity care segment depends on on our ability to enter into capitation and other forms of risk-based contracts with managed care health plans. If we are unsuccessful in obtaining these contracts or if we are unsuccessful in managing costs associated with risk-based contracts, our business and consolidated financial condition, results of operations and cash flows could be materially adversely affected.
Our acquisition of Contessa not only established the foundation for our high acuity care segment, but it also added key infrastructure to enable us to more quickly and effectively enter into risk-based contracts with managed care health plans. Should our high acuity care joint venture partnerships not deliver sufficient perceived value to managed care health plans, those health plans may limit or forego opportunities to partner with us in expanded risk-based contracts. Additionally, assuming risk from managed care health plans requires that the appropriate clinical and operating protocols be in place to actuarially assess eligible members and determine historical baseline healthcare expenditures, enroll eligible members into the program, effectuate a clinically effective plan of care to treat those patients primarily in a home-based setting and coordinate care throughout various phases of the member’s treatment including proactive primary care and palliative care services. Should we be ineffective in identifying and enrolling members into the program or should the clinical treatment plans we implement for enrolled members not result in reduced healthcare costs during the period in which those members are enrolled, we could incur significant additional costs under these contracts that exceed the revenues we receive. These negative outcomes could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.
Our business depends on our information systems. A cyber-attack, security breach or our inability to effectively integrate, manage and keep our information systems secure and operational could disrupt our operations.
Most healthcare providers, including all who accept commercial insurance, Medicare and Medicaid, must comply with the HIPAA regulations regarding the privacy and security of protected health information. All 50 states also maintain laws focused on the privacy, security and notification requirements with regard to personal information, including health information. The HIPAA regulations impose significant requirements on providers and our third party vendor business associates with regard to how such protected health information may be used and disclosed. Further, the regulations include extensive and complex requirements for providers to establish reasonable and appropriate administrative, technical and physical safeguards to ensure the confidentiality, integrity and availability of protected health information. Providers are obligated under HIPAA and state law to notify individuals and the government if personal information is compromised as defined by the respective law. In addition to federal regulators, state attorneys general are also enforcing information security breaches. All 50 states have breach notification laws. In addition to state laws regarding confidentiality of medical information, several states are now focused on expanding state privacy laws regarding personal information. HIPAA directs the Secretary of HHS to provide for periodic audits to ensure covered entities (and their business associates, as that term is defined under HIPAA) comply with the applicable HIPAA requirements.
Our networks, systems and devices store sensitive information, including intellectual property, proprietary business information and personal information of our patients, partners and employees. We have installed privacy protection systems and devices on our network, systems and point of care tablets in an attempt to prevent unauthorized access to information created, received, transmitted and maintained by us. However, our technology may fail to adequately secure the protected health information and personal information we create, receive, transmit and maintain in our databases. In such circumstances, we may be held liable to our patients and regulators, which could result in fines, litigation or adverse publicity that could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. Even if we are not held liable, any resulting negative publicity could harm our business and distract the attention of management.
Our business depends on effective, secure and operational information systems which include systems provided by or hosted by external contractors, partners and other service providers. For example, our care centers depend upon our information systems and software for patient care, accounting, billing, collections, risk management, quality assurance, human resources, payroll and other information considered to be sensitive and/or confidential. We believe that our subcontractors and vendors take precautionary measures to prevent problems that could affect our business operations as a result of failure or disruption to their information systems or networks. However, there is no guarantee such efforts will be successful in preventing a system disruption or security incident. The occurrence of any information system failure or security incident at one of these third parties could result in interruptions, delays, breaches of protected health information and personal information, loss or corruption of data and cessations or interruptions in the availability of these systems and the information they create, receive, transmit or maintain. All of these events or circumstances, among others, could have an adverse effect on our business and consolidated financial condition, results of operations and cash flows, and they could harm our business reputation.
In general, all information systems including those we host or have hosted by third parties are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, human acts, break-ins and other intentional or unintentional events. Our business is also at risk from and may be materially impacted and/or disrupted by information security incidents, such as ransomware, malware, viruses, phishing, social engineering and other security events. Such incidents can range from individual attempts to gain unauthorized access to information technology systems to more sophisticated security threats. These events can also result from internal compromises, such as human error or malicious acts, and can occur on our systems or on the systems of our partners and subcontractors.
Problems with, or the failure of, our technology and systems or any system upgrades or programming changes associated with such technology and systems could have a material adverse effect on our operations, patient care, data capture and integrity, medical documentation, billing, collections, assessment of internal controls and management and reporting capabilities. If we experience a reduction in the performance, reliability or availability of our information systems, our operations and ability to produce timely and accurate reports could be materially adversely affected.
Our information systems and applications also require continual maintenance, upgrading and enhancement to meet our operational and security needs. Our acquisition activity requires transitions and integration of various information systems. We regularly upgrade and expand our information systems’ capabilities. If we experience difficulties with the transition and integration of information systems or are unable to implement, maintain or expand our systems properly, we could suffer from, among other things, operational disruptions, regulatory investigations or audits and increases in administrative expenses.
As cyber threats continue to evolve, we may be required to expend significant capital and other resources to protect against the threat of security breaches or to mitigate and alleviate problems caused by security incidents, including unauthorized access to protected health information and personal information stored in our information systems and the introduction of computer viruses or other malicious software programs to our systems. Our security measures may be inadequate to prevent security breaches and our business operations and reputation could be materially adversely affected by federal and state fines and penalties, legal claims or proceedings, cancellation of contracts and loss of patients if security breaches are not prevented. The healthcare industry is currently a target for cyber criminals and is therefore experiencing increased attention on compliance with regulations designed to safeguard protected health information and mitigate cyber-attacks on entities. There are significant costs associated with a breach, including investigation costs, remediation and mitigation costs, notification costs, attorney fees, litigation and the potential for reputational harm and lost revenues due to a loss in confidence in the provider. We cannot predict the costs to comply with these laws or the costs associated with a potential breach of protected health information, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows, and our business reputation.
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
As a result of operating in the home health industry, our business entails an inherent risk of claims, losses and potential lawsuits alleging incidents involving our employees that are likely to occur in a patient’s home. We maintain professional liability insurance to provide coverage to us and our subsidiaries against these risks. However, we cannot assure you claims will not be made in the future in excess of the limits of our insurance, nor can we assure you that any such claims, if successful and in excess of such limits, will not have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. Our insurance coverage also includes fire, property damage, cyber security and general liability with varying limits. We cannot assure you that the insurance we maintain will satisfy claims made against us or that insurance coverage will continue to be available to us at commercially reasonable rates, in adequate amounts or on satisfactory terms. Any claims made against us, regardless of their merit or eventual outcome, could damage our reputation and business.
We may be subject to substantial malpractice or other similar claims.
The services we offer involve an inherent risk of professional liability and related substantial damage awards. As of February 18, 2022, we have approximately 21,000 employees (10,900 home health, 6,500 hospice, 1,900 personal care, 200 high acuity care and 1,000 corporate employees). In addition, we employ direct care workers on a contractual basis to support our existing workforce. Due to the nature of our business, we, through our employees and caregivers who provide services on our behalf, may be the subject of medical malpractice claims. A court could find these individuals should be considered our agents, and, as a result, we could be held liable for their acts or omissions. We cannot predict the effect that any claims of this nature, regardless of their ultimate outcome, could have on our business or reputation or on our ability to attract and retain patients and employees. While we maintain malpractice liability coverage that we believe is appropriate given the nature and breadth of our operations, any claims against us in excess of insurance limits, or multiple claims requiring us to pay deductibles, could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.
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
Because we have grown in part through acquisitions, goodwill and other acquired intangible assets represent a substantial portion of our assets. Goodwill was $1.2 billion as of December 31, 2021 and if we make additional acquisitions, it is likely that we will record additional goodwill and intangible assets in our consolidated financial statements. We also have long-lived assets consisting of property and equipment and other identifiable intangible assets of $129.6 million as of December 31, 2021, which we review on a periodic basis as well as when events or circumstances indicate that the carrying amount of an asset may not be recoverable. If a determination that a significant impairment in value of our unamortized intangible assets or long-lived assets occurs, such determination could require us to write off a substantial portion of our assets. A write off of these assets could have a material adverse effect on our consolidated financial condition and results of operations.
Our operations could be impacted by natural disasters and climate change.
The occurrence of natural disasters and extreme weather conditions, such as hurricanes, tornadoes, wildfires, earthquakes and floods, in the markets in which we operate could not only impact the day-to-day operations of our care centers, but could also disrupt our relationships with patients, employees and referral sources located in the affected areas and, in the case of our corporate office, our ability to provide administrative support services, including billing and collection services. In addition, any episode of care that is not completed due to the impact of a natural disaster will generally result in lower revenue for the episode. Our corporate office and a number of our care centers are located in the southeastern United States and the Gulf Coast Region, increasing our exposure to hurricanes and flooding. Moreover, global climate change could increase the intensity of individual hurricanes or the number of hurricanes that occur each year. Even if our facilities are not directly damaged, we may experience considerable disruptions in our operations due to property damage or electrical outages experienced in storm-affected areas by our care givers, payors, vendors and others. Additionally, long-term adverse weather conditions, whether caused by global climate change or otherwise, could cause an outmigration of people from the communities where our care centers are located. If any of the circumstances described above occur, there could be a harmful effect on our business and our results of operations could be adversely affected.

Risks Related to our Growth Strategies
Our growth strategy depends on our ability to acquire additional care centers and integrate and operate these care centers effectively, make investments and enter into joint ventures and other strategic relationships. If our growth strategy is unsuccessful or we are not able to successfully integrate newly acquired care centers into our existing operations, our business and consolidated financial condition, results of operations and cash flows could be materially adversely affected.
We may not be able to fully integrate the operations of our acquired businesses with our current business structure in an efficient and cost-effective manner. Acquisitions, investments, joint ventures or strategic relationships involve significant risks and uncertainties, including:
•Difficulties in recouping partial episode payments and other types of misdirected payments for services from the previous owners in an acquisition;
•Difficulties integrating acquired personnel and business practices into our business;
•The potential loss of key employees, referral sources or patients of acquired care centers;
•The delay in payments associated with change in ownership, control and the internal processes of the Medicare Administrative Contractors;
•The assumption of liabilities and exposure to unforeseen liabilities of acquired care centers;
•The incurrence or assumption of significant debt, which could also cause a deterioration of our credit ratings, result in increased borrowing costs and interest expense and diminish our future access to the capital markets;
•Diverging interests from those of our joint venture partners or other strategic partners - we may not be able to direct the management and operations of the joint venture or other strategic relationship in the manner we believe is most appropriate, exposing us to additional risk;
•Variability in operating results which could cause our financial results to differ from our own expectations or the investment community’s expectations in any given period, or over the long-term; and
•Pre-closing and post-closing earnings charges which could adversely impact operating results in any given period.
As a result of our acquisitions and investments, we have recorded significant goodwill and other assets on our balance sheet. If we are not able to realize the value of these assets, or if the fair value of our investments declines, we may be required to record impairment charges which could have a material adverse effect on our consolidated financial condition and results of operations.
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
Divestitures or other dispositions could negatively impact our business, and contingent liabilities from businesses that we have sold could adversely affect our business and consolidated financial condition, results of operations and cash flows.
We continually assess the strategic fit of our existing businesses and may divest, spin-off or otherwise dispose of businesses that are deemed not to fit with our strategic plan or are not achieving the desired return on investment. These transactions pose risks and challenges that could negatively impact our business and financial statements. For example, when we decide to sell or otherwise dispose of a business or assets, we may be unable to do so on satisfactory terms within our anticipated timeframe or at all, and even after reaching a definitive agreement to sell or dispose a business, the sale is typically subject to satisfaction of pre-closing conditions which may not become satisfied. In addition, divestitures or other dispositions may dilute our earnings per share, have other adverse tax, financial and accounting impacts and distract management, and disputes may arise with buyers. In addition, we may retain responsibility for and/or agree to indemnify buyers against some known and unknown contingent liabilities related to certain businesses or assets we sell or dispose. Any of these conditions or liabilities may negatively impact our results of operations and cash flows.
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
As a result of our participation in the Medicare and Medicaid programs, we are subject to various governmental reviews, audits and investigations to verify our compliance with these programs and applicable laws and regulations. We also are subject to audits under various federal and state government programs in which third party firms engaged by CMS, including the Recovery Audit Contractors (“RACs”), Zone Program Integrity Contractors (“ZPICs”), Uniform Program Integrity Contractors ("UPICs"), Program Safeguard Contractors (“PSCs”), Medicaid Integrity Contractors (“MICs”) and Supplemental Medical Review Contractors (“SMRCs”), conduct extensive reviews of claims data and medical and other records to identify potential improper payments under the Medicare program. The Office of Inspector General-HHS ("OIG") also conducts audits and has included various home health agency and hospice payment and quality issues in its current workplan. Additionally, private pay sources reserve the right to conduct audits. If billing errors are identified in the sample of reviewed claims, the billing error can be extrapolated to all claims filed which could result in a larger overpayment than originally identified in the sample of reviewed claims. Our costs to respond to and defend reviews, audits and investigations may be significant and could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. Moreover, an adverse review, audit or investigation could result in:
•required refunding or retroactive adjustment of amounts we have been paid pursuant to the federal or state programs or from private payors;
•state or federal agencies imposing fines, penalties and other sanctions on us;
•loss of our right to participate in the Medicare program, state programs or one or more private payor networks; or
•damage to our business and reputation in various markets.
These results could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

If a care center fails to comply with the conditions of participation in the Medicare program, that care center could be subjected to sanctions or terminated from the Medicare program.
Each of our care centers must comply with required conditions of participation in the Medicare program. If we fail to meet the conditions of participation at a care center, we may receive a notice of deficiency from the applicable state surveyor. If that care center then fails to institute an acceptable plan of correction to remediate the deficiency within the correction period provided by the state surveyor, that care center could be terminated from the Medicare program or subjected to alternative sanctions. CMS may impose temporary management, direct a plan of correction, direct training or impose payment suspensions and civil monetary penalties, in each case, upon providers who fail to comply with the conditions of participation. Termination of one or more of our care centers from the Medicare program for failure to satisfy the program’s conditions of participation, or the imposition of alternative sanctions, could disrupt operations, require significant attention by management or have a material adverse effect on our business and reputation and consolidated financial condition, results of operations and cash flows.
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
The health care industry in the United States is subject to fundamental changes due to ongoing health care reform efforts and related political, economic and regulatory influences. In March 2010, comprehensive health care reform legislation was signed into law in the United States through the passage of PPACA, which called for a number of changes to Medicare payment rates and the rebasing of the home health payment system to be made over time. PPACA has had and will likely continue to have a significant impact upon the health care delivery system. Implementation of the regulations and related initiatives as required by PPACA may increase our costs, decrease our revenues, expose us to expanded liability or require us to revise the ways in which we conduct our business.
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
In addition to impacting our Medicare businesses, PPACA may also significantly affect our non-Medicare business. PPACA makes many changes to the underwriting and marketing practices of private payors. The resulting economic pressures could prompt these payors to seek to lower their rates of reimbursement for the services we provide. As a result, PPACA may continue to have residual effects on our non-Medicare business.
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
Our business is characterized by delays from the time we provide services to the time we receive payment for these services. Timing delays in billings and collections may cause working capital shortages. Working capital management, including prompt and diligent billing and collection, is an important factor in achieving our financial results and maintaining liquidity. It is possible that delays in obtaining documentation support such as physician orders, system problems, Medicare or other payor issues or industry trends may extend our collection period, which may materially adversely affect our working capital, and our working capital management procedures may not successfully mitigate this risk.
On May 29, 2018, CMS issued a notice indicating its intention to re-launch a home health agency pre-claim review demonstration project. Now called the Review Choice Demonstration for Home Health Services ("RCD"), the revised demonstration will give home health agencies in the demonstration states three initial options: pre-claim review of all claims, post-payment review of all claims, or minimal post-payment review with a 25% payment reduction for all home health services. Reduced review options are available for home health agencies that demonstrate compliance. Compliance with this process could result in increased administrative costs or delays in reimbursement for home health services in states subject to the demonstration.
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
Effective January 1, 2020, CMS implemented a revised case-mix adjustment methodology, the Patient-Driven Groupings Model ("PDGM"). Although this change was to be implemented in an overall budget neutral manner, the ultimate impact varied by provider based on factors including patient mix and admission source. Additionally, CMS made assumptions about behavioral changes which resulted in a 4.36% reduction to reimbursement. Accordingly, the adoption of PDGM had a negative impact on our Medicare revenue per episode in 2020. Payment updates could negatively impact our rates of reimbursement in future years and have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. See Part I, Item 1, “Our Regulatory Environment – Home Health Payment Reform” for additional information.
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
As of December 31, 2021, we had total outstanding indebtedness of approximately $448.0 million. Our level of indebtedness could have a material adverse effect on our business and consolidated financial position, results of operations and cash flows and could impair our ability to fulfill other obligations in several ways, including:
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
The potential cessation or modification of the London Inter-Bank Offered Rate (“LIBOR”) may increase our interest expense or otherwise adversely affect us.
Our credit facility carries a floating interest rate which is tied to the Eurodollar rate (i.e., LIBOR) and the prime rate. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit LIBOR quotations after 2021. However, on November 30, 2020, ICE Benchmark Administration (“IBA”) indicated that it would consult on its intention to cease publication of most USD LIBOR tenors beyond June 30, 2023. On March 5, 2021, the IBA announced that it will cease the publication of one week and two-month U.S. Dollar LIBOR and all non-USD (GBP, EUR, CHF and JPY) LIBOR settings at the end of December 2021, but will extend the publication of the remaining U.S. Dollar LIBOR settings (overnight and one, three, six and twelve month U.S. Dollar LIBOR) until the end of June 2023. U.S. bank regulators have advised banks to cease writing, subject to certain limited exceptions, new U.S. Dollar LIBOR contracts by the end of 2021, and the New York Federal Reserve’s Alternative Reference Rates Committee (“ARCC”) has identified the Secured Overnight Financing Rate (“SOFR”) as the recommended risk-free alternative rate for USD LIBOR. The extended cessation date for most USD LIBOR tenors will allow for more time for existing legacy USD LIBOR contracts to mature and provide additional time to continue to prepare for the transition from LIBOR. At this time, it is not possible to predict the effect any discontinuance, modification or other reforms to LIBOR, or the establishment of alternative reference rates such as SOFR, or any other reference rate, will have on the Company’s financial arrangements.

Risks Related to Ownership of Our Common Stock
The price of our common stock may be volatile, which could lead to securities litigation brought against us or cause investors to lose the value of their investment.
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
In addition, the stock market in general, and the NASDAQ Global Select Market (“NASDAQ”) in particular, has experienced price and volume fluctuations that we believe have often been unrelated or disproportionate to the operating performance of health care provider companies. These broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance. As a result, investors may not be able to sell their common stock at or above the purchase price. In addition, securities class-action cases have often been brought against companies following periods of volatility in the market price of their securities. Such litigation, if instituted against us, could result in substantial costs and a diversion of management's attention and resources.
The activities of short sellers could reduce the price or prevent increases in the price of our common stock. “Short sale” is defined as the sale of stock by an investor that the investor does not own. Typically, investors who sell short believe the price of the stock will fall, and anticipate selling shares at a higher price than the purchase price at which they will buy the stock. As of December 31, 2021, investors held a short position of approximately one million shares of our common stock which represented 3% of our outstanding common stock. The anticipated downward pressure on our stock price due to actual or anticipated sales of our stock by some institutions or individuals who engage in short sales of our common stock could cause our stock price to decline.
Our Board of Directors may use anti-takeover provisions or issue stock to discourage a change of control.
Our certificate of incorporation currently authorizes us to issue up to 60,000,000 shares of common stock and 5,000,000 shares of undesignated preferred stock. Our Board of Directors may cause us to issue additional stock to discourage an attempt to obtain control of our company. For example, shares of stock could be sold to purchasers who might support our Board of Directors in a control contest or to dilute the voting or other rights of a person seeking to obtain control. In addition, our Board of Directors could cause us to issue preferred stock entitling holders to vote separately on any proposed transaction, convert preferred stock into common stock, demand redemption at a specified price in connection with a change in control or exercise other rights designed to impede a takeover.

The issuance of additional shares may, among other things, dilute the earnings and equity per share of our common stock and the voting rights of common stockholders.
We have implemented other anti-takeover provisions or provisions that could have an anti-takeover effect, including advance notice requirements for director nominations and stockholder proposals, no cumulative voting for directors, a requirement that director vacancies are filled by remaining directors (including vacancies resulting from removal), the number of directors is fixed by the Board of Directors, and the Board of Directors can increase or decrease the size of the Board of Directors without stockholder approval (within the range set forth in our Certificate of Incorporation and Bylaws). These provisions, and others that our Board of Directors may adopt hereafter, may discourage offers to acquire us and may permit our Board of Directors to choose not to entertain offers to purchase us, even if such offers include a substantial premium to the market price of our stock. Therefore, our stockholders may be deprived of opportunities to profit from a change of control.
Our Bylaws designate the Court of Chancery of the State of Delaware or, if the Court of Chancery does not have jurisdiction, the federal court for the District of Delaware, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could discourage lawsuits against us and our directors, officers, employees and stockholders.
Our Bylaws provide that unless we otherwise consent to the selection of an alternative forum, the Court of Chancery of the State of Delaware or, if the Court of Chancery does not have jurisdiction, the federal court for the District of Delaware, will be the sole and exclusive forum for any derivative action or proceeding brought on behalf of us, any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders, any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or our Certificate of Incorporation or Bylaws or any action asserting a claim governed by the internal affairs doctrine. This provision would not apply to claims brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or any other claim for which the federal courts have exclusive jurisdiction.
In addition, our Bylaws provide that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933, as amended (the “Securities Act”), unless we consent in writing to the selection of an alternative forum.
These exclusive forum provisions may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with us or our directors or officers, which may discourage such lawsuits against us and our directors, officers, employees and agents.

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
In addition to our executive office and corporate headquarters, we also lease facilities for our home health, hospice and personal-care care centers and our high acuity care joint ventures and administrative office. Generally, our leases have an initial term of five years, but range from one to ten years. Most of our leases also contain early termination options and renewal options. The following table shows the location of our 331 Medicare-certified home health care centers, 175 Medicare-certified hospice care centers, 14 personal-care care centers and 8 high acuity care joint ventures at December 31, 2021:

State	Home Health	Hospice	Personal Care	High Acuity Care	State	Home Health	Hospice	Personal Care	High Acuity Care
Alabama	30	10	—	—	Nebraska	1	7	—	—
Arizona	3	1	—	1	New Hampshire	3	4	—	—
Arkansas	5	—	—	—	New Jersey	2	7	—	—
California	4	2	—	—	New York	5	—	—	1
Connecticut	1	1	—	—	North Carolina	9	7	—	—
Delaware	2	2	—	—	Ohio	1	5	—	—
Florida	18	6	1	—	Oklahoma	6	1	—	—
Georgia	60	9	—	—	Oregon	3	1	—	—
Illinois	3	1	—	—	Pennsylvania	7	22	—	2
Indiana	6	6	—	—	Rhode Island	1	2	—	—
Iowa	—	1	—	—	South Carolina	26	9	—	1
Kansas	—	1	—	—	South Dakota	—	2	—	—
Kentucky	17	—	—	—	Tennessee	45	15	1	—
Louisiana	9	5	—	—	Texas	3	12	—	—
Maine	3	4	—	—	Virginia	13	6	—	—
Maryland	9	3	—	—	Washington	2	—	—	—
Massachusetts	6	10	12	—	West Virginia	11	6	—	—
Michigan	—	1	—	1	Wisconsin	1	3	—	2
Mississippi	9	1	—	—	Washington, D.C.	1	—	—	—
Missouri	6	2	—	—	Total	331	175	14	8

ITEM 3. LEGAL PROCEEDINGS
See Part II, Item 8, Note 11 – Commitments and Contingencies for information concerning our legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Holders
Our common stock trades on the NASDAQ Global Select Market under the trading symbol “AMED.” As of February 18, 2022, there were approximately 482 holders of record of our common stock. This number of holders of record does not represent the actual number of beneficial owners of our common stock because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.
Dividend Policy
We have not declared or paid any cash dividends on our common stock or any other of our securities and do not expect to pay cash dividends for the foreseeable future. We currently intend to retain our future earnings, if any, to fund the development and growth of our business. Future decisions concerning the payment of dividends will depend upon our results of operations, financial condition, capital expenditure plans and debt service requirements, as well as such other factors that our Board of Directors, in its sole discretion, may consider relevant. In addition, our outstanding indebtedness restricts, and we anticipate any additional future indebtedness may restrict, our ability to pay cash dividends; provided, however, that we may pay dividends (i) payable solely in our equity securities or (ii) cash dividends if (1) no default or event of default under the Second Amended Credit Agreement shall have occurred and be continuing at the time of such dividend or would result therefrom, and (2) we demonstrate that, upon giving pro forma effect to such dividend, our consolidated leverage ratio (as defined in the Second Amended Credit Agreement) is less than 2.75 to 1.0.
Purchases of Equity Securities
The following table provides information with respect to purchases made by us of shares of our common stock during each of the months during the three-month period ended December 31, 2021:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
October 1, 2021 to October 31, 2021	1,272		$160.76	—	$115,120,504	(2)
November 1, 2021 to November 30, 2021	—		—	95,118	100,122,288	(2)
December 1, 2021 to December 31, 2021	—		—	—	100,122,288	(2)
	1,272	(1)	$160.76	95,118	$100,122,288	(3)

(1)Includes shares of common stock surrendered to us by certain employees to satisfy tax withholding and/or strike price obligations in connection with the vesting of non-vested stock and the exercise of stock options previously awarded to such employees under our 2008 and 2018 Omnibus Incentive Compensation Plans.
(2)Includes amounts remaining under our existing $100 million share repurchase program, approved by our Board of Directors on December 17, 2020 (the "2021 Share Repurchase Program"), and an additional $100 million under a new share repurchase program approved by our Board of Directors on August 2, 2021 (the "New Share Repurchase Program"), which will commence upon the completion of the 2021 Share Repurchase Program.
(3)Includes amounts remaining under the 2021 Share Repurchase Program, which expired on December 31, 2021, and the New Share Repurchase Program as of December 31, 2021. Effective as of January 1, 2022, we are authorized to repurchase up to $100 million of our common stock through December 31, 2022.

Stock Performance Graph
The Performance Graph below compares the cumulative total stockholder return on our common stock, $0.001 par value per share, for the five-year period ended December 31, 2021, with the cumulative total return on the NASDAQ composite index and an industry peer group over the same period (assuming the investment of $100 in our common stock, the NASDAQ composite index and the industry peer group on December 31, 2016 and the reinvestment of dividends). The peer group we selected is comprised of: Addus Homecare Corporation ("ADUS"), Chemed Corporation ("CHE"), Encompass Health Corporation ("EHC"), LHC Group, Inc. (“LHCG”) and National Healthcare Corporation (“NHC”). The cumulative total stockholder return on the following graph is historical and is not necessarily indicative of future stock price performance. No cash dividends have been paid on our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Amedisys, Inc., the NASDAQ Composite Index,
and a Peer Group

$800
$700
$600
$500
$400
$300
$200
$100
$0
31-Dec-2016
31-Dec-2017
31-Dec-2018
31-Dec-2019
31-Dec-2020
31-Dec-2021
Amedisys, Inc.
NASDAQ Composite
Peer Group

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Amedisys, Inc.	$100.00	$123.65	$274.71	$391.56	$688.08	$379.73
NASDAQ Composite	$100.00	$129.64	$125.96	$172.17	$249.51	$304.85
Peer Group	$100.00	$126.14	$162.75	$217.86	$273.49	$230.40
This stock performance information is “furnished” and shall not be deemed to be “soliciting material” or subject to Regulation 14A under the Exchange Act, shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, and shall not be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act, whether made before or after the date of this report and irrespective of any general incorporation by reference language in any such filing, except to the extent we specifically incorporate the information by reference.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition for 2021, 2020 and 2019. This discussion should be read in conjunction with our audited financial statements included in Item 8, "Financial Statements and Supplementary Data” and Part I, Item 1, “Business” of this Annual Report on Form 10-K. The following analysis contains forward-looking statements about our future revenues, operating results and expectations. See “Special Caution Concerning Forward-Looking Statements” for a discussion of the risks, assumptions and uncertainties affecting these statements as well as Part I, Item 1A, “Risk Factors.”
For a discussion of a comparison of the years ended December 31, 2020 and December 31, 2019, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on February 25, 2021.
Overview
We are a provider of high-quality in-home healthcare and related services to the chronic, co-morbid, aging American population, with approximately 75%, 75% and 74% of our revenue derived from Medicare for 2021, 2020 and 2019, respectively.
Our operations involve servicing patients through our four reportable business segments: home health, hospice, personal care and high acuity care. Our home health segment delivers a wide range of services in the homes of individuals who may be recovering from an illness, injury or surgery. Our hospice segment provides care that is designed to provide comfort and support for those who are facing a terminal illness. Our personal care segment provides patients assistance with the essential activities of daily living. Our high acuity care segment, which was established with the acquisition of Contessa Health ("Contessa") on August 1, 2021, delivers the essential elements of inpatient hospital and skilled nursing facility ("SNF") care to patients in their homes. As of December 31, 2021, we owned and operated 331 Medicare-certified home health care centers, 175 Medicare-certified hospice care centers, 14 personal-care care centers and 8 high acuity care joint ventures in 38 states within the United States and the District of Columbia.
Care Centers Summary (Includes Unconsolidated Joint Ventures)

	Home Health	Hospice	Personal Care	High Acuity Care
At December 31, 2018	323	84	12	—
Acquisitions/Expansions/Denovos	3	59	—	—
Closed/Consolidated	(5)	(5)	—	—
At December 31, 2019	321	138	12	—
Acquisitions/Expansions/Denovos	4	54	2	—
Closed/Consolidated	(5)	(12)	—	—
At December 31, 2020	320	180	14	—
Acquisitions/Expansions/Denovos	11	1	—	8
Closed/Consolidated	—	(6)	—	—
At December 31, 2021	331	175	14	8
2021 Developments
•Maintained the highest Quality of Patient Care star score in the home health industry of 4.33 stars with 95% of our care centers at 4+ Stars.
•Outperformed the industry on all Hospice Item Set ("HIS") measures while preparing for the Hospice Care Index measures.
•Launched a formal Environmental, Social and Governance ("ESG") program with oversight from the Board of Directors.
•Performed 11.5 million visits.

•Expanded our usage and relationship with Medalogix, a predictive data and analytics company, helping to further optimize our current business and positioning us to work more closely with Medicare Advantage payors.
•Meaningfully differentiated our service offering via the acquisition of Contessa, a tech enabled, risk taking, high acuity in-home care asset.
•Acquired/opened 11 home health care centers and 1 hospice care center.
•Innovated on how we engage and recruit clinicians via our investment in ConnectRN.
•Increased operating income 15%.
2022 Strategy
•Further advance our industry leading Quality of Patient Care star scores in home health.
•Drive best-in-class hospice quality as measured by the Hospice Care Index.
•Continue to better the communities and patients we serve by further incorporating Environmental, Social and Governance practices into our business operations.
•Advance our culture and sense of belonging through diversity and inclusion initiatives.
•Build a learning culture through world class leadership development.
•Reduce turnover in all roles, especially focused on critical clinician positions.
•Engage our clinical staff and drive additional productivity with new opportunities and ways to work via our ConnectRN investment and other workforce optimization initiatives.
•Further expand our analytics capabilities internally and through our Medalogix investment.
•Consistently grow all lines of business.
•Pursue consolidations in the home health and hospice industries via a regional-based acquisition strategy.
•Execute new hospital at home joint venture agreements and expand Contessa's service offering into new lines of business such as palliative care at home and primary care at home.
Financial Performance
Results for the year ended December 31, 2021 were impacted by acquisitions, COVID-19 and a full year of the suspension of sequestration (as compared to eight months in 2020). On a consolidated basis, we increased operating income $33 million on a $143 million increase in net service revenue. Our Contessa acquisition reduced operating income by $10 million.
Our home health care centers experienced growth in volumes and improvement in utilization and clinician mix which, combined with rate increases and a full year of sequestration relief, led to the segment delivering a $47 million increase in operating income.
Our hospice segment experienced a 4% decline in our same store average daily census, which is the main driver of hospice revenue, primarily due to a decline in our length of stay due to a delay in the timing of patients coming onto service and an increase in the discharge rate of our patients.
Our personal care segment continued to be impacted by COVID-19 and staffing shortages during 2021.
Our high acuity care segment expanded its joint venture footprint and made significant investments to build the clinical, operational and technological infrastructure necessary to support the development and future growth of home recovery care programs on a national scale.
Economic and Industry Factors
Our home health, hospice, and personal care segments operate in a highly fragmented and highly competitive industry. The degree of competitiveness varies based upon whether our care centers operate in states that require a certificate of need ("CON") or permit of approval ("POA"). In such states, expansion by existing providers or entry into the market by new providers is permitted only where determination is made by state health authorities that a given amount of unmet healthcare need exists. Currently, 74% and 29% of our home health and hospice care centers, respectively, operate in CON/POA states.

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
Wages and other expenses increase during periods of inflation and when labor shortages occur in the marketplace. The impact of inflation on the Company is primarily in the area of labor costs. The healthcare industry is labor intensive. We have experienced, and expect to continue to experience, increases in wage costs. In addition, increases in healthcare costs are typically higher than inflation and impact our costs under our employee benefit plans.
CMS Payment Updates
Hospice
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
Home Health
On November 2, 2021, CMS issued the Home Health Final Rule for Medicare home health providers for calendar year 2022. CMS estimates that the final rule will result in a 3.2% increase in payments to home health providers. This increase is the result of a 2.6% payment update (3.1% market basket adjustment less a 0.5% productivity adjustment) plus a 0.7% fixed-dollar loss ratio adjustment, reduced by 0.1% for the rural add-on. Based on our analysis of the final rule, we expect our impact to be in line with the 3.2% increase.
The final rule also provides for the expansion of the Home Health Value-Based Purchasing ("HHVBP") model to all 50 states beginning January 1, 2023 with calendar year 2023 being the first performance year and calendar year 2025 being the first payment year with a proposed maximum payment adjustment, up or down, of 5%.
The following payment adjustments are effective for each of the years indicated based on CMS’s final rules:

	Home Health			Hospice
	2022	2021	2020	2022 (1)	2021	2020
Market Basket Update	3.1%	2.0%	1.5%	2.7%	2.4%	3.0%
Rural Add-On Adjustment	(0.1)	(0.1)	(0.2)	—	—	—
Productivity Adjustment	(0.5)	—	—	(0.7)	—	(0.4)
Behavioral Assumptions	—	—	(4.4)	—	—	—
Fixed-Dollar Loss Ratio Adjustment	0.7	—	—	—	—	—
Estimated Industry Impact	3.2%	1.9%	(3.1%)	2.0%	2.4%	2.6%
Estimated Company-Specific Impact (2)	3.2%	1.9%	(2.8%)	2.0%	2.4%	0.5%
(1)Effective for services provided from October 1, 2021 to September 30, 2022.
(2)Our company-specific impact of the home health final rule could differ depending on differences in the wage index, our patient case mix and other factors, such as LUPAs or outliers, which are described in more detail under Critical Accounting Estimates below. Our company-specific impact of the hospice final rule could differ based on our mix of patients and differences in the wage index.
Sequestration
In March 2020, the bipartisan Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") provided for the suspension of the automatic 2% reduction of Medicare claim reimbursements ("sequestration") for the period May 1, 2020 through December 31, 2020. The impact was an increase to our 2020 net service revenue of approximately $23 million. In December 2020, Congress passed additional COVID-19 relief legislation as part of the Consolidated Appropriations Act, 2021. This legislation extended the suspension of sequestration through March 31, 2021. In April 2021, Congress passed H.R. 1868, which among other items, provided for an additional extension of the temporary suspension of sequestration through December 31, 2021. The impact was an increase to our 2021 net service revenue of approximately $36 million. In December 2021, Congress passed the Protecting Medicare and American Farmers from Sequester Cuts Act. This legislation extended the 2% suspension of sequestration through March 31, 2022; sequestration will be reinstated as a 1% reduction to Medicare claim reimbursements for the period April 1, 2022 through June 30, 2022 and 2% thereafter.
Novel Coronavirus Pandemic ("COVID-19")
Our operations and financial performance continue to be impacted by COVID-19. The financial impacts of COVID-19 during the years ended December 31, 2021 and 2020 are discussed in further detail under "Results of Operations" below. While we currently believe that we have a reasonable view of operations, the uncertainty created by COVID-19 could alter our outlook of the pandemic's impact on our consolidated financial condition, results of operations or cash flows. The following factors could potentially impact our performance: the increase or decrease in the number of COVID-19 cases nationwide, the severity and impacts of new variants of the virus, uncertainty regarding vaccine utilization rates and efficacy, staffing shortages due to clinician quarantines as well as federal, state and local vaccine mandates, the return of patient confidence to enter a hospital or a doctor's office, the utilization of elective procedures, the ability to have access to our patients in their homes and in facilities, supply chain disruption and our ability to find suitable alternative products at reasonable prices, cost normalization around personal protective equipment ("PPE") and any future or prolonged shelter-in-place orders and other federal, state and local requirements. Potential impacts of COVID-19 on our results include lower revenue; higher salary and wage expense related to quarantine pay, contract clinicians, wage inflation and training; and increased supply costs related to supply chain constraints, PPE and COVID-19 testing. The impacts to net service revenue may consist of the following:
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
For our wholly-owned subsidiaries, we only utilized PRF funds to the extent we had qualifying COVID-19 expenses; we did not use PRF funds to cover lost revenues resulting from COVID-19. The grant income associated with the COVID-19 expenses incurred is reflected in other operating income within our consolidated statements of operations.
•The temporary suspension of the automatic 2% reduction of Medicare claim reimbursements ("sequestration") for the period May 1, 2020 through December 31, 2020. See CMS Payment Updates above for details on extensions beyond December 31, 2020.
•The deferral of the employer share of social security tax (6.2%), effective for payments due after the enactment date through December 31, 2020. During 2020, we deferred approximately $55 million of social security tax. Approximately $27 million was paid during December 2021; the remaining balance is due on December 31, 2022 and is reflected in payroll and employee benefits within our consolidated balance sheet.
•The temporary suspension of Medicare patient coverage criteria and documentation and care requirements and the expansion of providing home health and hospice care to patients via telehealth.
•The ability for non-physician practitioners to certify for home health, order home health services, establish and review plans of care and certify and recertify eligibility.
Our personal care segment did not receive funds under the CARES Act; however, it did receive funds totaling $1 million from the Mass Home Care ASAP COVID-19 Provider Sustainability Program, which were used during 2020 to cover costs related to

COVID-19. The grant income associated with the COVID-19 expenses incurred is reflected in other operating income within our consolidated statements of operations.
The well-being of our employees has been one of our top priorities during this pandemic. We have taken the following steps to support our employees: implemented paid leave during required quarantine periods; awarded bonuses to our clinicians and caregivers who have seen patients during the pandemic; completed an early cash pay-out of employee paid-time-off; instituted work-from-home arrangements for our corporate and administrative support employees; allowed employees to temporarily suspend any 401(k) plan loan deductions and offered employees the option of making a withdrawal from their 401(k) plan for coronavirus-related distributions without incurring the additional 10% early withdrawal penalty; expanded access to telehealth services to all employees; provided access to COVID-19 self-test kits to all employees and created a COVID-19 Resource Center, available 24 hours a day, seven days a week for employees to access educational materials, safety documents, policies, clinical protocols and operational metrics.
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
Long term, we believe these agreements will allow us to build a nation-wide network of personal care agencies and further our efforts to provide patients with a true care continuum in the home. These relationships will also help us as we continue to have innovative payment conversations with Medicare Advantage plans who have begun to recognize the value that combined home health, hospice, personal care and high acuity care services bring to their members and care delivery infrastructure.
Governmental Inquiries and Investigations and Other Litigation
See Item 8, Note 11 – Commitments and Contingencies to our consolidated financial statements for a discussion of and updates regarding legal proceedings and investigations we are involved in. No assurances can be given as to the timing or outcome of these items.

Results of Operations
Consolidated
The following table summarizes our consolidated results of operations (amounts in millions):

	For the Years Ended December 31,
	2021	2020	2019
Net service revenue	$2,214.1	$2,071.5	$1,955.6
Other operating income	13.3	34.4	—
Cost of service, excluding depreciation and amortization	1,233.4	1,185.4	1,150.3
Gross margin, excluding depreciation and amortization	994.0	920.5	805.3
% of net service revenue	44.9%	44.4%	41.2%
Other operating expenses	711.2	668.2	607.9
% of net service revenue	32.1%	32.3%	31.1%
Depreciation and amortization	30.9	28.8	18.4
Asset impairment charge	—	4.2	1.5
Operating income	251.9	219.3	177.5
Total other income (expense), net	28.3	(8.4)	(7.1)
Income tax expense	(70.1)	(25.6)	(42.5)
Effective income tax rate	25.0%	12.2%	24.9%
Net income	210.2	185.2	127.9
Net income attributable to noncontrolling interests	(1.1)	(1.6)	(1.1)
Net income attributable to Amedisys, Inc.	$209.1	$183.6	$126.8
Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020
On a consolidated basis, our operating income increased approximately $33 million on a net service revenue increase of $143 million. These results were impacted by the acquisition of Contessa on August 1, 2021, which contributed $4 million in revenue and an operating loss of $10 million, which is inclusive of $1 million of amortization associated with our technology intangible asset. The year-over-year increases in operating income and net service revenue are primarily related to the impact of COVID-19 on prior year’s results, the acquisition of AseraCare on June 1, 2020, rate increases, the suspension of sequestration effective May 1, 2020, improvements in clinician utilization and discipline mix, higher severance incurred in prior year related to reductions in staffing primarily within our home health segment and the closure of our hospice U.S. Department of Justice ("DOJ") matters (see Item 8, Note 11 – Commitments and Contingencies to our consolidated financial statements for additional information). Partially offsetting these items, we experienced a decline in our same store hospice average daily census, which is the main driver of hospice revenue, a decrease in other operating income due to the expiration of the CARES Act PRF funds, an increase in our cost of service resulting from increases in both our home health cost per visit and hospice cost of service per day and an increase in our other operating expenses.
Our AseraCare acquisition, which closed on June 1, 2020, includes a full year of acquired operations in the current year compared to seven months in the prior year. For the year ended December 31, 2021, AseraCare contributed $103 million in revenue and operating income of $2 million, which is inclusive of $1 million in acquisition and integration costs and $8 million in intangibles amortization. For the year ended December 31, 2020, AseraCare contributed $64 million in revenue and an operating loss of $8 million, which is inclusive of $8 million in acquisition and integration costs and $6 million in intangibles amortization.
As noted above, we received CARES Act PRF funds and Mass Home Care ASAP COVID-19 Provider Sustainability Program funds, which were used to cover COVID-19 expenses. We recorded income related to both of these programs, totaling $13 million and $34 million, to other operating income within our consolidated statements of operations during the years ended December 31, 2021 and 2020, respectively. Due to the expiration of the CARES Act PRF funds on June 30, 2021, we were not able to recognize any operating income during the six-month period ended December 31, 2021 to offset the $8 million of COVID-19 costs incurred during this period.
Our operating results reflect an increase in our other operating expenses compared to prior year. Our 2021 other operating expenses include five months of the acquired operations of Contessa and a full year of the acquired operations of AseraCare compared to seven months in the prior year, both of which have resulted in a year over year increase totaling $15 million.

Excluding the Contessa and AseraCare acquisitions, our other operating expenses increased 4% due to the addition of resources to support growth, planned wage increases, higher health insurance costs, investments related to PDGM, higher recruiting costs, increased costs associated with insurance and legal settlements, increased information technology fees, higher travel and training spend and higher acquisition and integration costs partially offset by lower incentive compensation costs, lower employer payroll taxes associated with employee stock option exercises, lower costs directly attributable to COVID-19 and higher gains on the sale of fleet vehicles.
Total other income (expense), net includes the following items (amounts in millions):

	For the Years Ended December 31,
	2021	2020
Interest income	$—	$0.3
Interest expense	(9.5)	(11.0)
Equity in earnings from equity method investments	4.9	4.0
Gain (loss) on equity method investments	31.1	(3.0)
Miscellaneous, net	1.8	1.3
Total other income (expense), net	$28.3	$(8.4)

Interest expense decreased $2 million year over year as a result of a decrease in outstanding borrowings under our revolving credit facility under our Second Amended Credit Agreement (see Item 8, Note 8 – Long-Term Obligations to our consolidated financial statements for additional information regarding our Second Amended Credit Agreement). Gain (loss) on equity method investments includes a $31 million gain in 2021 related to our investment in Medalogix and a $3 million loss in 2020 from the sale of our investment in the Heritage Healthcare Innovation Fund, LP (see Item 8, Note 1 – Nature of Operations, Consolidation and Presentation of Financial Statements to our consolidated financial statements for additional information).
Our 2020 effective income tax rate was impacted by a $24.0 million income tax benefit recorded in connection with a stock option exercise by Paul B. Kusserow, Chief Executive Officer and Chairman of the Board of Amedisys (see Item 8, Note 9 – Income Taxes to our consolidated financial statements for additional information).

Home Health Segment
The following table summarizes our home health segment results of operations:

	For the Years Ended December 31,
	2021	2020	2019
Financial Information (in millions):
Medicare	$914.5	$847.3	$859.2
Non-Medicare	439.3	401.9	397.2
Net service revenue	1,353.8	1,249.2	1,256.4
Other operating income	7.3	20.2	—
Cost of service	756.6	729.9	754.1
Gross margin	604.5	539.5	502.3
Depreciation and amortization	4.3	3.9	4.2
Asset impairment charge	—	3.4	1.5
Other operating expenses	328.5	307.2	297.2
Operating income	$271.7	$225.0	$199.4
Same Store Growth (1):
Medicare revenue	8%	(1%)	4%
Non-Medicare revenue	9%	1%	16%
Total admissions	6%	1%	7%
Total volume (2)(6)	5%	2%	5%
Key Statistical Data - Total (3):
Admissions	353,075	331,354	328,693
Recertifications (6)	183,134	177,631	171,421
Total volume (6)	536,209	508,985	500,114

Medicare completed episodes	311,531	301,856	306,520
Average Medicare revenue per completed episode (4)	$2,959	$2,836	$2,853
Medicare visits per completed episode (5)	13.9	14.9	17.0

Visiting Clinician Cost per Visit	$93.44	$89.62	$83.11
Clinical Manager Cost per Visit	$9.75	$9.17	$8.04
Total Cost per Visit	$103.19	$98.79	$91.15
Visits	7,331,935	7,388,549	8,273,308
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
(3)Total includes acquisitions, start-ups and denovos.
(4)Average Medicare revenue per completed episode is the average Medicare revenue earned for each Medicare completed episode of care. Average Medicare revenue per completed episode for the years ended December 31, 2021 and 2020 reflects the transition to PDGM effective January 1, 2020 and the suspension of sequestration effective May 1, 2020.
(5)Medicare visits per completed episode are the home health Medicare visits on completed episodes divided by the home health Medicare episodes completed during the period.
(6)Prior year amounts have been recast to conform to the current year calculation.

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020
Operating Results
Overall, our operating income increased $47 million on a $105 million increase in net service revenue. The year over year increases are primarily related to total volume growth, an increase in our Medicare revenue per episode, higher severance incurred in prior year related to reductions in staffing and significant improvement in our operating performance driven by improvements in our clinician utilization and discipline mix, both of which have contributed to year over year gross margin expansion. These items were partially offset by an increase in our total cost per visit, a decrease in other operating income due to the expiration of the CARES Act PRF funds and an increase in our other operating expenses.
Net Service Revenue
Our net service revenue increased $105 million (8%) on a 5% increase in total volume and a 4% increase in Medicare revenue per episode. The volume growth was driven by a 6% increase in same store admissions and a 3% increase in recertification volume. Our admissions were significantly impacted by COVID-19 in the second quarter of the prior year. The increase in Medicare revenue per episode is the result of a 1.9% increase in reimbursement, a full year of the 2.0% benefit related to the suspension of sequestration (effective May 1, 2020), an increase in the functional impairment of our patients and a change in the source/timing and geographic dispersion of our patients.
Other Operating Income
Other operating income consists of the recognition of funds received from the CARES Act PRF, which were available for use through June 30, 2021. For our wholly-owned subsidiaries, we utilized the funds to cover COVID-19 related costs only and recognized income related to these costs totaling $7 million and $20 million during the years ended December 31, 2021 and 2020, respectively. We incurred COVID-19 related costs totaling $6 million during the six-month period ended December 31, 2021; however, we were not able to recognize any income to offset these costs due to the expiration of the CARES Act PRF funds on June 30, 2021. The COVID-19 costs were associated with the purchase of PPE, bonuses paid to our clinicians, premiums paid to contract clinicians in COVID-19 high demand areas, clinician training, quarantine pay and COVID-19 testing. The COVID-19 costs incurred during the year ended December 31, 2021 totaling $13 million have been recorded to cost of service within our consolidated statements of operations. Of the $20 million of COVID-19 costs incurred in the prior year, $19 million was recorded to cost of service and $1 million was recorded to other operating expenses within our consolidated statements of operations.
Cost of Service, Excluding Depreciation and Amortization
Our cost of service consists of costs associated with direct clinician care in the homes of our patients as well as the cost of clinical managers who monitor the overall delivery of care. Our total cost of service increased 4% primarily due to a 4% increase in our total cost per visit. Our total visits declined year over year despite a 5% increase in total volume primarily due to improvements in clinician utilization, as evidenced by a decline of 1.0 visits per completed episode year over year. The 4% increase in our total cost per visit is due to planned wage increases, higher costs associated with the utilization of contractors to supplement our staffing levels, increases in new hire pay, wage inflation, inclement weather pay and higher health insurance costs partially offset by a decrease in COVID-19 costs and higher severance incurred in prior year in connection with a reduction in staffing.
Other Operating Expenses
Other operating expenses increased approximately $21 million primarily due to planned wage increases, the addition of resources to support volume growth, higher health insurance costs, higher recruiting fees, investments related to PDGM and increased costs associated with insurance and legal settlements. These increases were partially offset by lower incentive compensation costs and lower costs directly attributable to COVID-19 in the current year.

Hospice Segment
The following table summarizes our hospice segment results of operations:

	For the Years Ended December 31,
	2021	2020	2019
Financial Information (in millions):
Medicare	$750.1	$710.0	$586.6
Non-Medicare	41.7	40.1	30.6
Net service revenue	791.8	750.1	617.2
Other operating income	6.0	13.1	—
Cost of service	425.2	400.6	335.1
Gross margin	372.6	362.6	282.1
Depreciation and amortization	2.7	2.2	1.6
Asset impairment	—	0.8	—
Other operating expenses	198.4	175.4	137.5
Operating income	$171.5	$184.2	$143.0
Same Store Growth (1):
Medicare revenue	—%	4%	7%
Hospice admissions	2%	6%	4%
Average daily census	(4%)	1%	7%
Key Statistical Data - Total (2):
Hospice admissions	53,507	49,694	40,194
Average daily census	13,271	13,081	11,164
Revenue per day, net	$163.47	$156.69	$151.47
Cost of service per day	$87.77	$83.67	$82.24
Average discharge length of stay	94	99	98
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
Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020
Operating Results
Our operating results for the year ended December 31, 2021 include the acquisition of AseraCare on June 1, 2020 (44 hospice care centers). Acquisitions are included in our consolidated financial statements from their respective acquisition dates. As a result, our hospice segment operating results for 2021 and 2020 are not fully comparable.
Overall, our operating income decreased $13 million on a $42 million increase in net service revenue. The year over year decrease in operating income is primarily due to a decline in our same store average daily census, an increase in our cost of service per day, a decrease in other operating income due to the expiration of the CARES Act PRF funds and an increase in our other operating expenses. These items were partially offset by changes in reimbursement, the suspension of sequestration effective May 1, 2020, the acquisition of AseraCare which resulted in increases to net service revenue and operating income totaling $38 million and $5 million, respectively, and the reversal of a $7 million accrual previously recorded in connection with settlement discussions with the DOJ; we received notice during the second quarter of 2021 that the DOJ has closed its investigation (see Item 8, Note 11 – Commitments and Contingencies to our consolidated financial statements for additional information).

Net Service Revenue
Our net service revenue increased $42 million. Our results include a full year of the acquired operations of AseraCare in the current year compared to seven months in the prior year which resulted in an increase to net service revenue of $38 million. Additionally, revenue was positively impacted by the 2.4% increase in reimbursement effective October 1, 2020 ($12 million), the 2.0% increase in reimbursement effective October 1, 2021 ($3 million), the suspension of sequestration effective May 1, 2020 ($4 million year over year increase) and the reversal of a $7 million accrual as mentioned above. These items were partially offset by a 4% decline in our same store average daily census, which is the main driver of hospice revenue. Our same store average daily census was down year over year primarily due to a decline in our length of stay resulting from a delay in the timing of patients coming onto service and an increase in the discharge rate of our patients.
Other Operating Income
Other operating income consists of the recognition of funds received from the CARES Act PRF which were available for use through June 30, 2021. For our wholly-owned subsidiaries, we utilized the funds to cover COVID-19 related costs only and recognized income related to these costs totaling $6 million and $13 million during the years ended December 31, 2021 and 2020, respectively. We incurred COVID-19 related costs totaling $2 million during the six-month period ended December 31, 2021; however, we were not able to recognize any income to offset these costs due to the expiration of the CARES Act PRF funds on June 30, 2021. The COVID-19 costs were associated with the purchase of PPE, bonuses paid to our clinicians, clinician training, quarantine pay and COVID-19 testing. The COVID-19 costs incurred during the year ended December 31, 2021 totaling $8 million have been recorded to cost of service within our consolidated statements of operations. Of the $13 million of COVID-19 costs incurred in the prior year, $12 million was recorded to cost of service and $1 million was recorded to other operating expenses within our consolidated statement of operations.
Cost of Service, Excluding Depreciation and Amortization
Our hospice cost of service increased 6%. Excluding our AseraCare acquisition, our cost of service increased 1% due to planned wage increases, higher costs associated with the utilization of contractors to supplement our staffing levels, increased costs to hire and retain employees, higher health insurance costs and an increase in visits performed by our hourly hospice aides and licensed practical nurses due to COVID-19 access restrictions being eased partially offset by a 4% decline in our same store average daily census and lower COVID-19 costs.
Other Operating Expenses
Other operating expenses increased $23 million, approximately $12 million of which is related to our AseraCare acquisition. The remaining increase is due to the addition of resources to support growth, planned wage increases, higher health insurance costs, increased costs associated with insurance and legal settlements, higher travel and training spend and higher recruiting fees partially offset by lower incentive compensation costs.

Personal Care Segment
The following table summarizes our personal care segment results of operations:

	For the Years Ended December 31,
	2021	2020	2019
Financial Information (in millions):
Medicare	$—	$—	$—
Non-Medicare	65.0	72.2	82.0
Net service revenue	65.0	72.2	82.0
Other operating income	—	1.1	—
Cost of service	49.1	54.9	61.1
Gross margin	15.9	18.4	20.9
Depreciation and amortization	0.2	0.2	0.2
Other operating expenses	11.2	12.4	12.3
Operating income	$4.5	$5.8	$8.4
Key Statistical Data - Total:
Billable hours	2,275,511	2,730,121	3,308,338
Clients served	12,074	15,019	17,364
Shifts	974,409	1,177,586	1,488,175
Revenue per hour	$28.54	$26.45	$24.80
Revenue per shift	$66.66	$61.31	$55.13
Hours per shift	2.3	2.3	2.2
Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020
Operating income related to our personal care segment decreased $1 million on a $7 million decrease in net service revenue. The decrease in net service revenue is due to the impact of COVID-19 and staffing shortages partially offset by rate increases. The impact of COVID-19 has been partially mitigated by a reduction in cost of service as most of our personal care employees are paid on an hourly basis and a reduction in our other operating expenses.

High Acuity Care Segment
The following table summarizes our high acuity care segment results of operations:

	For the Years Ended December 31,
	2021	2020	2019
Financial Information (in millions):
Medicare	$—	$—	$—
Non-Medicare	3.5	—	—
Net service revenue	3.5	—	—
Other operating income	—	—	—
Cost of service	2.5	—	—
Gross margin	1.0	—	—
Depreciation and amortization	1.3	—	—
Other operating expenses	10.0	—	—
Operating loss	$(10.3)	$—	$—
Key Statistical Data - Total:
Full risk admissions	107	—	—
Limited risk admissions	413	—	—
Total admissions	520	—	—
Direct medical loss ratio	54.0%	—	—
Number of joint ventures	8	—	—
Market penetration	31%	—	—
Patient satisfaction	97%	—	—
Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020
Operating Results
Overall, our high acuity care segment generated revenue totaling $4 million and an operating loss of $10 million. Although we expect our high acuity care segment to continue to generate operating losses over the next year, we also expect improvement in our operating income as we leverage our operating structure through growth in current and future joint ventures and expansion into new lines of business such as palliative care at home and primary care at home.
Net Service Revenue
Our high acuity care segment provides home recovery care services for high acuity patients on either a full risk or limited risk basis, each with different reimbursement arrangements. Full risk admissions are admissions for which we assume the risk for all related healthcare services during a 30-day or 60-day episodic period in exchange for a contracted bundled rate based upon the assigned diagnosis related group ("DRG"). Limited risk admissions are admissions for which we assume the risk for certain healthcare services during a shorter acute phase period (equivalent to an inpatient hospital stay) in exchange for a contracted per diem payment.
Since August 1, 2021, we generated net service revenue of $4 million resulting from 107 full risk admissions and 413 limited risk admissions across our joint ventures with health system partners. Revenue per episode was comprised of $10,457 for full risk episodes and $5,693 for limited risk episodes. The significant utilization of limited risk episodes was primarily due to the impact of heavy COVID-19 surges across certain of our joint venture markets and the resulting patient acuity which necessitated that a portion of our patients' inpatient stays occur within the inpatient hospital facilities rather than in the home.
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
Corporate
The following table summarizes our corporate results of operations:

	For the Years Ended December 31,
	2021	2020	2019
Financial Information (in millions):
Other operating expenses	$163.1	$173.2	$160.9
Depreciation and amortization	22.4	22.5	12.4
Total operating expenses	$185.5	$195.7	$173.3
Corporate expenses consist of costs related to our executive management and corporate and administrative support functions, primarily information services, accounting, finance, billing and collections, legal, compliance, risk management, procurement, marketing, clinical administration, training, human resources and administration.
Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020
Corporate other operating expenses decreased approximately $10 million during the year ended December 31, 2021. Other operating expenses associated with our AseraCare acquisition declined $7 million year over year primarily due to higher acquisition and integration costs incurred in the prior year. Excluding the AseraCare acquisition, corporate other operating expenses decreased $3 million year over year due to lower incentive compensation costs, lower employer payroll taxes associated with employee stock option exercises and higher gains on the sale of fleet vehicles; these items were partially offset by planned wage increases, additional functional support, higher health insurance costs, increased information technology fees and higher acquisition and integration costs related to 2021 mergers and acquisition activity.
Liquidity and Capital Resources
Cash Flows
The following table summarizes our cash flows for the periods indicated (amounts in millions):

	For the Years Ended December 31,
	2021	2020	2019
Cash provided by operating activities	$188.9	$289.0	$202.0
Cash used in investing activities	(281.6)	(287.1)	(352.9)
Cash provided by (used in) financing activities	55.1	(15.0)	227.2
Net (decrease) increase in cash, cash equivalents and restricted cash	(37.6)	(13.1)	76.3
Cash, cash equivalents and restricted cash at beginning of period	83.4	96.5	20.2
Cash, cash equivalents and restricted cash at end of period	$45.8	$83.4	$96.5
Cash provided by operating activities for 2021, 2020 and 2019 have provided sufficient liquidity to finance our capital expenditures, both routine and non-routine, and acquisitions. Changes in our cash provided by operating activities during the past three years were primarily the result of fluctuations in our net income, the collections of our accounts receivable and the timing of payments of accrued expenses. Cash provided by operating activities decreased $100.1 million during 2021 compared to 2020 primarily due to the deferral of payroll taxes and the receipts of CARES Act PRF funds in the prior year and an increase in days revenue outstanding in the current year partially offset by an increase in operating income.
Our cash used in investing activities primarily consists of the purchase of property and equipment, investments and acquisitions. Our 2020 cash flows from investing activities included proceeds from the sale of our investment in the Heritage Healthcare Innovation Fund, LP (see Item 8, Note 1 – Nature of Operations, Consolidation and Presentation of Financial

Statements to our consolidated financial statements for additional information). Excluding these proceeds, cash used in investing activities decreased $23.4 million during 2021 primarily due to reductions in acquisition spend.
Our financing activities primarily consist of borrowings under our term loan and/or revolving credit facility, repayments of borrowings, the remittance of taxes associated with shares withheld on non-cash compensation, proceeds related to the exercise of stock options and the purchase of stock under our employee stock purchase plan and the purchase of company stock under our stock repurchase programs. Additionally, during 2020, our financing activities included the receipt of PRF funds, which we did not expect to retain, totaling $60 million. We repaid all unutilized PRF funds during 2021 (see Item 8, Note 3 – Novel Coronavirus Pandemic ("COVID-19") to our consolidated financial statements for additional information). Cash provided by financing activities totaled $55.1 million during 2021 primarily due to net borrowings under our Second Amended Credit Agreement to fund acquisitions partially offset by the repurchase of company stock and the repayment of unutilized PRF funds. Cash used in financing activities totaled $15.0 million during 2020 primarily due to net repayments of borrowings and the remittance of tax withholding obligations related to non-cash compensation and stock option exercises (see Item 8, Note 10 – Capital Stock and Share-Based Compensation to our consolidated financial statements for additional information), partially offset by the receipt of PRF funds.
Liquidity
Typically, our principal source of liquidity is the collection of our patient accounts receivable, primarily through the Medicare program. In addition to our collection of patient accounts receivable, from time to time, we can and do obtain additional sources of liquidity by the incurrence of additional indebtedness.
During 2021, we spent $6.3 million in capital expenditures compared to $5.3 million and $7.9 million during 2020 and 2019, respectively. Our capital expenditures for 2022 are expected to be approximately $7.0 million to $9.0 million, excluding the impact of any future acquisitions.
Additionally, during 2021, pursuant to our authorized stock repurchase program, we repurchased 446,832 shares of our common stock at a weighted average price of $223.49 per share and a total cost of approximately $100 million. The repurchased shares are classified as treasury shares.
As of December 31, 2021, we had $42.7 million in cash and cash equivalents and $522.5 million in availability under our $550.0 million Revolving Credit Facility.
Based on our operating forecasts and our debt service requirements, we believe we will have sufficient liquidity to fund our operations, capital requirements and debt service requirements for the next twelve months and beyond.
Outstanding Patient Accounts Receivable
Our patient accounts receivable increased $19.8 million from December 31, 2020 to December 31, 2021 primarily due to the elimination of requests for anticipated payment ("RAPs") effective January 1, 2021. Our cash collection as a percentage of revenue was 104% and 106% for the twelve-month periods ended December 31, 2021 and 2020, respectively. Our days revenue outstanding, net at December 31, 2021 was 43.2 days which is an increase of 3.0 days from December 31, 2020.
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

The following schedules detail our patient accounts receivable, by payor class, aged based upon initial date of service (amounts in millions, except days revenue outstanding):

	0-90	91-180	181-365	Over 365	Total
At December 31, 2021:
Medicare patient accounts receivable	$176.7	$7.5	$1.1	$1.4	$186.7
Other patient accounts receivable:
Medicaid	16.0	1.5	0.7	—	18.2
Private	59.7	8.7	1.7	—	70.1
Total	$75.7	$10.2	$2.4	$—	$88.3
Total patient accounts receivable					$275.0
Days revenue outstanding (1)					43.2

	0-90	91-180	181-365	Over 365	Total
At December 31, 2020:
Medicare patient accounts receivable	$156.2	$5.4	$2.1	$0.8	$164.5
Other patient accounts receivable:
Medicaid	20.7	1.7	1.5	—	23.9
Private	58.4	6.4	1.9	—	66.7
Total	$79.1	$8.1	$3.4	$—	$90.6
Total patient accounts receivable					$255.1
Days revenue outstanding (1)					40.2
(1)Our calculation of days revenue outstanding is derived by dividing our ending patient accounts receivable at December 31, 2021 and 2020 by our average daily net service revenue for the three-month periods ended December 31, 2021 and 2020, respectively.
Indebtedness
Second Amendment to the Credit Agreement
On July 30, 2021, we entered into the Second Amendment to our Credit Agreement (as amended by the Second Amendment, the "Second Amended Credit Agreement"). The Second Amended Credit Agreement provides for a senior secured credit facility in an initial aggregate principal amount of up to $1.0 billion, which includes a $550.0 million Revolving Credit Facility and a term loan facility with a principal amount of up to $450.0 million (the "Amended Term Loan Facility" and collectively with the Revolving Credit Facility, the "Amended Credit Facility").
Net proceeds from the $450.0 million Amended Term Loan Facility were used to fund the Contessa acquisition.
Our weighted average interest rate for borrowings under our $450.0 million Amended Term Loan Facility was 1.6% for the period ended December 31, 2021 and 2.2% for the period ended December 31, 2020. Our weighted average interest rate for borrowings under our $550.0 million Revolving Credit Facility was 1.9% for the period ended December 31, 2021 and 2.2% for the period ended December 31, 2020.
As of December 31, 2021, our consolidated leverage ratio was 1.4, our consolidated interest coverage ratio was 27.8 and we are in compliance with our covenants under the Second Amended Credit Agreement.
As of December 31, 2021, our availability under our $550.0 million Revolving Credit Facility was $522.5 million as we have no outstanding borrowings and $27.5 million outstanding in letters of credit.
See Item 8, Note 8 – Long Term Obligations to our consolidated financial statements for additional details on our outstanding long-term obligations.

Stock Repurchase Program
2021 Stock Repurchase Program
On December 23, 2020, we announced that our Board of Directors authorized a stock repurchase program, under which we could repurchase up to $100 million of our outstanding common stock through December 31, 2021 (the "2021 Share Repurchase Program").
Under the terms of the 2021 Share Repurchase program, we were allowed to repurchase shares from time to time through open market purchases, unsolicited or solicited privately negotiated transactions, an accelerated stock repurchase program and/or a trading plan in compliance with Exchange Act Rule 10b5-1. The timing and the amount of the repurchases was determined by management based on a number of factors, including but not limited to share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions and other factors.
Pursuant to this program, we repurchased 446,832 shares of our common stock at a weighted average price of $223.49 per share and a total cost of approximately $100 million during the year ended December 31, 2021. We did not repurchase any shares pursuant to this stock repurchase program during the year ended December 31, 2020. The repurchased shares are classified as treasury shares.
On August 2, 2021, our Board of Directors authorized a share repurchase program, under which we may repurchase up to $100 million of our outstanding common stock through December 31, 2022 to commence upon the completion of the Company's 2021 Share Repurchase Program (the "New Share Repurchase Program").
Under the terms of the New Share Repurchase Program, we are allowed to repurchase shares from time to time through open market purchases, unsolicited or solicited privately negotiated transactions, an accelerated stock repurchase program and/or a trading plan in compliance with Exchange Act Rule 10b5-1. The timing and the amount of the repurchases will be determined by management based on a number of factors, including but not limited to share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions and other factors. We have not repurchased any shares under the New Share Repurchase Program as of December 31, 2021.
2019 Stock Repurchase Program
On February 25, 2019, we announced that our Board of Directors authorized a stock repurchase program, under which we could have repurchased up to $100 million of our outstanding common stock through March 1, 2020. We did not repurchase any shares pursuant to this stock purchase program during 2019 or 2020. This stock repurchase plan expired on March 1, 2020.
Contractual Obligations
Our future contractual obligations at December 31, 2021 were as follows (amounts in millions):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term obligations	$448.0	$12.0	$36.6	$399.4	$—
Interest on long-term obligations (1)	30.3	7.1	13.5	9.7	—
Finance leases	1.7	1.1	0.6	—	—
Operating leases	105.8	33.4	48.5	20.3	3.6
Purchase obligations (2)	11.6	9.2	2.0	0.4	—
Joint venture commitment	9.3	9.3	—	—	—
Uncertain tax positions	2.7	2.7	—	—	—
	$609.4	$74.8	$101.2	$429.8	$3.6
(1)Interest on debt with variable rates was calculated using the current rate for that particular debt instrument at December 31, 2021.
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
Revenue Recognition
We account for revenue from contracts with customers in accordance with Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, and as such, we recognize revenue in the period in which we satisfy our performance obligations under our contracts by transferring our promised services to our customers in amounts that reflect the consideration to which we expect to be entitled in exchange for providing patient care, which are the transaction prices allocated to the distinct services. Our cost of obtaining contracts is not material.
Revenues are recognized as performance obligations are satisfied, which varies based on the nature of the services provided. Our performance obligation is the delivery of patient care services in accordance with the nature and frequency of services outlined in physicians' orders, which are determined by a physician based on a patient's specific goals.
Our performance obligations relate to contracts with a duration of less than one year; therefore, we have elected to apply the optional exemption provided by ASC 606 and are not required to disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied as of the end of the reporting period. The unsatisfied or partially unsatisfied performance obligations are generally completed when the patients are discharged, which generally occurs within days or weeks of the end of the reporting period.
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
Non-contractual revenue adjustments are recorded for self-pay, uninsured patients and other payors by major payor class based on our historical collection experience, aged accounts receivable by payor and current economic conditions. The non-contractual revenue adjustments represent the difference between amounts billed and amounts we expect to collect based on our collection history with similar payors. We assess our ability to collect for the healthcare services provided at the time of patient admission based on our verification of the patient's insurance coverage under Medicare, Medicaid, and other commercial or managed care insurance programs. Medicare represents approximately 75% of our consolidated net service revenue.
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
We determine our estimates for non-contractual revenue adjustments related to our inability to obtain appropriate billing documentation, authorizations or face-to-face documentation based on our historical experience which primarily includes a historical collection rate of over 99% on Medicare claims. Revenue is recorded at amounts we estimate to be realizable for services provided.

Home Health Revenue Recognition
Medicare Revenue
Effective January 1, 2020, the Centers for Medicare and Medicaid Services ("CMS") implemented a revised case-mix adjustment methodology, the Patient-Driven Groupings Model ("PDGM"), to better align payment with patient care needs and to ensure that clinically complex and ill beneficiaries have adequate access to home health care. PDGM uses 30-day periods of care rather than 60-day episodes of care as the unit of payment, eliminates the use of the number of therapy visits provided in determining payment and relies more heavily on clinical characteristics and other patient information.
All Medicare contracts are required to have a signed plan of care which represents a single performance obligation, comprised of the delivery of a series of distinct services that are substantially similar and have a similar pattern of transfer to the customer. Accordingly, we account for the series of services ("episode") as a single performance obligation satisfied over time, as the customer simultaneously receives and consumes the benefits of the goods and services provided. An episode starts the first day a billable visit is performed and ends 60 days later or upon discharge, if earlier, with multiple continuous episodes allowed. Under PDGM, each 60-day episode includes two 30-day payment periods.
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
Medicare can also make various adjustments to payments received if we are unable to produce appropriate billing documentation or acceptable authorizations. We estimate the impact of such adjustments based on our historical experience, which primarily includes a historical collection rate of over 99% on Medicare claims, and record this estimate during the period in which services are rendered to revenue with a corresponding reduction to patient accounts receivable. A 0.1% change in our Medicare collection rate would impact our annual Medicare revenue by approximately $0.9 million.
Amounts due from Medicare include variable consideration for retroactive revenue adjustments due to settlements of audits and payment reviews. We determine our estimates for non-contractual revenue adjustments related to audits and payment reviews based on our historical experience and success rates in the claim appeals and adjudication process.
The Medicare home health benefit requires that beneficiaries be homebound (meaning that the beneficiary is unable to leave his/her home without a considerable and taxing effort), require intermittent skilled nursing, physical therapy or speech therapy services and receive treatment under a plan of care established and periodically reviewed by a physician. In order to provide greater flexibility during the novel coronavirus pandemic ("COVID-19"), CMS relaxed the definition of homebound status through the duration of the public health emergency. During the pandemic, a beneficiary is considered homebound if they have been instructed by a physician not to leave their home because of a confirmed or suspected COVID-19 diagnosis or if the patient has a condition that makes them more susceptible to contracting COVID-19. Therefore, if a beneficiary is homebound due to COVID-19 and requires skilled services, the services will be covered under the Medicare home health benefit.
During 2020, 20% of the reimbursement from each Medicare 30-day payment rate was billed near the start of each 30-day period of care, referred to as a request for anticipated payment ("RAP"), and cash was typically received before all services were rendered. Any cash received from Medicare for a RAP for a 30-day period of care that exceeded the associated revenue earned was recorded to accrued expenses within our consolidated balance sheets. CMS fully eliminated all upfront payments associated with RAPs effective January 1, 2021.

Non-Medicare Revenue
Episodic-based Revenue. We recognize revenue in a similar manner as we recognize Medicare revenue for amounts that are paid by other insurance carriers, including Medicare Advantage programs; however, these amounts can vary based upon the negotiated terms which generally range from 95% to 100% of Medicare rates.
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
Hospice Revenue Recognition
Hospice Medicare Revenue
Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the estimated payment rates. The estimated payment rates are predetermined daily or hourly rates for each of the four levels of care we deliver. The four levels of care are routine care, general inpatient care, continuous home care and respite care. Routine care accounted for 97% of our total Medicare hospice service revenue for each of 2021, 2020 and 2019, respectively. There are two separate payment rates for routine care: payments for the first 60 days of care and care beyond 60 days. In addition to the two routine rates, we may also receive a service intensity add-on (“SIA”). The SIA is based on visits made in the last seven days of life by a registered nurse or medical social worker for patients in a routine level of care.
The performance obligation is the delivery of hospice services to the patient, as determined by a physician, each day the patient is on hospice care.
We make adjustments to Medicare revenue for non-contractual revenue adjustments, which include our inability to obtain appropriate billing documentation or acceptable authorizations and other reasons unrelated to credit risk. We estimate the impact of these non-contractual revenue adjustments based on our historical experience, which primarily includes a historical collection rate of over 99% on Medicare claims, and record it during the period services are rendered. A 0.1% change in our Medicare collection rate would impact our annual Medicare revenue by approximately $0.8 million.
Additionally, our hospice service revenue is subject to certain limitations on payments from Medicare which are considered variable consideration. We are subject to an inpatient cap limit and an overall Medicare payment cap for each provider number. We monitor these caps on a provider-by-provider basis and estimate amounts due back to Medicare if we estimate a cap has been exceeded. We record these adjustments as a reduction to revenue and an increase in accrued expenses within our consolidated balance sheets. Providers are required to self-report and pay their estimated cap liability by February 28th of the following year. As of December 31, 2021, we have settled our Medicare hospice reimbursements for all fiscal years through October 31, 2015. As of December 31, 2021, we have recorded $4.5 million for estimated amounts due back to Medicare in accrued expenses for the Federal cap years ended October 31, 2016 through September 30, 2022. As of December 31, 2020, we had recorded $9.3 million for estimated amounts due back to Medicare in accrued expenses for the Federal cap years ended October 31, 2014 through September 30, 2021.
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

Personal Care Revenue Recognition
Personal Care Revenue
We generate net service revenue by providing our services directly to patients based on authorized hours, visits or units determined by the relevant agency, at a rate that is either contractual or fixed by legislation. Net service revenue is recognized at the time services are rendered based on gross charges for the services provided, reduced by estimates for contractual and non-contractual revenue adjustments. We receive payment for providing such services from payors, including state and local governmental agencies, managed care organizations, commercial insurers and private consumers. Payors include the following elder service agencies: Aging Services Access Points ("ASAPs"), Senior Care Options ("SCOs"), Program of All-Inclusive Care for the Elderly ("PACE") and the Veterans Administration ("VA").
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
Under our health insurance plan contracts, we provide home recovery care services for high acuity care patients on a full risk basis whereby we assume the risk for the coordination and payment of all required medical services necessary to treat the medical condition for which the patient was diagnosed in a home-based setting for a 30-day or 60-day episode of care in exchange for a fixed contracted bundled rate based upon the assigned diagnosis related group ("DRG"). Our performance obligation is the coordination and provision of patient care in accordance with physicians’ orders over either a 30-day or 60-day episode of care. The majority of our care coordination services and direct patient care is provided in the first five to seven days of the episode period (the "acute phase"). Monitoring services and follow-up direct patient care, as deemed necessary by the treating physician, is provided throughout the remainder of the episode. Since the majority of our services are provided during the acute phase, we recognize net service revenues over the acute phase based on gross charges for the services provided per the applicable managed care contract rates, reduced by estimates for revenue adjustments.
Under our contracts with health system partners, we provide home recovery care services for high acuity patients on a limited risk basis whereby we assume the risk for certain healthcare services during the remainder of an inpatient acute stay serviced at the patient's home in exchange for a contracted per diem rate. The performance obligation is the coordination and provision of required medical services, as determined by the treating physician, for each day the patient receives inpatient-equivalent care at home. As such, revenues are recognized as services are administered and as our performance obligations are satisfied on a per diem basis, reduced by estimates for revenue adjustments.
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
Business Combinations
We account for acquisitions using the acquisition method of accounting in accordance with ASC 805, Business Combinations. Acquisitions are accounted for as purchases and are included in our consolidated financial statements from their respective acquisition dates. Assets acquired, liabilities assumed and noncontrolling interests, if any, are measured at fair value on the acquisition date using the appropriate valuation method. Goodwill generated from acquisitions is recognized for the excess of the purchase price over tangible and identifiable intangible assets. In determining the fair value of identifiable intangible assets and any noncontrolling interests, we use various valuation techniques including the income approach, the cost approach and the market approach. These valuation methods require us to make estimates and assumptions surrounding projected revenues and costs, growth rates and discount rates.
Goodwill and Other Intangible Assets
As of December 31, 2021, we had a goodwill balance of $1,196.1 million. Goodwill represents the amount of the purchase price in excess of the fair values assigned to the underlying identifiable net assets of acquired businesses. Goodwill is not amortized, but is subject to an annual impairment test. Tests are performed more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. These events or circumstances include, but are not limited to, a significant adverse change in the business environment, regulatory environment or legal factors, or a substantial decline in the market capitalization of our stock.
U.S. GAAP allows for impairment testing to be done on either a quantitative or qualitative basis. During 2021, we performed a qualitative assessment to determine if it is more likely than not that the fair value of our reporting units are less than their carrying values by evaluating relevant events and circumstances including financial performance, market conditions and share price. Based on this assessment, we concluded that the goodwill associated with our home health, hospice and high acuity care reporting units was not considered at risk of impairment as of October 31, 2021. In addition to the qualitative assessment, we also performed a quantitative analysis for our personal care reporting unit due to the decline in revenues resulting from the impact of COVID-19 and staffing shortages using an income and market approach. Based on this analysis, we concluded that the goodwill associated with our personal care reporting unit was not considered at risk of impairment as of October 31, 2021. Since the date of our last goodwill impairment test, there have been no material developments, events, changes in operating performance or other circumstances that would cause management to believe it is more likely than not that the fair value of any of our reporting units would be less than their carrying amounts.
As of December 31, 2021, we had an other intangible assets balance of $111.2 million. Intangible assets consist of certificates of need, licenses, acquired names, non-compete agreements and technology. We amortize non-compete agreements and acquired names that we do not intend to use indefinitely on a straight-line basis over their estimated useful lives, which are generally two to three years for non-compete agreements and up to three years for acquired names. We amortize technology over its estimated useful service life, which is generally up to seven years. Our indefinite-lived intangible assets are reviewed for impairment annually or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the intangible asset below its carrying amount. We performed a qualitative assessment of our indefinite-lived intangible assets during 2021 and determined that there have been no material developments, events, changes in operating performance or other circumstances that would cause management to believe it is more likely than not that the fair value of any of our indefinite-lived intangible assets would be less than their carrying amounts. During 2020, we also performed a qualitative assessment of our indefinite-lived intangible assets; as a result of this analysis, we wrote off approximately $4.2 million of acquired names that were no longer in use.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from fluctuations in interest rates. Our Term Loan and Revolving Credit Facility carry a floating interest rate which is tied to the Eurodollar rate (i.e. LIBOR) and the Prime Rate and therefore, our consolidated statements of operations and our consolidated statements of cash flows are exposed to changes in interest rates. As of December 31, 2021, the total amount of outstanding debt subject to interest rate fluctuations was $447.2 million. A 1.0% interest rate change would cause interest expense to change by approximately $4.5 million annually, assuming the Company makes no principal repayments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Amedisys, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Amedisys, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Acquisition of Contessa Health, Inc. – Evaluation of the fair value of noncontrolling interest and of certain intangible assets
As discussed in Notes 2 and 4 to the consolidated financial statements, the Company accounts for business combinations using the acquisition method of accounting. The Company acquired Contessa Health, Inc. (Contessa) on August 1, 2021. Intangible assets acquired in connection with this transaction included acquired names, technology and non-compete agreements. In addition, the Company recorded noncontrolling interest related to the acquisition.

We identified the evaluation of the fair value of the noncontrolling interest and of certain intangible assets, which consisted of acquired names and technology, acquired in the Contessa transaction as a critical audit matter. Subjective auditor judgment was required to evaluate the identification of intangible assets acquired and significant assumptions used in the valuation of noncontrolling interest and of certain intangible assets. Specifically, the significant assumptions included projected revenue growth rates, projected earnings before interest, taxes, depreciation and amortization (EBITDA), and the weighted average cost of capital (WACC). Changes to these assumptions could have had a significant effect on the Company’s estimate of fair value of noncontrolling interest and intangible assets.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s acquisition accounting process, including controls over the identification of intangible assets acquired and the development of the significant assumptions used in the valuation of the noncontrolling interest and of the intangible assets. We read the purchase agreement to identify the significant terms, conditions, and intangible assets acquired and compared them to the Company’s analysis of intangible assets acquired. We evaluated the Company’s projected revenue growth rates by comparing such assumptions to those of Contessa’s peers and to industry reports. We evaluated the Company’s projected EBITDA by comparing such assumptions to those of Contessa’s peers. Additionally, we compared the Company’s projected revenue growth rates and projected EBITDA to Contessa’s and the Company’s historical actual results. We involved valuation professionals with specialized skills and knowledge, who assisted in:
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
Baton Rouge, Louisiana
February 24, 2022

AMEDISYS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	As of December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$42,694	$81,808
Restricted cash	3,075	1,549
Patient accounts receivable	274,961	255,145
Prepaid expenses	10,356	10,217
Other current assets	25,598	13,265
Total current assets	356,684	361,984
Property and equipment, net of accumulated depreciation of $96,937 and $95,024	18,435	23,719
Operating lease right of use assets	101,257	93,440
Goodwill	1,196,090	932,685
Intangible assets, net of accumulated amortization of $19,900 and $22,973	111,190	74,183
Deferred income taxes	289	47,987
Other assets	73,023	33,200
Total assets	$1,856,968	$1,567,198
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$38,217	$42,674
Payroll and employee benefits	141,001	146,929
Accrued expenses	150,836	166,192
Provider relief fund advance	—	60,000
Current portion of long-term obligations	12,995	10,496
Current portion of operating lease liabilities	31,233	30,046
Total current liabilities	374,282	456,337
Long-term obligations, less current portion	432,075	204,511
Operating lease liabilities, less current portion	69,309	61,987
Other long-term obligations	4,979	33,622
Total liabilities	880,645	756,457
Commitments and Contingencies – Note 11
Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized; 37,674,868 and 37,470,212 shares issued; and 32,509,969 and 32,814,278 shares outstanding	38	38
Additional paid-in capital	728,118	698,287
Treasury stock at cost, 5,164,899 and 4,655,934 shares of common stock	(435,868)	(319,092)
Retained earnings	639,063	429,991
Total Amedisys, Inc. stockholders’ equity	931,351	809,224
Noncontrolling interests	44,972	1,517
Total equity	976,323	810,741
Total liabilities and equity	$1,856,968	$1,567,198
The accompanying notes are an integral part of these consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	For the Years Ended December 31,
	2021	2020	2019
Net service revenue	$2,214,112	$2,071,519	$1,955,633
Other operating income	13,300	34,372	—
Cost of service, excluding depreciation and amortization	1,233,356	1,185,369	1,150,337
General and administrative expenses:
Salaries and benefits	474,718	449,448	394,452
Non-cash compensation	23,809	26,730	25,040
Other	212,713	192,122	188,434
Depreciation and amortization	30,901	28,802	18,428
Asset impairment charge	—	4,152	1,470
Operating expenses	1,975,497	1,886,623	1,778,161
Operating income	251,915	219,268	177,472
Other income (expense):
Interest income	49	292	78
Interest expense	(9,525)	(11,038)	(14,515)
Equity in earnings from equity method investments	4,949	3,966	5,338
Gain (loss) on equity method investments	31,098	(2,980)	—
Miscellaneous, net	1,745	1,311	2,037
Total other income (expense), net	28,316	(8,449)	(7,062)
Income before income taxes	280,231	210,819	170,410
Income tax expense	(70,065)	(25,635)	(42,503)
Net income	210,166	185,184	127,907
Net income attributable to noncontrolling interests	(1,094)	(1,576)	(1,074)
Net income attributable to Amedisys, Inc.	$209,072	$183,608	$126,833
Basic earnings per common share:
Net income attributable to Amedisys, Inc. common stockholders	$6.41	$5.64	$3.95
Weighted average shares outstanding	32,642	32,559	32,142
Diluted earnings per common share:
Net income attributable to Amedisys, Inc. common stockholders	$6.34	$5.52	$3.84
Weighted average shares outstanding	32,972	33,268	32,990
The accompanying notes are an integral part of these consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	For the Years Ended December 31,
	2021	2020	2019
Net income	$210,166	$185,184	$127,907
Other comprehensive income	—	—	—
Comprehensive income	210,166	185,184	127,907
Comprehensive income attributable to non-controlling interests	(1,094)	(1,576)	(1,074)
Comprehensive income attributable to Amedisys, Inc.	$209,072	$183,608	$126,833
The accompanying notes are an integral part of these consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except common stock shares)

	Total	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests
		Shares	Amount
Balance, December 31, 2018	$482,633	36,252,280	$36	$603,666	$(241,685)	$15	$119,550	$1,051
Issuance of stock – employee stock purchase plan	3,187	30,483	—	3,187	—	—	—	—
Issuance of stock – 401(k) plan	9,753	79,056	—	9,753	—	—	—	—
Issuance/(cancellation) of non-vested stock	—	189,134	1	(1)	—	—	—	—
Exercise of stock options	3,611	87,068	—	3,611	—	—	—	—
Non-cash compensation	25,040	—	—	25,040	—	—	—	—
Surrendered shares	(9,556)	—	—	—	(9,556)	—	—	—
Noncontrolling interest distributions	(1,062)	—	—	—	—	—	—	(1,062)
Net income	127,907	—	—	—	—	—	126,833	1,074
Balance, December 31, 2019	641,513	36,638,021	37	645,256	(251,241)	15	246,383	1,063
Issuance of stock – employee stock purchase plan	3,562	21,561	—	3,562	—	—	—	—
Issuance of stock – 401(k) plan	3,057	18,312	—	3,057	—	—	—	—
Issuance/(cancellation) of non-vested stock	—	169,489	—	—	—	—	—	—
Exercise of stock options	6,325	622,829	1	6,324	—	—	—	—
Non-cash compensation	26,730	—	—	26,730	—	—	—	—
Surrendered shares	(54,493)	—	—	13,358	(67,851)	—	—	—
Noncontrolling interest distributions	(1,122)	—	—	—	—	—	—	(1,122)
Write-off of other comprehensive income	(15)	—	—	—	—	(15)	—	—
Net income	185,184	—	—	—	—	—	183,608	1,576
Balance, December 31, 2020	810,741	37,470,212	38	698,287	(319,092)	—	429,991	1,517
Issuance of stock – employee stock purchase plan	3,968	20,823	—	3,968	—	—	—	—
Issuance/(cancellation) of non-vested stock	—	151,365	—	—	—	—	—	—
Exercise of stock options	2,054	32,468	—	2,054	—	—	—	—
Non-cash compensation	23,809	—	—	23,809	—	—	—	—
Surrendered shares	(16,898)	—	—	—	(16,898)	—	—	—
Shares repurchased	(99,878)	—	—	—	(99,878)	—	—	—
Noncontrolling interest contributions	250	—	—	—	—	—	—	250
Noncontrolling interest distributions	(1,747)	—	—	—	—	—	—	(1,747)
Acquired noncontrolling interest	43,858	—	—	—	—	—	—	43,858
Net income	210,166	—	—	—	—	—	209,072	1,094
Balance, December 31, 2021	$976,323	37,674,868	$38	$728,118	$(435,868)	$—	$639,063	$44,972
The accompanying notes are an integral part of these consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the Years Ended December 31,
	2021	2020	2019
Cash Flows from Operating Activities:
Net income	$210,166	$185,184	$127,907
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,901	28,802	18,428
Non-cash compensation	23,809	26,730	25,040
Non-cash 401(k) employer match	—	—	10,509
Amortization and impairment of operating lease right of use assets	40,364	39,140	35,905
(Gain) loss on disposal of property and equipment	(124)	(30)	141
(Gain) loss on equity method investments	(31,098)	2,980	—
Write-off of other comprehensive income	—	(15)	—
Deferred income taxes	44,582	(26,560)	13,466
Equity in earnings from equity method investments	(4,949)	(3,966)	(5,338)
Amortization of deferred debt issuance costs/debt discount	917	869	873
Return on equity method investments	5,343	5,444	4,955
Asset impairment charge	—	4,152	1,470
Changes in operating assets and liabilities, net of impact of acquisitions:
Patient accounts receivable	(18,030)	2,114	(24,146)
Other current assets	(12,202)	(7,181)	(2,682)
Other assets	(1,017)	31	832
Accounts payable	(4,353)	1,941	(11,329)
Accrued expenses	(26,915)	39,839	42,096
Other long-term obligations	(28,796)	27,717	(329)
Operating lease liabilities	(36,645)	(34,695)	(32,295)
Operating lease right of use assets	(3,060)	(3,544)	(3,503)
Net cash provided by operating activities	188,893	288,952	202,000
Cash Flows from Investing Activities:
Proceeds from the sale of deferred compensation plan assets	135	101	448
Proceeds from the sale of property and equipment	144	80	162
Purchases of property and equipment	(6,302)	(5,332)	(7,888)
Investments in technology assets	(419)	—	—
Purchase of investment	(5,200)	(875)	(210)
Proceeds from sale of equity method investment	—	17,876	—
Acquisitions of businesses, net of cash acquired	(269,965)	(298,958)	(345,460)
Net cash used in investing activities	(281,607)	(287,108)	(352,948)
Cash Flows from Financing Activities:
Proceeds from issuance of stock upon exercise of stock options	2,054	6,325	3,611
Proceeds from issuance of stock to employee stock purchase plan	3,968	3,562	3,187
Shares withheld to pay taxes on non-cash compensation	(16,898)	(54,493)	(9,556)
Noncontrolling interest contributions	250	—	—
Noncontrolling interest distributions	(1,747)	(1,122)	(1,062)
Proceeds from borrowings under term loan	290,312	—	175,000
Proceeds from borrowings under revolving line of credit	500,700	684,200	262,500
Repayments of borrowings under revolving line of credit	(551,700)	(703,200)	(200,000)
Principal payments of long-term obligations	(9,143)	(10,249)	(5,624)
Debt issuance costs	(2,792)	—	(847)
Provider relief fund advance	(60,000)	60,000	—
Purchase of company stock	(99,878)	—	—
Net cash provided by (used in) financing activities	55,126	(14,977)	227,209
Net (decrease) increase in cash, cash equivalents and restricted cash	(37,588)	(13,133)	76,261
Cash, cash equivalents and restricted cash at beginning of period	83,357	96,490	20,229
Cash, cash equivalents and restricted cash at end of period	$45,769	$83,357	$96,490
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$5,291	$6,207	$9,628
Cash paid for income taxes, net of refunds received	$34,097	$50,721	$29,522
The accompanying notes are an integral part of these consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

1. NATURE OF OPERATIONS, CONSOLIDATION AND PRESENTATION OF FINANCIAL STATEMENTS
Amedisys, Inc., a Delaware corporation (together with its consolidated subsidiaries, referred to herein as “Amedisys,” “we,” “us,” or “our”), is a multi-state provider of home health, hospice, personal care and high acuity care services with approximately 75%, 75% and 74% of our revenue derived from Medicare for 2021, 2020 and 2019, respectively. As of December 31, 2021, we owned and operated 331 Medicare-certified home health care centers, 175 Medicare-certified hospice care centers, 14 personal-care care centers and 8 high acuity care joint ventures in 38 states within the United States and the District of Columbia.
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
During the fourth quarter of 2021, the Company adopted ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which was intended to increase transparency around financial reporting regarding government assistance by requiring disclosure of information about (1) the types of government assistance received, (2) an entity's accounting for the government assistance received and (3) the effect of the assistance on an entity's financial statements. The ASU is effective for annual periods beginning after December 15, 2021, with early adoption permitted. See Note 3 – Novel Coronavirus Pandemic ("COVID-19") for the disclosures associated with this standard.
On January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which provided guidance for measuring credit losses on financial instruments. Our adoption of this standard did not have a material effect on our consolidated financial statements.
During the fourth quarter of 2020, the Company adopted ASU 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes, which eliminated certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating taxes during the interim periods and the recognition of deferred tax liabilities for outside basis differences. This guidance also simplified aspects of the accounting for franchise taxes, enacted changes in tax laws or rates and clarified the accounting for transactions that result in a step-up in the tax basis of goodwill. The guidance was effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. Our adoption of this standard on a prospective basis was not material to the Company’s consolidated financial statements.
On January 1, 2019, the Company adopted Accounting Standards Codification ("ASC") 842, Leases, using a modified retrospective transition approach, which requires the new standard to be applied to all leases existing at the date of initial application. Under ASC 842, lessees are required to recognize a lease liability and right-of-use asset ("ROU asset") for all leases with a term greater than twelve months and to disclose key information about leasing arrangements. Additionally, leases are classified as either financing or operating; the classification determines the pattern of expense recognition and classification within the statement of operations. We used the standard's effective date as our date of initial application. Consequently, our financial information was not updated and the disclosures required under the new standard were not provided for dates and periods prior to January 1, 2019. The new standard provided several optional practical expedients that could be adopted at transition. We elected the "package of practical expedients," which allowed us to not reassess our prior conclusions regarding lease identification, lease classification and initial direct costs. We did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us. The most significant effects related to this adoption pertained to (1) the recognition of ROU assets and lease liabilities on our balance sheet for our real estate and fleet operating leases; and (2) significant new disclosures about our leasing activities. Upon adoption, we recognized approximately $80 million in operating leases liabilities with corresponding ROU assets of approximately the same amount. The new standard also provided practical expedients for an entity’s ongoing accounting. We have elected the practical expedient that allows us to not separate lease and non-lease components for all of our leases.
On January 1, 2019, the Company adopted ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployees Share-Based Payment Accounting, which expanded the scope of Topic 718 to include share-based payments issued to nonemployees for goods or services. Our adoption of this standard did not have an effect on our consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
Recently Issued Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. Generally Accepted Accounting Principles ("U.S. GAAP") to contract modifications and hedging relationships that reference the London Inter-Bank Offered Rate ("LIBOR") or another reference rate expected to be discontinued, subject to meeting certain criteria. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), which adds implementation guidance to ASU 2020-04 to clarify certain optional expedients in Topic 848. The guidance in ASU 2020-04 and ASU 2021-01 was effective upon issuance and may generally be applied prospectively through December 31, 2022. This standard will not have an effect on our consolidated financial statements.
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
We account for investments in entities in which we have the ability to exercise significant influence under the equity method if we hold 50% or less of the voting stock and the entity is not a VIE in which we are the primary beneficiary. The book value of investments that we account for under the equity method of accounting totaled $53.1 million and $14.2 million as of December 31, 2021 and 2020, respectively, and is reflected in other assets within our consolidated balance sheets.
We account for investments in entities in which we have less than 20% ownership interest under the cost method of accounting if we do not have the ability to exercise significant influence over the investee. During 2021, we made a $5.0 million investment in ConnectRN, a workforce optimization company; this investment is accounted for under the cost method.
In connection with the acquisition of Contessa Health ("Contessa") on August 1, 2021, we obtained interests in several joint ventures with health system partners and a professional corporation that employs clinicians. Each of these entities meets the criteria to be classified as a VIE. As of December 31, 2021, we are consolidating seven of our eight joint ventures with health system partners as well as the professional corporation as we have concluded that we are the primary beneficiary of these VIEs. We have management agreements in place with each of these entities whereby we manage the entities and run the day-to-day operations. As such, we possess the power to direct the activities that most significantly impact the economic performance of the VIEs. The significant activities include, but are not limited to, negotiating provider and payor contracts, establishing patient care policies and protocols, making employment and compensation decisions, developing the operating and capital budgets, performing marketing activities and providing accounting support. We also have the obligation to absorb any expected losses and the right to receive benefits. Additionally, from time to time we may be required to provide joint venture funding. We account for one of our joint ventures with a health system partner under the equity method of accounting as we are not considered to be the primary beneficiary of this VIE.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
The terms of the agreements with each VIE prohibit us from using the assets of the VIE to satisfy the obligations of other entities. The carrying amount of the VIEs’ assets and liabilities included in our consolidated balance sheets are as follows (amounts in millions):

As of December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$3.1
Patient accounts receivable	2.4
Other current assets	0.1
Total current assets	5.6
Property and equipment	0.1
Total assets	$5.7
LIABILITIES
Current liabilities:
Payroll and employee benefits	$0.3
Accrued expenses	3.4
Current portion of long-term obligations	0.8
Total current liabilities	4.5
Other long-term obligations	—
Total liabilities	$4.5
During 2021, a third-party acquired a majority of the issued and outstanding membership interests of one of our equity method investments, Medalogix, for cash, with the remaining membership interests rolling over into a newly formed entity that includes Medalogix as well as another healthcare predictive data and analytics company. We rolled over 100% of our ownership interest in Medalogix to the newly formed entity, and in connection with this transaction, we recognized a $31.1 million gain based on the purchase price of Medalogix which is reflected in gain (loss) on equity method investments within our consolidated statement of operations for the year ended December 31, 2021.
During 2020, we sold our investment in the Heritage Healthcare Innovation Fund, LP via a secondary transaction for $17.9 million which resulted in a $3.0 million loss which is reflected in gain (loss) on equity method investments within our consolidated statement of operations for the year ended December 31, 2020. The Company's original investment was made in 2010 and no longer fit within our strategic areas of focus. Proceeds from the sale were used to pay down debt and fund capital needs.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Revenue Recognition
We account for revenue from contracts with customers in accordance with ASC 606, Revenue from Contracts with Customers, and as such, we recognize revenue in the period in which we satisfy our performance obligations under our contracts by transferring our promised services to our customers in amounts that reflect the consideration to which we expect to be entitled in exchange for providing patient care, which are the transaction prices allocated to the distinct services. Our cost of obtaining contracts is not material.
Revenues are recognized as performance obligations are satisfied, which varies based on the nature of the services provided. Our performance obligation is the delivery of patient care services in accordance with the nature and frequency of services outlined in physicians' orders, which are determined by a physician based on a patient's specific goals.
Our performance obligations relate to contracts with a duration of less than one year; therefore, we have elected to apply the optional exemption provided by ASC 606 and are not required to disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied as of the end of the reporting period. The unsatisfied or partially unsatisfied performance obligations are generally completed when the patients are discharged, which generally occurs within days or weeks of the end of the reporting period.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
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
Non-contractual revenue adjustments are recorded for self-pay, uninsured patients and other payors by major payor class based on our historical collection experience, aged accounts receivable by payor and current economic conditions. The non-contractual revenue adjustments represent the difference between amounts billed and amounts we expect to collect based on our collection history with similar payors. We assess our ability to collect for the healthcare services provided at the time of patient admission based on our verification of the patient's insurance coverage under Medicare, Medicaid, and other commercial or managed care insurance programs. Medicare represents approximately 75% of our consolidated net service revenue.
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
We determine our estimates for non-contractual revenue adjustments related to our inability to obtain appropriate billing documentation, authorizations or face-to-face documentation based on our historical experience which primarily includes a historical collection rate of over 99% on Medicare claims. Revenue is recorded at amounts we estimate to be realizable for services provided.
Revenue by payor class as a percentage of total net service revenue is as follows:

	As of December 31,
	2021	2020	2019
Home Health:
Medicare	41%	41%	44%
Non-Medicare - Episodic-based	8%	7%	9%
Non-Medicare - Non-episodic based	12%	13%	12%
Hospice (1):
Medicare	34%	34%	30%
Non-Medicare	2%	2%	1%
Personal Care	3%	3%	4%
High Acuity Care (2)	—%	—%	—%
	100%	100%	100%
(1) Acquired Compassionate Care Hospice on February 1, 2019, RoseRock Healthcare on April 1, 2019, Asana Hospice on January 1, 2020 and AseraCare Hospice on June 1, 2020.
(2) Acquired Contessa Health on August 1, 2021.
Home Health Revenue Recognition
Medicare Revenue
Effective January 1, 2020, the Centers for Medicare and Medicaid Services ("CMS") implemented a revised case-mix adjustment methodology, the Patient-Driven Groupings Model ("PDGM"), to better align payment with patient care needs and to ensure that clinically complex and ill beneficiaries have adequate access to home health care. PDGM uses 30-day periods of care rather than 60-day episodes of care as the unit of payment, eliminates the use of the number of therapy visits provided in determining payment and relies more heavily on clinical characteristics and other patient information.
All Medicare contracts are required to have a signed plan of care which represents a single performance obligation, comprised of the delivery of a series of distinct services that are substantially similar and have a similar pattern of transfer to the customer. Accordingly, we account for the series of services ("episode") as a single performance obligation satisfied over time, as the customer simultaneously receives and consumes the benefits of the goods and services provided. An episode starts the first day a billable visit is performed and ends 60 days later or upon discharge, if earlier, with multiple continuous episodes allowed. Under PDGM, each 60-day episode includes two 30-day payment periods.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
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
The Medicare home health benefit requires that beneficiaries be homebound (meaning that the beneficiary is unable to leave his/her home without a considerable and taxing effort), require intermittent skilled nursing, physical therapy or speech therapy services and receive treatment under a plan of care established and periodically reviewed by a physician. In order to provide greater flexibility during the novel coronavirus pandemic ("COVID-19"), CMS relaxed the definition of homebound status through the duration of the public health emergency. During the pandemic, a beneficiary is considered homebound if they have been instructed by a physician not to leave their home because of a confirmed or suspected COVID-19 diagnosis or if the patient has a condition that makes them more susceptible to contracting COVID-19. Therefore, if a beneficiary is homebound due to COVID-19 and requires skilled services, the services will be covered under the Medicare home health benefit.
During 2020, 20% of the reimbursement from each Medicare 30-day payment period was billed near the start of each 30-day period of care, referred to as a request for anticipated payment ("RAP"), and cash was typically received before all services were rendered. Any cash received from Medicare for a RAP for a 30-day period of care that exceeded the associated revenue earned was recorded to accrued expenses within our consolidated balance sheets. CMS fully eliminated all upfront payments associated with RAPs effective January 1, 2021.
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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
Hospice Revenue Recognition
Hospice Medicare Revenue
Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the estimated payment rates. The estimated payment rates are predetermined daily or hourly rates for each of the four levels of care we deliver. The four levels of care are routine care, general inpatient care, continuous home care and respite care. Routine care accounted for 97% of our total Medicare hospice service revenue for each of 2021, 2020 and 2019, respectively. There are two separate payment rates for routine care: payments for the first 60 days of care and care beyond 60 days. In addition to the two routine rates, we may also receive a service intensity add-on (“SIA”). The SIA is based on visits made in the last seven days of life by a registered nurse or medical social worker for patients in a routine level of care.
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
Additionally, our hospice service revenue is subject to certain limitations on payments from Medicare which are considered variable consideration. We are subject to an inpatient cap limit and an overall Medicare payment cap for each provider number. We monitor these caps on a provider-by-provider basis and estimate amounts due back to Medicare if we estimate a cap has been exceeded. We record these adjustments as a reduction to revenue and an increase in accrued expenses within our consolidated balance sheets. Providers are required to self-report and pay their estimated cap liability by February 28th of the following year. As of December 31, 2021, we have settled our Medicare hospice reimbursements for all fiscal years through October 31, 2015. As of December 31, 2021, we have recorded $4.5 million for estimated amounts due back to Medicare in accrued expenses for the Federal cap years ended October 31, 2016 through September 30, 2022. As of December 31, 2020, we had recorded $9.3 million for estimated amounts due back to Medicare in accrued expenses for the Federal cap years ended October 31, 2014 through September 30, 2021.
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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
Under our health insurance plan contracts, we provide home recovery care services for high acuity care patients on a full risk basis whereby we assume the risk for the coordination and payment of all required medical services necessary to treat the medical condition for which the patient was diagnosed in a home-based setting for a 30-day or 60-day episode of care in exchange for a fixed contracted bundled rate based upon the assigned diagnosis related group ("DRG"). Our performance obligation is the coordination and provision of patient care in accordance with physicians’ orders over either a 30-day or 60-day episode of care. The majority of our care coordination services and direct patient care is provided in the first five to seven days of the episode period (the "acute phase"). Monitoring services and follow-up direct patient care, as deemed necessary by the treating physician, is provided throughout the remainder of the episode. Since the majority of our services are provided during the acute phase, we recognize net service revenues over the acute phase based on gross charges for the services provided per the applicable managed care contract rates, reduced by estimates for revenue adjustments.
Under our contracts with health system partners, we provide home recovery care services for high acuity patients on a limited risk basis whereby we assume the risk for certain healthcare services during the remainder of an inpatient acute stay serviced at the patient's home in exchange for a contracted per diem rate. The performance obligation is the coordination and provision of required medical services, as determined by the treating physician, for each day the patient receives inpatient-equivalent care at home. As such, revenues are recognized as services are administered and as our performance obligations are satisfied on a per diem basis, reduced by estimates for revenue adjustments.
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
Government Grants
We account for government grants in accordance with ASU 2021-10, Government Assistance (Topic 832) by applying the grant model in accordance with International Accounting Standard ("IAS") 20, Accounting for Government Grants and Disclosure of Government Assistance, and as such, we recognize grant income on a systematic basis in line with the recognition of expenses or the loss of revenues for which the grants are intended to compensate. We recognize grants once both of the following conditions are met: (1) we are able to comply with the relevant conditions of the grant and (2) the grant will be received. See Note 3 – Novel Coronavirus Pandemic ("COVID-19") for additional information on our accounting for government funds received under the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") and the Mass Home Care ASAP COVID-19 Provider Sustainability Program.
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include certificates of deposit and all highly liquid debt instruments with maturities of three months or less when purchased. Our cash balance as of December 31, 2020 included CARES Act Provider Relief Fund ("PRF") funds totaling approximately $58 million, which were repaid in October 2021. Restricted cash includes cash that is not available for ordinary business use. As of December 31, 2021, we had $3.1 million of restricted cash that was placed into an escrow account related to the indemnity and closing payment adjustment provisions within the purchase agreements for various acquisitions. As of December 31, 2020, we had $1.5 million of restricted cash that was placed into an escrow account related to the indemnity provisions within the Asana Hospice purchase agreement.
The following table summarizes the balances related to our cash, cash equivalents and restricted cash (amounts in millions):

	As of December 31,
	2021	2020
Cash and cash equivalents	$42.7	$81.8
Restricted cash	3.1	1.5
Cash, cash equivalents and restricted cash	$45.8	$83.3

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
Patient Accounts Receivable
We report accounts receivable from services rendered at their estimated transaction price, which includes contractual and non-contractual revenue adjustments based on the amounts expected to be due from payors. Our patient accounts receivable are uncollateralized and consist of amounts due from Medicare, Medicaid, other third-party payors and patients. Our non-Medicare third-party payor base is comprised of a diverse group of payors that are geographically dispersed across the country. As of December 31, 2021, there is no single payor, other than Medicare, that accounts for more than 10% of our total outstanding patient receivables. Thus, we believe there are no other significant concentrations of receivables that would subject us to any significant credit risk in the collection of our patient accounts receivable. We write off accounts on a monthly basis once we have exhausted our collection efforts and deem an account to be uncollectible. We believe the collectability risk associated with our Medicare accounts, which represent 68% and 64% of our net patient accounts receivable at December 31, 2021 and 2020, respectively, is limited due to our historical collection rate of over 99% from Medicare and the fact that Medicare is a U.S. government payor.
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
December 31, 2021
undiscounted cash flows, an impairment charge is indicated. An impairment charge is recognized to the extent that the carrying value of the asset group exceeds its fair value.
We generally provide for depreciation over the following estimated useful service lives.

Years
Building	39
Leasehold improvements	Lesser of lease term or expected useful life
Equipment and furniture	3 to 7
Vehicles	5
Computer software	2 to 7
Finance leases	3

The following table summarizes the balances related to our property and equipment for 2021 and 2020 (amounts in millions):

	As of December 31,
	2021	2020
Building and leasehold improvements	$9.1	$9.0
Equipment and furniture	54.7	53.1
Finance leases	4.5	5.9
Computer software	47.0	50.7
	115.3	118.7
Less: accumulated depreciation	(96.9)	(95.0)
	$18.4	$23.7
Depreciation expense for 2021, 2020 and 2019 was $12.1 million, $12.1 million and $11.6 million, respectively.
Business Combinations
We account for acquisitions using the acquisition method of accounting in accordance with ASC 805, Business Combinations. Acquisitions are accounted for as purchases and are included in our consolidated financial statements from their respective acquisition dates. Assets acquired, liabilities assumed and noncontrolling interests, if any, are measured at fair value on the acquisition date using the appropriate valuation method. Goodwill generated from acquisitions is recognized for the excess of the purchase price over tangible and identifiable intangible assets. In determining the fair value of identifiable intangible assets and any noncontrolling interests, we use various valuation techniques including the income approach, the cost approach and the market approach. These valuation methods require us to make estimates and assumptions surrounding projected revenues and costs, growth rates and discount rates.
Goodwill and Other Intangible Assets
As of December 31, 2021, we had a goodwill balance of $1,196.1 million. Goodwill represents the amount of the purchase price in excess of the fair values assigned to the underlying identifiable net assets of acquired businesses. Goodwill is not amortized, but is subject to an annual impairment test. Tests are performed more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. These events or circumstances include, but are not limited to, a significant adverse change in the business environment, regulatory environment or legal factors, or a substantial decline in the market capitalization of our stock.
Each of our operating segments described in Note 14 – Segment Information is considered to represent an individual reporting unit for goodwill impairment testing purposes. We consider each of our home health care centers to constitute an individual business for which discrete financial information is available. However, since these care centers have substantially similar operating and economic characteristics and resource allocations and since significant investment decisions concerning these businesses are centralized and the benefits broadly distributed, we have aggregated these care centers and deemed them to constitute a single reporting unit. We have applied this same aggregation principle to our hospice and personal-care care centers and high acuity care joint ventures and have also deemed each of them to be a single reporting unit.
During 2021, we performed a qualitative assessment to determine if it is more likely than not that the fair value of our reporting units are less than their carrying values by evaluating relevant events and circumstances including financial performance,

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
market conditions and share price. Based on this assessment, we concluded that the goodwill associated with our home health, hospice and high acuity care reporting units was not considered at risk of impairment as of October 31, 2021. In addition to the qualitative assessment, we also performed a quantitative analysis for our personal care reporting unit due to the decline in revenues resulting from the impact of COVID-19 and staffing shortages using an income and market approach. Based on this analysis, we concluded that the goodwill associated with our personal care reporting unit was not considered at risk of impairment as of October 31, 2021. Since the date of our last goodwill impairment analysis, there have been no material developments, events, changes in operating performance or other circumstances that would cause management to believe it is more likely than not that the fair value of any of our reporting units would be less than their carrying amounts.
As of December 31, 2021, we had an other intangibles assets balance of $111.2 million. Intangible assets consist of certificates of need, licenses, acquired names, non-compete agreements and technology. We amortize non-compete agreements and acquired names that we do not intend to use indefinitely on a straight-line basis over their estimated useful lives, which are generally two to three years for non-compete agreements and up to three years for acquired names. We amortize technology over its estimated useful service life, which is generally up to seven years. Our indefinite-lived intangible assets are reviewed for impairment annually or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the intangible asset below its carrying amount. We performed a qualitative assessment of our indefinite-lived intangible assets during 2021 and determined that there have been no material developments, events, changes in operating performance or other circumstances that would cause management to believe it is more likely than not that the fair value of any of our indefinite-lived intangible assets would be less than their carrying amounts. During 2020, we also performed a qualitative assessment of our indefinite-lived intangible assets; as a result of this analysis, we wrote off approximately $4.2 million of acquired names that were no longer in use.
Debt Issuance Costs
During 2021, we recorded $2.8 million in deferred debt issuance costs as a reduction to long-term obligations, less current portion in our consolidated balance sheet in connection with our entry into the Second Amended Credit Agreement (See Note 8 - Long-Term Obligations). As of December 31, 2021 and 2020, we had unamortized debt issuance costs of $4.5 million and $2.7 million, respectively, recorded as a reduction to long-term obligations, less current portion in our accompanying consolidated balance sheets. We amortize deferred debt issuance costs related to our long-term obligations over the term of the obligation through interest expense, unless the debt is extinguished, in which case unamortized balances are immediately expensed. The unamortized debt issuance costs of $4.5 million at December 31, 2021 will be amortized over a weighted-average amortization period of 4.6 years.
Fair Value of Financial Instruments
The following details our financial instruments where the carrying value and the fair value differ (amounts in millions):

		Fair Value at Reporting Date Using
Financial Instrument	Carrying Value as of December 31, 2021	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term obligations	$448.0	$—	$474.9	$—
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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
Income Taxes
We use the asset and liability approach for measuring deferred tax assets and liabilities based on temporary differences existing at each balance sheet date using currently enacted tax rates. Our deferred tax calculation requires us to make certain estimates about future operations. Deferred tax assets are reduced by a valuation allowance when we believe it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect of a change in tax rate is recognized as income or expense in the period that includes the enactment date. As of December 31, 2021 and 2020, our net deferred tax assets were $0.3 million and $48.0 million, respectively.
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
Share-Based Compensation
We record all share-based compensation as expense in the financial statements measured at the fair value of the award. We recognize compensation cost on a straight-line basis over the requisite service period for each separately vesting portion of the award. Share-based compensation expense for 2021, 2020 and 2019 was $23.8 million, $26.7 million and $25.0 million, respectively, and the total income tax benefit recognized for these expenses was $6.0 million, $4.7 million and $4.6 million, respectively.
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

	For the Years Ended December 31,
	2021	2020	2019
Weighted average number of shares outstanding – basic	32,642	32,559	32,142
Effect of dilutive securities:
Stock options	122	420	545
Non-vested stock and stock units	208	289	303
Weighted average number of shares outstanding – diluted	32,972	33,268	32,990
Anti-dilutive securities	114	25	117
Advertising Costs
We expense advertising costs as incurred. Advertising expense for 2021, 2020 and 2019 was $7.4 million, $6.5 million and $7.0 million, respectively.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
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
For our wholly-owned subsidiaries, we utilized PRF funds to the extent we had qualifying COVID-19 expenses; we did not use PRF funds to cover lost revenues resulting from COVID-19. The grant income associated with the COVID-19 expenses incurred through June 30, 2021 is reflected in other operating income within our consolidated statements of operations.
We did not fully utilize the funds received; all unutilized funds were repaid in October 2021. In summary, the total funds that we received from the CARES Act PRF were accounted for as follows as of December 31, 2021 (amounts in millions):

Amount
Funds utilized through June 30, 2021 by consolidated entities	$46.6
Funds repaid to the government by consolidated entities (excludes $0.2 million of interest)	58.3
Funds utilized through June 30, 2021 by unconsolidated joint ventures	1.3
Funds repaid to the government by unconsolidated joint ventures	0.6
$106.8
The CARES Act also provided for the temporary suspension of the automatic 2% reduction of Medicare claim reimbursements ("sequestration") for the period May 1, 2020 through December 31, 2020. The suspension of sequestration increased our 2020 net service revenue by $23 million. In December 2020, Congress passed additional COVID-19 relief legislation as part of the Consolidated Appropriations Act, 2021. This legislation extended the suspension of sequestration through March 31, 2021. In April 2021, Congress passed H.R. 1868, which among other items, provided for an additional extension of the temporary suspension of sequestration through December 31, 2021. The suspension of sequestration increased our 2021 net service revenue by $36 million. In December 2021, Congress passed the Protecting Medicare and American Farmers from Sequester Cuts Act. This legislation extended the 2% suspension of sequestration through March 31, 2022; sequestration will be reinstated as a 1% reduction to Medicare claim reimbursements for the period April 1, 2022 through June 30, 2022 and 2% thereafter.
Additionally, the CARES Act provided for the deferral of the employer share of social security tax (6.2%), effective for payments due after the enactment date through December 31, 2020. During 2020, we deferred approximately $55 million of social security taxes. Approximately $27 million was paid during December 2021; the remaining balance is due on December 31, 2022 and is reflected in payroll and employee benefits within our consolidated balance sheet.
Our personal care segment did not receive funds under the CARES Act; however, it did receive funds totaling $1 million from the Mass Home Care ASAP COVID-19 Provider Sustainability Program, which were used during 2020 to cover costs related to COVID-19. The grant income associated with the funds received is reflected in other operating income within our consolidated statements of operations.

4. ACQUISITIONS
We complete acquisitions from time to time in order to pursue our strategy of increasing our market presence by expanding our service base and enhancing our position in certain geographic areas as a leading provider of home health, hospice, personal care

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
and high acuity care services. The purchase price paid for acquisitions is negotiated through arm’s length transactions, with consideration based on our analysis of, among other things, comparable acquisitions and expected cash flows. Acquisitions are accounted for as purchases and are included in our consolidated financial statements from their respective acquisition dates. Goodwill generated from acquisitions is recognized for the excess of the purchase price over tangible and identifiable intangible assets because of the expected contributions of the acquisitions to our overall corporate strategy. We typically engage outside appraisal firms to assist in the fair value determination of identifiable intangible assets and noncontrolling interests, if any, for significant acquisitions. The preliminary purchase price allocation is adjusted, as necessary, up to one year after the acquisition closing date if management obtains more information regarding asset valuation and liabilities assumed.
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
On July 1, 2021, we acquired Visiting Nurse Association ("VNA"), a home health and hospice provider with locations in Nebraska and Iowa for a purchase price of $20.1 million. The purchase price was paid with cash on hand on the date of the transaction. Based on the Company's preliminary valuation, we recorded goodwill of $19.7 million and other intangibles (licenses) of $0.4 million in connection with the acquisition. We expect the entire amount of goodwill for this acquisition to be deductible for income tax purposes over approximately 15 years.
On July 12, 2021, we acquired the regulatory assets of a home health provider in New York for a purchase price of $1.5 million. The purchase price was paid with cash on hand on the date of the transaction. Based on the Company's preliminary valuation, we recorded goodwill of $1.4 million and other intangibles (certificate of need) of $0.1 million in connection with the acquisition.
On August 1, 2021, we acquired Contessa, a leader in hospital-at-home and skilled nursing facility ("SNF") at-home services for an estimated purchase price of $240.7 million, net of cash acquired. The Contessa purchase price included estimates for cash, working capital and other items. Under the purchase agreement, the purchase price was subject to a closing payment adjustment for any differences between estimated amounts included in the closing payment and actual amounts at close. The closing payment adjustment, which was finalized during the three-month period ended December 31, 2021, increased the purchase price by $0.6 million from $240.7 million to $241.3 million. With the addition of Contessa’s risk-based model and claims analytics capabilities, we will be able to bring the essential elements of inpatient hospital and SNF care to patients’ homes, allowing us to become a risk-bearing, home-based care delivery organization, expanding well beyond traditional home health and hospice. Contessa operates as a wholly-owned division of Amedisys and is reported as a separate operating segment.
The Company is in the process of reviewing the fair value of the assets acquired, liabilities assumed and noncontrolling interests. Based on the Company's preliminary valuation, the total consideration of $241.3 million has been allocated to assets acquired, liabilities assumed and noncontrolling interests as of the acquisition date as follows (amounts in millions):

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Amount
ASSETS
Patient accounts receivable	$1.5
Prepaid expenses	0.3
Other current assets	0.1
Property and equipment	0.3
Operating lease right of use assets	0.8
Intangible assets	54.3
Other assets	3.1
Total assets acquired	$60.4
LIABILITIES AND EQUITY
Accounts payable	$(0.1)
Payroll and employee benefits	(0.6)
Accrued expenses	(3.4)
Operating lease liabilities	(0.8)
Deferred tax liability	(3.1)
Current portion of long-term obligations	(0.9)
Other long-term obligations	(0.2)
Total liabilities assumed	(9.1)
Noncontrolling interests	(43.9)
Total equity assumed	(43.9)
Total liabilities and equity assumed	$(53.0)
Net identifiable assets acquired	$7.4
Goodwill	233.9
Total consideration	$241.3
Intangible assets acquired include acquired names ($28.3 million), technology ($19.8 million) and non-compete agreements ($6.2 million). The non-compete agreements will be amortized over a weighted-average period of 2.0 years and the technology will be amortized over a weighted-average period of 7.0 years. The preliminary fair value of noncontrolling interests ($43.9 million) was determined using an income approach.
Contessa contributed $3.5 million in net service revenue and an operating loss of $10.3 million (inclusive of technology intangibles amortization totaling $1.2 million) during the year ended December 31, 2021.
We do not expect any of the goodwill recorded for this acquisition to be deductible for income tax purposes.
On October 18, 2021, we acquired the regulatory assets of a home health provider in North Carolina for a purchase price of $4.5 million. The purchase price was paid with cash on hand on the date of the transaction. Based on the Company's preliminary valuation, we recorded goodwill of $4.3 million and other intangibles (certificate of need) of $0.2 million in connection with the acquisition.
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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
Hospice Division
On January 1, 2020, we acquired Asana Hospice ("Asana"), a hospice provider with eight locations in Pennsylvania, Ohio, Texas, Missouri and Kansas for an estimated purchase price of $66.3 million, net of cash acquired of $0.7 million. Under the purchase agreement, the purchase price was subject to a net working capital adjustment, whereby the purchase price would be adjusted to the extent the actual net working capital of Asana as of the closing differed from the required net working capital under the purchase agreement. The net working capital adjustment, which was finalized during the three-month period ended June 30, 2020, reduced the purchase price by $0.7 million, from $66.3 million to $65.6 million.
The Company has finalized its valuation of the assets acquired and liabilities assumed. The total consideration of $65.6 million has been allocated to assets acquired and liabilities assumed as of the acquisition date as follows (amounts in millions):

Amount
ASSETS
Patient accounts receivable	$4.6
Property and equipment	0.2
Operating lease right of use assets	0.9
Intangible assets	5.6
Total assets acquired	11.3
LIABILITIES
Accounts payable	(3.2)
Payroll and employee benefits	(1.5)
Accrued expenses	(0.5)
Operating lease liabilities	(0.9)
Total liabilities assumed	(6.1)
Net identifiable assets acquired	5.2
Goodwill	60.4
Total consideration	$65.6
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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
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
LIABILITIES
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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

5. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
During 2021, 2020 and 2019, we did not record any goodwill impairment charges as a result of our annual impairment test and none of the goodwill associated with our reporting units was considered impaired as of October 31st of each respective year (the date of our annual goodwill impairment test). Since the date of our last annual goodwill impairment test, there have been no material developments, events, changes in operating performance or other circumstances that would cause management to believe it is more likely than not that the fair value of any of our reporting units would be less than their carrying amounts.
The following table summarizes the activity related to our goodwill for 2021 and 2020 (amounts in millions):

	Goodwill
	Home Health	Hospice	Personal Care	High Acuity Care	Total
Balances at December 31, 2019 (1)	$87.1	$528.3	$43.1	$—	$658.5
Additions	3.3	270.9	—	—	274.2
Balances at December 31, 2020	90.4	799.2	43.1	—	932.7
Additions	27.8	1.7	—	233.9	263.4
Balances at December 31, 2021	$118.2	$800.9	$43.1	$233.9	$1,196.1
(1)Net of prior years' accumulated impairment losses of $733.7 million, which is inclusive of write-offs related to the sale and closure of care centers.
During 2021, we did not record any impairment charges related to our other intangible assets. During 2020, we recorded a non-cash other intangible assets impairment charge of $4.2 million related to acquired names which were no longer in use.
The following table summarizes the activity related to our other intangible assets, net for 2021 and 2020 (amounts in millions):

	Other Intangible Assets, Net
	Certificates of Need and Licenses	Acquired Names -Unamortizable	Acquired Names -Amortizable (4)	Non-Compete Agreements (4)	Technology (4)	Total
Balances at December 31, 2019 (1)	$37.6	$18.1	$5.6	$3.4	$—	$64.7
Additions	11.8	—	7.0	11.5	—	30.3
Write-off (2)	—	(4.2)	—	—	—	(4.2)
Amortization (3)	(2.4)	—	(7.1)	(7.1)	—	(16.6)
Balances at December 31, 2020	47.0	13.9	5.5	7.8	—	74.2
Additions	0.8	28.3	—	6.2	20.2	55.5
Reclass to amortizable intangible	—	(6.6)	6.6	—	—	—
Amortization (3)	(0.7)	—	(9.0)	(7.6)	(1.2)	(18.5)
Balances at December 31, 2021	$47.1	$35.6	$3.1	$6.4	$19.0	$111.2
(1)Net of prior years' accumulated amortization of $4.4 million for acquired names and $2.7 million for non-compete agreements.
(2)Write-offs are related to our acquired names that are no longer in use or that were associated with care centers that are closed.
(3)Amortization of certificates of need and licenses is related to care centers that were closed during 2020 and 2021.
(4)The weighted average remaining amortization period of our amortizable acquired names, non-compete agreements and technology is 0.3 years, 1.3 years and 6.6 years, respectively.

See Note 4 – Acquisitions for further details on additions to goodwill and other intangible assets, net.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
The estimated aggregate amortization expense related to intangible assets for each of the five succeeding years is as follows (amounts in millions):

Intangible Asset Amortization
2022	$10.5
2023	4.7
2024	2.9
2025	2.9
2026	2.9
$23.9

6. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS
Additional information regarding certain balance sheet accounts is presented below (amounts in millions):

	As of December 31,
	2021	2020
Other current assets:
Payroll tax escrow	$7.9	$6.3
Income tax receivable	8.2	0.2
Due from joint ventures	3.9	2.3
Other	5.6	4.5
	$25.6	$13.3
Other assets:
Workers’ compensation deposits	$0.3	$0.3
Health insurance deposits	0.9	0.5
Other miscellaneous deposits	1.1	1.2
Indemnity receivable	13.6	13.6
Equity method investments	53.1	14.2
Other	4.0	3.4
	$73.0	$33.2
Accrued expenses:
Health insurance	$17.5	$15.1
Workers’ compensation	40.3	35.8
Florida ZPIC audit, gross liability	17.4	17.4
Legal settlements and other audits	27.5	24.4
Charity care	1.4	3.6
Estimated Medicare cap liability	4.5	9.3
Hospice accruals (room and board, general in-patient and other)	23.6	29.2
Patient liability	4.6	8.4
Deferred operating income (CARES Act)	—	11.6
Other	14.0	11.4
	$150.8	$166.2
Other long-term obligations:
Reserve for uncertain tax positions	$3.4	$3.3
Deferred compensation plan liability	1.0	1.0
Non-current social security taxes (deferred under CARES Act)	—	27.7
Other	0.6	1.6
	$5.0	$33.6

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
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

The components of lease cost for the years ended December 31, 2021 and 2020 are as follows (amounts in millions):

	For the Years Ended December 31,
	2021	2020
Operating lease cost:
Operating lease cost	$40.3	$38.6
Impairment of operating lease ROU assets	0.1	0.5
Total operating lease cost	40.4	39.1

Finance lease cost:
Amortization of ROU assets	2.0	2.0
Interest on lease liabilities	0.1	0.2
Total finance lease cost	2.1	2.2

Variable lease cost	3.3	3.0
Short-term lease cost	—	—
Total lease cost	$45.8	$44.3

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
Amounts reported in the consolidated balance sheets as of December 31, 2021 and 2020 for our operating leases are as follows (amounts in millions):

	As of December 31,
	2021	2020
Operating lease ROU assets	$101.3	$93.4

Current portion of operating lease liabilities	31.2	30.0
Operating lease liabilities, less current portion	69.3	62.0
Total operating lease liabilities	$100.5	$92.0

Amounts reported in the consolidated balance sheets as of December 31, 2021 and 2020 for finance leases are included in the table below. The finance lease ROU assets are recorded within property and equipment, net of accumulated depreciation within our consolidated balance sheets. The finance lease liabilities are recorded within current portion of long-term obligations and long-term obligations, less current portion within our consolidated balance sheets.

	As of December 31,
	2021	2020
Finance lease ROU assets	$4.5	$5.9
Accumulated amortization	(2.8)	(3.3)
Finance lease ROU assets, net	$1.7	$2.6

Current installments of obligations under finance leases	$0.9	$1.7
Long-term portion of obligations under finance leases	0.7	0.9
Total finance lease liabilities	$1.6	$2.6

Supplemental cash flow information and non-cash activity related to our leases are as follows (amounts in millions):

	For the Years Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities and ROU assets:
Operating cash flow from operating leases	$(39.7)	$(38.2)
Financing cash flow from finance leases	(2.0)	(2.0)

ROU assets obtained in exchange for lease obligations:
Operating leases	$46.1	$38.5
Finance leases	0.9	1.2

Reductions to ROU assets resulting from reductions to lease obligations:
Operating leases	$(1.7)	$(1.1)
Finance leases	—	—

Amounts disclosed for ROU assets obtained in exchange for lease obligations include amounts added to the carrying amount of ROU assets resulting from lease modifications and reassessments.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
Weighted average remaining lease terms and discount rates for our leases as of December 31, 2021 and 2020 are as follows:

	As of December 31,
	2021	2020
Weighted average remaining lease term (years):
Operating leases	3.7	3.7
Finance leases	1.7	1.7

Weighted average discount rate:
Operating leases	2.7%	3.1%
Finance leases	5.2%	5.3%

Maturities of lease liabilities as of December 31, 2021 are as follows (amounts in millions):

	Operating Leases	Finance Leases
2022	$33.4	$1.1
2023	28.1	0.5
2024	20.4	0.1
2025	13.3	—
2026	7.0	—
Thereafter	3.6	—
Total undiscounted lease payments	105.8	1.7
Less: Imputed interest	(5.3)	(0.1)
Total lease liabilities	$100.5	$1.6

8. LONG-TERM OBLIGATIONS
Long-term debt consists of the following for the periods indicated (amounts in millions):

	As of December 31,
	2021	2020
$450.0 million Term Loan; interest rate at Base Rate plus Applicable Rate or Eurodollar Rate plus Applicable Rate (1.6% at December 31, 2021); due July 30, 2026	$447.2	$164.1
$550.0 million Revolving Credit Facility; interest only payments; interest rate at Base Rate plus Applicable Rate or Eurodollar Rate plus Applicable Rate; due July 30, 2026	—	51.0
Promissory notes	0.8	—
Finance leases	1.6	2.6
Principal amount of long-term obligations	449.6	217.7
Deferred debt issuance costs	(4.5)	(2.7)
	445.1	215.0
Current portion of long-term obligations	(13.0)	(10.5)
Total	$432.1	$204.5

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
Maturities of debt as of December 31, 2021 are as follows (amounts in millions):

Long-term obligations
2022	$13.0
2023	14.6
2024	22.6
2025	22.5
2026	376.9
$449.6
Credit Agreement
On June 29, 2018, we entered into our Amended and Restated Credit Agreement (the "Credit Agreement") which provided for a senior secured revolving credit facility in an initial aggregate principal amount of up to $550.0 million (the "Revolving Credit Facility"). The Revolving Credit Facility provided for and included within its $550.0 million limit a $25.0 million swingline facility and commitments for up to $60.0 million in letters of credit. Upon lender approval, we could increase the aggregate loan amount under the Revolving Credit Facility by $125.0 million plus an unlimited amount subject to a leverage limit of 0.5x under the maximum allowable consolidated leverage ratio which was 3.0x per the Credit Agreement.
The final maturity of the Revolving Credit Facility was June 29, 2023, and there was no mandatory amortization on the outstanding principal balances which were payable in full upon maturity. The Revolving Credit Facility was used to provide ongoing working capital needs and for general corporate purposes of the Company and our subsidiaries, including permitted acquisitions, as defined in the Credit Agreement.
First Amendment to the Credit Agreement
On February 4, 2019, we entered into the First Amendment to the Credit Agreement (as amended by the First Amendment, the “Amended Credit Agreement”). The Amended Credit Agreement provided for a senior secured credit facility in an initial aggregate principal amount of up to $725.0 million, which included the $550.0 million Revolving Credit Facility under the Credit Agreement, and a term loan facility with a principal amount of up to $175.0 million (the “Term Loan Facility” and collectively with the Revolving Credit Facility, the “Credit Facility”), which was added by the First Amendment.
We borrowed the entire principal amount of the Term Loan Facility on February 4, 2019 in order to fund a portion of the purchase price of the Compassionate Care Hospice ("CCH") acquisition, with the remainder of the purchase price and associated transactional fees and expenses funded by proceeds from the Revolving Credit Facility.
Second Amendment to the Credit Agreement
On July 30, 2021, we entered into the Second Amendment to our Credit Agreement (as amended by the Second Amendment, the "Second Amended Credit Agreement"). The Second Amended Credit Agreement provides for a senior secured credit facility in an initial aggregate principal amount of up to $1.0 billion, which includes the $550.0 million Revolving Credit Facility and a term loan facility with a principal amount of up to $450.0 million (the "Amended Term Loan Facility" and collectively with the Revolving Credit Facility, the "Amended Credit Facility").
Net proceeds from the $450.0 million Amended Term Loan Facility were used to fund the Contessa acquisition.
The loans issued under the Amended Credit Facility bear interest on a per annum basis, at our election, at either: (i) the Base Rate plus the Applicable Rate or (ii) the Eurodollar Rate plus the Applicable Rate. The “Base Rate” means a fluctuating rate per annum equal to the highest of (a) the federal funds rate plus 0.50% per annum, (b) the prime rate of interest established by the Administrative Agent, and (c) the Eurodollar Rate plus 1% per annum. The “Eurodollar Rate” means the quoted rate per annum equal to the London Interbank Offered Rate ("LIBOR") or a comparable successor rate approved by the Administrative Agent for an interest period of one, three or six months (as selected by us). The “Applicable Rate” is based on the consolidated leverage ratio and is presented in the table below. As of December 31, 2021, the Applicable Rate is 0.50% per annum for Base Rate Loans and 1.50% per annum for Eurodollar Rate Loans. We are also subject to a commitment fee and letter of credit fee under the terms of the Second Amended Credit Agreement, as presented in the table below.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Pricing Tier	Consolidated Leverage Ratio	Base Rate Loans	Eurodollar Rate Loans and Daily Floating LIBOR Rate Loans	Commitment Fee	Letter of Credit Fee
I	> 3.00 to 1.0	1.00%	2.00%	0.30%	1.75%
II	< 3.00 to 1.0 but > 2.00 to 1.0	0.75%	1.75%	0.25%	1.50%
III	< 2.00 to 1.0 but > 0.75 to 1.0	0.50%	1.50%	0.20%	1.25%
IV	< 0.75 to 1.0	0.25%	1.25%	0.15%	1.00%

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
The Second Amended Credit Agreement requires maintenance of two financial covenants: (i) a consolidated leverage ratio of funded indebtedness to Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), as defined in the Second Amended Credit Agreement, and (ii) a consolidated interest coverage ratio of EBITDA to cash interest charges, as defined in the Second Amended Credit Agreement. Each of these covenants is calculated over rolling four-quarter periods and also is subject to certain exceptions and baskets. The Second Amended Credit Agreement also contains customary covenants, including, but not limited to, restrictions on: incurrence of liens, incurrence of additional debt, sales of assets and other fundamental corporate changes, investments and declarations of dividends. These covenants contain customary exclusions and baskets as detailed in the Second Amended Credit Agreement. In connection with our entry into the Second Amended Credit Agreement, we recorded $2.8 million in deferred debt issuance costs as long-term obligations, less current portion within our consolidated balance sheet during the year ended December 31, 2021.
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
Our weighted average interest rate for borrowings under our $450.0 million Amended Term Loan Facility was 1.6% for the year ended December 31, 2021 and 2.2% for the year ended December 31, 2020. Our weighted average interest rate for borrowings under our $550.0 million Revolving Credit Facility was 1.9% for the year ended December 31, 2021 and 2.2% for the year ended December 31, 2020.
As of December 31, 2021, our consolidated leverage ratio was 1.4, our consolidated interest coverage ratio was 27.8 and we are in compliance with our covenants under the Second Amended Credit Agreement. In the event we are not in compliance with our debt covenants in the future, we would pursue various alternatives in an attempt to successfully resolve the non-compliance, which might include, among other things, seeking debt covenant waivers or amendments.
As of December 31, 2021, our availability under our $550.0 million Revolving Credit Facility was $522.5 million as we have no outstanding borrowings and $27.5 million outstanding in letters of credit.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
Joinder Agreements
In connection with the CCH acquisition, we entered into a Joinder Agreement, dated as of February 4, 2019 (the “CCH Joinder”), pursuant to which CCH and its subsidiaries were made parties to, and became subject to the terms and conditions of, the Amended Credit Agreement (now the Second Amended Credit Agreement), the Amended and Restated Security Agreement, dated as of June 29, 2018 (the “Amended and Restated Security Agreement”), and the Amended and Restated Pledge Agreement, dated as of June 29, 2018 (the “Amended and Restated Pledge Agreement”). In connection with the AseraCare acquisition, we entered into a Joinder Agreement, dated as of June 12, 2020, pursuant to which the AseraCare entities were made parties to, and became subject to the terms and conditions of, the Amended Credit Agreement (now the Second Amended Credit Agreement), the Amended and Restated Security Agreement and the Amended and Restated Pledge Agreement (the “AseraCare Joinder"). In connection with the Contessa acquisition and the Second Amendment, we entered into a Joinder Agreement, dated as of September 3, 2021, pursuant to which Contessa and its subsidiaries and Asana, which we acquired on January 1, 2020, and its subsidiaries were made parties to, and became subject to the terms and conditions of, the Second Amended Credit Agreement, the Amended and Restated Security Agreement and the Amended and Restated Pledge Agreement (the “Contessa and Asana Joinder,” and together with the CCH Joinder and the AseraCare Joinder, the “Joinders”).
Pursuant to the Joinders, the Amended and Restated Security Agreement and the Amended and Restated Pledge Agreement, CCH and its subsidiaries, the AseraCare entities, Contessa and its subsidiaries and Asana and its subsidiaries granted in favor of the Administrative Agent a first lien security interest in substantially all of their personal property assets and pledged to the Administrative Agent each of their respective subsidiaries' issued and outstanding equity interests. CCH and its subsidiaries, the AseraCare entities, Contessa and its subsidiaries and Asana and its subsidiaries also guaranteed our obligations, whether now existing or arising after the respective effective dates of the Joinders, under the Second Amended Credit Agreement pursuant to the terms of the Joinders and the Second Amended Credit Agreement.
Promissory Notes
Our outstanding promissory notes of $0.8 million, obtained through the acquisition of Contessa on August 1, 2021, bear interest rates ranging from 4.0% to 6.5%.
Finance Leases
Our outstanding finance leases of $1.6 million relate to leased equipment and bear interest rates ranging from 2.1% to 5.8%.

9. INCOME TAXES
Income taxes attributable to continuing operations consist of the following (amounts in millions):

	For the Years Ended December 31,
	2021	2020	2019
Current income tax expense/(benefit):
Federal	$20.3	$41.6	$24.2
State and local	5.2	10.6	4.8
	25.5	52.2	29.0
Deferred income tax expense/(benefit):
Federal	35.9	(22.5)	9.5
State and local	8.7	(4.1)	4.0
	44.6	(26.6)	13.5
Income tax expense	$70.1	$25.6	$42.5

Total income tax expense for the years ended December 31, 2021, 2020 and 2019 was allocated as follows (amounts in millions):

	For the Years Ended December 31,
	2021	2020	2019
Income from continuing operations	$70.1	$25.6	$42.5
Interest expense	0.1	0.2	0.3
Goodwill	3.1	—	0.9
Total	$73.3	$25.8	$43.7

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
A reconciliation of significant differences between the reported amount of income tax expense and the expected amount of income tax expense that would result from applying the U.S. federal statutory income tax rate of 21% to income before income taxes is as follows:

	For the Years Ended December 31,
	2021	2020	2019
Income tax expense at U.S. federal statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal income tax benefit (1)	5.0	2.4	4.8
Excess tax benefits from share-based compensation (1)	(2.1)	(12.7)	(2.2)
Non-deductible executive compensation	1.2	2.1	1.6
Other items, net (2)	(0.1)	(0.6)	(0.3)
Income tax expense	25.0%	12.2%	24.9%
(1)On August 10, 2020, Paul B. Kusserow, Chief Executive Officer and Chairman of the Board of Amedisys, exercised 500,000 stock options previously awarded to him under our 2008 Omnibus Incentive Compensation Plan. We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period for each separately vesting portion of the award in accordance with ASC 718, Compensation: Stock Compensation; however, the income tax deduction related to stock options is not recognized until the stock option exercise date. As a result, for awards that are expected to result in a tax deduction, a deferred tax asset is created as the entity recognizes compensation expense for U.S. GAAP purposes. If the tax deduction exceeds the cumulative U.S. GAAP compensation expense for the award, the tax benefit associated with any excess deduction is recognized as an income tax benefit in the statement of operations, resulting in a reduction of the effective tax rate. Mr. Kusserow's stock option exercise produced a $92.1 million tax deduction in excess of U.S. GAAP compensation expense, resulting in a $19.4 million federal income tax benefit and a $4.6 million state and local income tax benefit for the year ended December 31, 2020.
(2)Includes various items such as non-deductible expenses, non-taxable income, tax credits, valuation allowance, uncertain tax positions and return-to-accrual adjustments.
As of December 31, 2021 and 2020, the Company had income taxes receivable of $8.2 million and $0.2 million, respectively, included in other current assets within our consolidated balance sheets.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Deferred tax assets (liabilities) consist of the following components (amounts in millions):

	As of December 31,
	2021	2020
Deferred tax assets:
Accrued payroll & employee benefits	$13.2	$15.9
Workers’ compensation	10.5	9.6
Share-based compensation	6.2	5.1
Legal & compliance matters	6.2	7.0
Lease liability	27.3	25.2
Provider relief fund advance (1)	—	15.6
Deferred social security taxes (2)	6.9	14.3
Net operating loss carryforwards	13.6	2.4
Tax credit carryforwards	2.5	2.9
Other assets	0.5	0.6
Gross deferred tax assets	86.9	98.6
Less: valuation allowance	(3.3)	(0.1)
Net deferred tax assets	83.6	98.5
Deferred tax liabilities:
Property and equipment	(8.1)	(3.8)
Amortization of intangible assets	(32.3)	(11.8)
Deferred revenue	(4.5)	(9.0)
Investment in partnerships	(10.8)	—
Right-of-use asset	(26.7)	(24.9)
Other liabilities	(0.9)	(1.0)
Gross deferred tax liabilities	(83.3)	(50.5)
Deferred income taxes	$0.3	$48.0
(1)In April 2020, we received approximately $100 million from the Provider Relief Fund established under the CARES Act. As of December 31, 2020, we recorded a liability related to the funds that we did not expect to utilize totaling $60 million, which was reflected in the Provider Relief Fund Advance account in current liabilities within our consolidated balance sheet. For income tax purposes, the Company recognized the $60 million as income upon receipt, resulting in a deferred tax asset as of December 31, 2020. During 2021, we repaid the unutilized funds, resulting in an income tax deduction, and reduced the related deferred tax asset to zero as of December 31, 2021.
(2)The CARES Act provided for the deferral of the employer share of social security tax (6.2%), effective for payments due after the enactment date through December 31, 2020. Fifty percent of the deferred payroll taxes were due on December 31, 2021 with the remaining amounts due on December 31, 2022. As of December 31, 2020 and December 31, 2021, the Company had deferred social security taxes of $55 million and $27 million, respectively, reflected within our consolidated balance sheets. For income tax purposes, the deferred social security taxes are deductible when paid on December 31, 2021 and December, 31, 2022, resulting in a deferred tax asset at December 31, 2020 and December 31, 2021 for the unpaid social security taxes.
As of December 31, 2021, we have U.S. net operating loss (“NOL”) carryforwards of $38.8 million that are available to reduce future taxable income. If unused, $0.8 million of the NOL carryforwards begin to expire in 2037. The remaining balance of the NOL carryforwards may be carried forward indefinitely. The NOL carryforwards were acquired as part of the stock purchase of Contessa on August 1, 2021. Under Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in a Company’s ownership may limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income. As a result of the ownership change, the Company determined that there will be an annual limitation, pursuant to Section 382, on the amount of NOL carryforwards that may be utilized to offset future taxable income. However, the annual limitation will not limit our ability to utilize the entirety of the NOL carryforwards prior to expiration.
As of December 31, 2021, we have state net operating loss ("NOL") carryforwards of $109.3 million that are available to reduce future taxable income and $3.2 million of various state tax credits available to reduce future state income taxes. The state NOL and tax credit carryforwards expire at various times.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
As of December 31, 2021 and 2020, the valuation allowance for deferred tax assets, which is related to certain state NOLs, was $3.3 million and $0.1 million, respectively. The net change in the total valuation allowance for the years ended December 31, 2021 and 2020 was an increase of $3.2 million and a decrease of $0.3 million, respectively. The $3.2 million increase in the valuation allowance, for the year ended December 31, 2021, is due to the acquisition of state NOL carryforwards in jurisdictions that require separate company reporting and where the Company does not expect to have sufficient separate company future taxable income available to offset the state NOL carryforwards.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those jurisdictions during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. In order to fully realize the deferred tax assets, the Company will need to generate future taxable income before the expiration of the carryforwards governed by the tax code. Based on the current level of pretax earnings, the Company will generate the minimum amount of future taxable income needed to support the realization of the deferred tax assets. As a result, as of December 31, 2021, management believes that it is more likely than not that we will realize the benefits of these deferred tax assets, net of the existing valuation allowances. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.
Uncertain Tax Positions
We account for uncertain tax positions in accordance with the authoritative guidance for uncertain tax positions. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (amounts in millions):

	For the Years Ended December 31,
	2021	2020	2019
Balance at beginning of period	$2.7	$2.7	$2.7
Additions for tax positions related to current year	—	—	—
Additions for tax positions related to prior year	—	—	—
Reductions for tax positions related to prior years	—	—	—
Lapse of statute of limitations	—	—	—
Settlements	—	—	—
Balance at end of period	$2.7	$2.7	$2.7
As of December 31, 2021 and 2020, there is $2.7 million of unrecognized tax benefits recorded in other long-term obligations within the consolidated balance sheets that, if recognized in future periods, would impact our effective tax rate.
We recognized $0.1 million, $0.2 million and $0.3 million of interest as components of interest expense in connection with our reserve for uncertain tax positions during the years ended December 31, 2021, 2020 and 2019, respectively. Interest related to uncertain tax positions included in the consolidated balance sheets at December 31, 2021 and 2020 was $0.7 million and $0.6 million, respectively.
We believe it is reasonably possible that $2.7 million of unrecognized tax benefits may be recognized by December 31, 2022 as a result of a lapse of the statute of limitations.
We are subject to income taxes in the U.S. and in many individual states, with significant operations in Louisiana, South Carolina, Alabama, Georgia, Massachusetts and Tennessee. We are open to examination in the U.S. and in various individual states for tax years ended December 31, 2014 through December 31, 2021. We are also open to examination in various states for the years ended 2007 through 2021 resulting from NOLs generated and available for carryforward from those years.

10. CAPITAL STOCK AND SHARE-BASED COMPENSATION
We are authorized by our Certificate of Incorporation to issue 60,000,000 shares of common stock, $0.001 par value and 5,000,000 shares of preferred stock, $0.001 par value. As of December 31, 2021, there were 37,674,868 and 32,509,969 shares of common stock issued and outstanding, respectively, and no shares of preferred stock issued or outstanding. Our Board of Directors is authorized to fix the dividend rights and terms, conversion and voting rights, redemption rights and other privileges and restrictions applicable to our preferred stock.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
Share-Based Awards
On March 29, 2018, our Board of Directors and the Compensation Committee approved, subject to stockholder approval, the Amedisys, Inc. 2018 Omnibus Incentive Compensation Plan (the “2018 Plan”). On June 6, 2018, our stockholders approved the 2018 Plan at the Company's annual meeting of stockholders. The 2018 Plan replaces our 2008 Omnibus Incentive Compensation Plan (the “2008 Plan”), which terminated on June 6, 2018 when the stockholders approved the 2018 Plan. The 2018 Plan, as amended to date, authorizes the grant of various types of equity-based awards, such as stock awards, restricted stock units, stock appreciation rights and stock options to eligible participants, which include all of our employees and all employees of our 50% or more owned subsidiaries, our non-employee directors and certain consultants. The vesting terms of the awards may be tied to continued employment (or, for our non-employee directors, continued service on the Board of Directors) and/or achievement of certain pre-determined performance goals. We refer to restricted stock units subject to service-based or a combination of service-based and performance-based vesting conditions as “non-vested stock units.” The 2018 Plan is administered by the Compensation Committee of our Board of Directors, which determines, within the provisions of the 2018 Plan, those eligible participants to whom, and the times at which, awards shall be granted. The Compensation Committee, in its discretion, may delegate its authority and duties under the 2018 Plan to specified officers; however, only the Compensation Committee may approve the terms of awards to our executive officers.
Equity-based awards may be granted for a number of shares not to exceed, in the aggregate, approximately 2.5 million shares of common stock. We had approximately 1.8 million shares available at December 31, 2021. The price per share for stock options shall be no less than the greater of (a) 100% of the fair value of a share of common stock on the date the option is granted or (b) the aggregate par value of the shares of our common stock on the date the option is granted. If a stock option is granted to any owner of 10% or more of the total combined voting power of us and our subsidiaries, the price is to be at least 110% of the fair value of a share of our common stock on the date the award is granted. Each equity-based award vests ratably over a one year to four year period, with the exception of those issued under contractual arrangements that specify otherwise, and may be exercised during a period as determined by our Compensation Committee or as otherwise approved by our Compensation Committee. The contractual terms of stock options exercised shall not exceed ten years from the date such option is granted. The Company analyzes historical data of forfeited awards to develop an estimated forfeiture rate that is applied to the Company's non-cash compensation expense; however, all non-cash compensation expense is adjusted to reflect actual vestings and forfeitures.
Employee Stock Purchase Plan (“ESPP”)
We have a plan whereby our eligible employees may purchase our common stock at 85% of the market price at the time of purchase. On June 7, 2012, our stockholders ratified an amendment adopted by our Board of Directors to increase the total number of shares of our common stock authorized for issuance under our ESPP from 2,500,000 shares to 4,500,000 shares, and as of December 31, 2021, there were 1,304,845 shares available for future issuance. The following is a detail of the purchases that were made under the plan:

Employee Stock Purchase Plan Period	Shares Issued	Price
2019 and Prior	3,151,673	$16.81
January 1, 2020 to March 31, 2020	5,295	156.01
April 1, 2020 to June 30, 2020	5,414	168.76
July 1, 2020 to September 30, 2020	4,789	200.97
October 1, 2020 to December 31, 2020	4,202	249.33
January 1, 2021 to March 31, 2021	4,060	225.07
April 1, 2021 to June 30, 2021	5,095	208.19
July 1, 2021 to September 30, 2021	7,466	126.74
October 1, 2021 to December 31, 2021	7,161	137.60
	3,195,155
ESPP expense included in general and administrative expense in our accompanying consolidated statements of operations was $0.7 million, $0.6 million and $0.6 million for 2021, 2020 and 2019, respectively.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
Stock Options
On August 10, 2020, Paul B. Kusserow, Chief Executive Officer and Chairman of the Board of Amedisys, exercised 500,000 stock options previously awarded to him under the 2008 Plan. In connection with the exercise, Mr. Kusserow surrendered 231,683 shares of common stock to us to satisfy tax withholding and strike price obligations and elected to hold the net 268,317 shares issued to him. The surrendered shares are classified as treasury shares. This transaction resulted in a cash outflow of $40.4 million, reflected within financing activities in our consolidated statement of cash flows, related to the remittance of tax withholding obligations. In addition, Mr. Kusserow's stock option exercise resulted in a $24.0 million income tax benefit that was recorded in our consolidated statement of operations during the year ended December 31, 2020. We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period for each separately vesting portion of the award in accordance with ASC 718, Compensation: Stock Compensation; however, the income tax deduction related to stock options is not recognized until the stock option exercise date. As a result, for awards that are expected to result in a tax deduction, a deferred tax asset is created as the entity recognizes compensation expense for U.S. GAAP purposes. If the tax deduction exceeds the cumulative U.S. GAAP compensation expense for the award, the tax benefit associated with any excess deduction is recognized as an income tax benefit in the statement of operations.
We use the Black-Scholes option pricing model to estimate the fair value of our stock options. There were 40,788, 43,249 and 142,122 options granted during 2021, 2020 and 2019, respectively. Stock option compensation expense included in general and administrative expense in our accompanying consolidated statements of operations was $3.6 million, $4.3 million and $6.2 million for 2021, 2020 and 2019, respectively.
The fair values of the awards were estimated using the following assumptions for 2021, 2020 and 2019:

	For the Years Ended December 31,
	2021	2020	2019
Risk Free Rate	0.80% - 1.35%	0.38% - 1.51%	1.44% - 2.53%
Expected Volatility	39.84% - 41.40%	40.15% - 42.80%	42.46% - 43.83%
Expected Term	6.25 years	6.25 years	6.00 - 6.25 years
Weighted Average Fair Value	$107.45	$86.72	$54.42
Dividend Yield	—%	—%	—%
We used the simplified method to estimate the expected term for the stock options granted during 2021, 2020 and 2019 as adequate historical experience is not available to provide a reasonable estimate.
The following table presents our stock option activity for 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)
Outstanding options at January 1, 2021	278,041	$111.27	7.68
Granted	40,788	268.32
Exercised	(32,468)	63.28
Canceled, forfeited or expired	(12,388)	173.16
Outstanding options at December 31, 2021	273,973	$137.54	7.21
Exercisable options at December 31, 2021	144,534	$97.33	6.44
The aggregate intrinsic value of our outstanding options and exercisable options at December 31, 2021 was $12.6 million and $9.8 million, respectively. Total intrinsic value of options exercised was $5.1 million, $121.1 million and $7.3 million for 2021, 2020 and 2019, respectively. The tax benefit from stock options exercised during the period amounted to $1.0 million, $27.9 million and $1.3 million for 2021, 2020 and 2019, respectively.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
The following table presents our non-vested stock option activity for 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock options at January 1, 2021	188,612	$56.55
Granted	40,788	268.32
Vested	(88,116)	106.75
Forfeited	(11,845)	171.25
Non-vested stock options at December 31, 2021	129,439	$182.45
At December 31, 2021, there was $4.7 million of unrecognized compensation cost related to stock options that we expect to be recognized over a weighted-average period of 2.0 years.
Non-Vested Stock Units
We issue non-vested stock unit awards that are service-based, performance-based or a combination of both with vesting terms ranging from one to four years. Based on the terms and conditions of these awards, we determine if the awards should be recorded as either equity or liability instruments. The compensation expense is determined based on the market price of our common stock at the date of grant, applied to the total number of units that are anticipated to vest, unless the award specifies differently. Shares of stock are not issued to the recipient until the stock unit awards have vested and after the pre-determined delivery date has occurred.
Non-Vested Stock Units – Service-Based ("Service-Based Non-Vested Stock Units")
Service-based non-vested stock unit compensation expense included in general and administrative expenses in our accompanying consolidated statements of operations was $9.4 million, $7.5 million and $8.7 million for 2021, 2020 and 2019, respectively.
The following table presents our service-based non-vested stock units activity for 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock units at January 1, 2021	157,546	$123.92
Granted	110,076	234.42
Vested	(75,446)	110.31
Canceled, forfeited or expired	(11,353)	149.60
Non-vested stock units at December 31, 2021	180,823	$195.25
The weighted average grant date fair value of service-based non-vested stock units granted was $234.42, $206.10 and $123.70 in 2021, 2020 and 2019, respectively.
At December 31, 2021, there was $23.9 million of unrecognized compensation cost related to our service-based non-vested stock units that we expect to be recognized over a weighted average period of 2.5 years.
Non-Vested Stock Units – Service-Based and Performance-Based Awards ("Performance-Based Non-Vested Stock Units")
During 2021, we awarded performance-based awards to certain employees. The target level established by the award, which is based on the Company’s 2021 adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), provided for the recipients to receive an aggregate of 81,983 non-vested stock units if the target was achieved. For a select group of employees, if the target objective was surpassed to the point of achieving the projected maximum payout, the recipients would receive an additional aggregate of 10,250 non-vested stock units during the three-month period ending March 31, 2022. The target number of shares to be potentially awarded has been reduced by forfeitures as indicated in the table below. Performance-based non-vested stock units compensation expense included in general and administrative expenses in our consolidated statements of operations was $10.2 million, $13.5 million and $8.4 million for 2021, 2020 and 2019, respectively.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
The following table presents our performance-based non-vested stock units activity for 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock units at January 1, 2021	196,287	$148.16
Granted	81,983	262.67
Vested	(79,736)	125.61
Canceled, forfeited or expired	(11,583)	174.41
Non-vested stock units at December 31, 2021	186,951	$206.36
The weighted average grant date fair value of performance-based non-vested stock units granted was $262.67, $201.90 and $128.89 in 2021, 2020 and 2019, respectively.
At December 31, 2021, there was $5.4 million in unrecognized compensation costs related to our performance-based non-vested stock units that we expect to be recognized over a weighted average period of 1.4 years.

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
Legal Proceedings - Completed
Subpoena Duces Tecum and Civil Investigative Demands Issued by the U.S. Department of Justice
On May 7, 2021, the U.S. Department of Justice notified the Company that they were closing their investigation into the below-referenced Subpoena Duces Tecum ("Subpoena") and civil investigative demands ("CIDs"). At the time, we had $6.5 million recorded to accrued expenses in our consolidated balance sheets related to these matters. We reversed this accrual during the three-month period ended June 30, 2021.
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
Other Investigative Matters – Completed
Corporate Integrity Agreement
On May 5, 2020, the Company received notice from the Office of Inspector General-HHS ("OIG") that the Company's five-year corporate integrity agreement ("CIA") with the OIG was completed. On April 23, 2014, with no admissions of liability on our part, we entered into a settlement agreement with the U.S. Department of Justice relating to certain of our clinical and business operations. Concurrently with our entry into this agreement, we entered into a CIA with the OIG. The CIA formalized various

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
aspects of our already existing ethics and compliance programs and contained other requirements designed to help ensure our ongoing compliance with federal health care program requirements. Among other things, the CIA required us to maintain our existing compliance program, executive compliance committee and compliance committee of the Board of Directors; provide certain compliance training; continue screening new and current employees to ensure they are eligible to participate in federal health care programs; engage an independent review organization ("IRO") to perform certain audits and reviews and prepare certain reports regarding our compliance with federal health care programs, our billing submissions to federal health care programs and our compliance and risk mitigation programs; and provide certain reports and management certifications to the OIG. Additionally, the CIA specifically required that we report substantial overpayments that we discovered we had received from federal health care programs, as well as probable violations of federal health care laws. The corporate integrity agreement had a term of five years that ended on April 21, 2019. We filed our final annual report on July 19, 2019.
Compassionate Care Hospice Corporate Integrity Agreement
On January 8, 2021, the Company received notice from the OIG that the Company's five-year CIA with the OIG was completed. On January 30, 2015, CCH entered into a CIA with the OIG. The CIA required that CCH provide annual on-site compliance training; develop and implement policies to ensure compliance with federal health care program requirements; screen new and current employees to ensure that they are eligible to participate in federal health care programs; establish a compliance committee that contains both a Compliance Officer and a Chief Quality Officer; retain a Governing Authority expert who will periodically complete a compliance program review; and retain an IRO to complete claims review for hospice services rendered in New York. The OIG waived the claims review for the final year of the CCH CIA based on the closure of the New York operations. Additionally, the CIA required that CCH report substantial overpayments that CCH discovered it received from federal health care programs, as well as probable violations of federal criminal, civil or administrative health care laws. Upon breach of the CIA, CCH could have become liable for payment of certain stipulated penalties, or could have been excluded from participation in federal health care programs. The CIA had a term of five years that ended on January 30, 2020. We filed our final annual report on March 25, 2020.
Third Party Audits – Ongoing
From time to time, in the ordinary course of business, we are subject to audits under various governmental programs in which third party firms engaged by CMS, including Recovery Audit Contractors (“RACs”), Zone Program Integrity Contractors (“ZPICs”), Uniform Program Integrity Contractors (“UPICs”), Program Safeguard Contractors (“PSCs”), Medicaid Integrity Contractors (“MICs”), Supplemental Medical Review Contractors (“SMRCs”), and the Office of the Inspector General ("OIG"), conduct extensive reviews of claims data to identify potential improper payments. We cannot predict the ultimate outcome of any regulatory reviews or other governmental audits and investigations.
In July 2010, our subsidiary that provides hospice services in Florence, South Carolina received from a ZPIC a request for records regarding a sample of 30 beneficiaries who received services from the subsidiary during the period of January 1, 2008 through March 31, 2010 (the “Review Period”) to determine whether the underlying services met pertinent Medicare payment requirements. We acquired the hospice operations subject to this review on August 1, 2009; the Review Period covers time periods both before and after our ownership of these hospice operations. Based on the ZPIC’s findings for 16 beneficiaries, which were extrapolated to all claims for hospice services provided by the Florence subsidiary billed during the Review Period, on June 6, 2011, the Medicare Administrative Contractor ("MAC") for the subsidiary issued a notice of overpayment seeking recovery from our subsidiary of an alleged overpayment. We dispute these findings, and our Florence subsidiary has filed appeals through the Original Medicare Standard Appeals Process, in which we are seeking to have those findings overturned. An administrative law judge ("ALJ") hearing was held in early January 2015. On January 18, 2016, we received a letter dated January 6, 2016 referencing the ALJ hearing decision for the overpayment issued on June 6, 2011. The decision was partially favorable with a new overpayment amount of $3.7 million with a balance owed of $5.6 million including interest based on 9 disputed claims (originally 16). We filed an appeal to the Medicare Appeals Council on the remaining 9 disputed claims and also argued that the statistical method used to select the sample was not valid. No assurances can be given as to the timing or outcome of the Medicare Appeals Council decision. As of December 31, 2021, Medicare has withheld payments of $5.7 million (including additional interest) as part of their standard procedures once this level of the appeal process has been reached. In the event we are not able to recoup this alleged overpayment, we are entitled to be indemnified by the prior owners of the hospice operations for amounts relating to the period prior to August 1, 2009. On January 10, 2019, an arbitration panel from the American Health Lawyers Association determined that the prior owners' liability for their indemnification obligation was $2.8 million. This amount is recorded as an indemnity receivable within other assets in our consolidated balance sheets.
In July 2016, the Company received a request for medical records from SafeGuard Services, L.L.C (“SafeGuard”), a ZPIC, related to services provided by some of the care centers that the Company acquired from Infinity Home Care, L.L.C. The review period covers time periods both before and after our ownership of the care centers, which were acquired on

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
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

As of December 31, 2021, we have an accrued liability of approximately $17.4 million related to this matter. We expect to be indemnified by the prior owners for approximately $10.9 million of the total $12.6 million available indemnification related to this matter and have recorded this amount within other assets in our consolidated balance sheets. The net of these two amounts, $6.5 million, was recorded as a reduction in revenue in our consolidated statements of operations during 2017. As of December 31, 2021, $1.5 million of net receivables have been impacted by this payment suspension.
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
The following table presents details of our insurance programs, including amounts accrued for the periods indicated (amounts in millions) within accrued expenses in our consolidated balance sheets. The amounts accrued below represent our total estimated liability for individual claims that are less than our noted insurance coverage amounts, which can include outstanding claims and claims incurred but not reported.

	As of December 31,
Type of Insurance	2021	2020
Health insurance	$17.5	$15.1
Workers’ compensation	40.3	35.8
Professional liability	5.2	4.9
	63.0	55.8
Less: long-term portion	(0.2)	(1.2)
	$62.8	$54.6
Our health insurance has an exposure limit of $1.3 million for any individual covered life. Our workers compensation insurance has a retention limit of $1.0 million per incident and our professional liability insurance has a retention limit of $0.3 million per incident.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
Severance
We have commitments related to our severance plans applicable to a number of our senior executives and senior management, which generally commit us to pay severance benefits under certain circumstances.
Other
We are subject to various other types of claims and disputes arising in the ordinary course of our business. While the resolution of such issues is not presently determinable, we believe that the ultimate resolution of such matters will not have a significant effect on our consolidated financial condition, results of operations or cash flows.

12. EMPLOYEE BENEFIT PLANS
401(k) Benefit Plan
We maintain a plan qualified under Section 401(k) of the Internal Revenue Code for all employees who have reached 21 years of age, effective the first month after their hire date. Under the plan, eligible employees may elect to defer a portion of their compensation, subject to Internal Revenue Service limits.
Our match of contributions to be made to each eligible employee contribution is $0.44 for every $1.00 contributed up to the first 6% of their salary. The match is discretionary and thus is subject to change at the discretion of management. Effective January 1, 2020, our match of contributions is made in the form of cash. During 2019, matching contributions were made in the form of our common stock, valued based upon the fair value of the stock as of the end of each calendar quarter end. We expensed approximately $17.0 million, $12.9 million and $10.5 million related to our 401(k) benefit plan for 2021, 2020 and 2019, respectively.
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
Effective January 1, 2015, all prospective salary deferrals ceased. Participants are allowed to make transactions with any remaining account balances as they wish per plan guidelines.

13. SHARE REPURCHASES
2021 Stock Repurchase Program
On December 23, 2020, we announced that our Board of Directors authorized a stock repurchase program, under which we could repurchase up to $100 million of our outstanding common stock through December 31, 2021 (the "2021 Share Repurchase Program").
Under the terms of the 2021 Share Repurchase program, we were allowed to repurchase shares from time to time through open market purchases, unsolicited or solicited privately negotiated transactions, an accelerated stock repurchase program, and/or a trading plan in compliance with Exchange Act Rule 10b5-1. The timing and the amount of the repurchases was determined by management based on a number of factors, including but not limited to share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions and other factors.
Pursuant to this program, we repurchased 446,832 shares of our common stock at a weighted average price of $223.49 per share and a total cost of approximately $100 million during the year ended December 31, 2021. We did not repurchase any shares pursuant to this stock repurchase program during the year ended December 31, 2020. The repurchased shares are classified as treasury shares.
On August 2, 2021, our Board of Directors authorized a share repurchase program, under which we may repurchase up to $100 million of our outstanding common stock through December 31, 2022 to commence upon the completion of the Company's 2021 Share Repurchase Program (the "New Share Repurchase Program").
Under the terms of the New Share Repurchase Program, we are allowed to repurchase shares from time to time through open market purchases, unsolicited or solicited privately negotiated transactions, an accelerated stock repurchase program, and/or a trading plan in compliance with Exchange Act Rule 10b5-1. The timing and the amount of the repurchases will be determined by management based on a number of factors, including but not limited to share price, trading volume and general market

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
conditions, as well as on working capital requirements, general business conditions and other factors. We have not repurchased any shares under the New Share Repurchase Program as of December 31, 2021.
2019 Stock Repurchase Program
On February 25, 2019, we announced that our Board of Directors authorized a stock repurchase program, under which we could have repurchased up to $100 million of our outstanding common stock through March 1, 2020. We did not repurchase any shares pursuant to this stock repurchase program during 2019 or 2020. The stock repurchase program expired on March 1, 2020.

14. SEGMENT INFORMATION
Our operations involve servicing patients through our four reportable business segments: home health, hospice, personal care and high acuity care. Our home health segment delivers a wide range of services in the homes of individuals who may be recovering from surgery, have a chronic disability or terminal illness or need assistance with completing important tasks. Our hospice segment provides palliative care and comfort to terminally ill patients and their families. Our personal care segment provides patients with assistance with the essential activities of daily living. Our high acuity care segment, which was established with the acquisition of Contessa on August 1, 2021, delivers the essential elements of inpatient hospital and SNF care to patients in their homes. The “other” column in the following tables consists of costs relating to executive management and administrative support functions, primarily information services, accounting, finance, billing and collections, legal, compliance, risk management, procurement, marketing, clinical administration, training, human resources and administration.
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

	For the Year Ended December 31, 2021
	Home Health	Hospice	Personal Care	High Acuity Care	Other	Total
Net service revenue	$1,353.8	$791.8	$65.0	$3.5	$—	$2,214.1
Other operating income	7.3	6.0	—	—	—	13.3
Cost of service, excluding depreciation and amortization	756.6	425.2	49.1	2.5	—	1,233.4
General and administrative expenses	328.5	198.4	11.2	10.0	163.1	711.2
Depreciation and amortization	4.3	2.7	0.2	1.3	22.4	30.9
Operating expenses	1,089.4	626.3	60.5	13.8	185.5	1,975.5
Operating income (loss)	$271.7	$171.5	$4.5	$(10.3)	$(185.5)	$251.9

	For the Year Ended December 31, 2020
	Home Health	Hospice	Personal Care	High Acuity Care	Other	Total
Net service revenue	$1,249.2	$750.1	$72.2	$—	$—	$2,071.5
Other operating income	20.2	13.1	1.1	—	—	34.4
Cost of service, excluding depreciation and amortization	729.9	400.6	54.9	—	—	1,185.4
General and administrative expenses	307.2	175.4	12.4	—	173.2	668.2
Depreciation and amortization	3.9	2.2	0.2	—	22.5	28.8
Asset impairment charge	3.4	0.8	—	—	—	4.2
Operating expenses	1,044.4	579.0	67.5	—	195.7	1,886.6
Operating income (loss)	$225.0	$184.2	$5.8	$—	$(195.7)	$219.3

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

	For the Year Ended December 31, 2019
	Home Health	Hospice	Personal Care	High Acuity Care	Other	Total
Net service revenue	$1,256.4	$617.2	$82.0	$—	$—	$1,955.6
Cost of service, excluding depreciation and amortization	754.1	335.1	61.1	—	—	1,150.3
General and administrative expenses	297.2	137.5	12.3	—	160.9	607.9
Depreciation and amortization	4.2	1.6	0.2	—	12.4	18.4
Asset impairment charge	1.5	—	—	—	—	1.5
Operating expenses	1,057.0	474.2	73.6	—	173.3	1,778.1
Operating income (loss)	$199.4	$143.0	$8.4	$—	$(173.3)	$177.5

15. RELATED PARTY TRANSACTIONS
We have an investment in Medalogix, a healthcare predictive data and analytics company, which is accounted for under the equity method. During the years ended December 31, 2021, 2020 and 2019, we incurred costs of approximately $5.7 million,$3.9 million and $0.5 million, respectively, in connection with our usage of Medalogix's analytics platforms. We believe that the terms of these transactions are consistent with those negotiated at arm’s length.

16. SUBSEQUENT EVENTS
On February 1, 2022, we signed a definitive agreement to acquire Evolution Health, LLC, a division of Envision Healthcare, doing business as Guardian Healthcare, Gem City, and Care Connection of Cincinnati for a purchase price of $70.0 million.
On February 21, 2022, we signed a definitive agreement to acquire certain home health assets from AssistedCare Home Health, Inc., and RH Homecare Services, LLC, doing business as AssistedCare Home Health and AssistedCare of the Carolinas, respectively, for a purchase price of $25.0 million.

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
In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2021, under the supervision and with the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.
Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2021, the end of the period covered by this Annual Report on Form 10-K.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. Under the supervision and with the participation of our principal executive officer and our principal financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded our internal control over financial reporting was effective as of December 31, 2021.
Under guidelines established by the SEC, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. Accordingly, our assessment of internal controls excluded our acquisition of Contessa Health ("Contessa"), completed on August 1, 2021. See Item 8, Note 4 - Acquisitions to our consolidated financial statements for additional information on our acquisition of Contessa. Operations from this acquisition represented approximately 3% of total assets and less than 1% of total revenue as of and for the year ended December 31, 2021.
KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Form 10-K, has issued a report on our internal control over financial reporting, which is included herein.
Changes in Internal Controls
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls
Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and, based on an evaluation of our controls and procedures, our principal executive officer and our principal financial officer concluded our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2021, the end of the period covered by this Annual Report.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Amedisys, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Amedisys, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 24, 2022 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired Contessa Health, Inc. during 2021, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, Contessa Health, Inc.’s internal control over financial reporting associated with 3% of total assets and less than 1% of total revenues included in the consolidated financial statements of the Company as of and for the year ended December 31, 2021. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Contessa Health, Inc.
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

/s/ KPMG LLP
Baton Rouge, Louisiana
February 24, 2022

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to the 2022 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2021.
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

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the 2022 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the 2022 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the 2022 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2021.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is KPMG LLP, Baton Rouge, Louisiana, Auditor Firm ID: 185
The information required by this item is incorporated by reference to the 2022 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2021.

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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference
2.1	Equity Purchase Agreement dated February 5, 2016, by and between the Company, as Purchaser, and Michael Trigilio, as Seller	The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016	0-24260	2.1

2.2	First Amendment to Equity Purchase Agreement, dated May 18, 2018, by and among the Company, Amedisys Personal Care, LLC, Associated Home Care, LLC, Elder Home Options, LLC and Michael Trigilio	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018	0-24260	10.1

2.3	Share Repurchase Agreement, dated as of June 4, 2018, by and among the Company and the selling stockholders set forth on Schedule I thereto	The Company's current Report on Form 8-K filed on June 4, 2018	0-24260	2.1

2.4	Stock Purchase Agreement, dated as of October 9, 2018, by and among Milton Heching, the Heching 2012 Exempt Irrevocable Trust, Amedisys Hospice, L.L.C., Compassionate Care Hospice Group, Inc., and solely for purposes of Sections 3.4, 4.3(a), 4.15 and Article VIII thereof, Amedisys, Inc.	The Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018	0-24260	2.1

2.5	Securities Purchase Agreement, dated as of April 23, 2020, by and between Amedisys Hospice, L.L.C. and Golden Gate Ancillary LLC (Immaterial schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.)	The Company's Current Report on Form 8-K filed on April 27, 2020	0-24260	2.1

2.6	Agreement and Plan of Merger, dated as of June 27, 2021, by and among Amedisys Holding, L.L.C., Amedisys Commodore, L.L.C., Contessa Health, Inc., Shareholder Representative Services LLC, and, solely for purposes of Section 10.17, Amedisys, Inc. (Immaterial schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the U.S. Securities and Exchange Commission upon request)	The Company’s Current Report on Form 8-K filed on August 4, 2021	0-24260	2.1

3.1	Composite of Certificate of Incorporation of the Company inclusive of all amendments through June 14, 2007	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	0-24260	3.1

3.2	Composite of By-Laws of the Company inclusive of all amendments through October 20, 2021	The Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021	0-24260	3.2

4.1	Common Stock Specimen	The Company’s Registration Statement on Form S-3 filed August 20, 2007	333-145582	4.8

†4.2	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference
10.1	Form of Director Indemnification Agreement dated February 12, 2009	The Company’s Annual Report on Form 10-K for the year ended December 31, 2008	0-24260	10.1

10.2*	Amended and Restated Amedisys, Inc. Employee Stock Purchase Plan dated June 7, 2012	The Company’s Current Report on Form 8-K filed June 8, 2012	0-24260	10.1

10.3*	Composite Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan (inclusive of Plan amendments dated June 7, 2012, October 25, 2012, April 23, 2015 and June 4, 2015, January 20, 2017, February 22, 2017 and September 25, 2018 and the full text of the Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan)	The Company's Annual Report on Form 10-K for the year ended December 31, 2019	0-24260	10.3

10.4*	Form of Nonvested Stock Award Agreement Issued under the Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008	0-24260	10.3

10.5*	Form of Restricted Stock Unit Agreement Issued under the Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008	0-24260	10.4

10.6*	Form of Stock Option Award Agreement Issued under the Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan	The Company’s Annual Report on Form 10-K for the year ended December 31, 2014	0-24260	10.6

10.7*	Form of Performance Stock Option Award Agreement Issued under the Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan	The Company’s Annual Report on Form 10-K for the year ended December 31, 2014	0-24260	10.7

10.8*	Form of Restricted Stock Award Agreement Issued under the Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan	The Company’s Annual Report on Form 10-K for the year ended December 31, 2014	0-24260	10.8

10.9*	Form of Restricted Performance Stock Award Agreement Issued under the Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan	The Company’s Annual Report on Form 10-K for the year ended December 31, 2014	0-24260	10.9

10.10*	Form of Stock Option Award Agreement Issued under the Amedisys, Inc. 2018 Omnibus Incentive Compensation Plan	The Company's Annual Report on Form 10-K for the year ended December 31, 2018	0-24260	10.10

10.11*	Form of Restricted Stock Unit Award Agreement Issued under the Amedisys, Inc. 2018 Omnibus Incentive Compensation Plan	The Company's Annual Report on Form 10-K for the year ended December 31, 2018	0-24260	10.11

10.12*	Form of Performance Restricted Stock Unit Award Agreement Issued under the Amedisys, Inc. 2018 Omnibus Incentive Compensation Plan	The Company's Annual Report on Form 10-K for the year ended December 31, 2018	0-24260	10.12

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

10.13*	Amended and Restated Employment Agreement dated as of September 27, 2018, by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Paul B. Kusserow	The Company’s Current Report on Form 8-K filed on October 3, 2018	0-24260	10.1

10.14*	Amedisys Holding, L.L.C. Amended and Restated Severance Plan for Executive Officers dated as of July 25, 2019	The Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019	0-24260	10.1

10.15*	Confidential Separation Agreement and General Release between the Company and Stephen E. Seim	The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018	0-24260	10.1

10.16*	Composite Amedisys, Inc. 2018 Omnibus Incentive Compensation Plan (inclusive of Plan amendments dated September 25, 2018 and October 21, 2020 and the full text of the Amedisys, Inc. 2018 Omnibus Incentive Compensation Plan)	The Company’s Annual Report on Form 10-K for the year ended December 31, 2020	0-24260	10.16

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

		The Company’s Current Report on Form 8-K filed on February 4, 2019	0-24260	10.1

10.23	Joinder Agreement, dated as of February 4, 2019, by and among Amedisys, Inc. and Amedisys Holding, L.L.C., as the borrowers, each of the new subsidiary guarantors party thereto, and Bank of America, N.A., as the administrative agent	The Company’s Current Report on Form 8-K filed on February 4, 2019	0-24260	10.2

10.24	Retirement and Consulting Agreement, dated as of February 13, 2019, by and between Amedisys, Inc. and Linda J. Hall	The Company’s Current Report on Form 8-K filed on February 19, 2019	0-24260	10.1

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

10.25	Joinder Agreement, dated as of June 12, 2020, by and among Amedisys, Inc. and Amedisys Holding, L.L.C., as the borrowers, each of the new subsidiary guarantors party thereto, and Bank of America, N.A., as the administrative agent (The schedules to the Joinder have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish copies of the omitted schedules to the Securities and Exchange Commission upon request.)	The Company's Current Report on Form 8-K filed on June 15, 2020	0-24260	10.1

10.26*	Second Amendment to the Amedisys, Inc. 2018 Omnibus Incentive Compensation Plan, dated October 21, 2020	The Company's Annual Report on Form 10-K for the year ended December 31, 2020	0-24260	10.26

10.27*	Amendment to Amended and Restated Employment Agreement, dated as of February 18, 2021, by and between Amedisys, Inc. and Paul B. Kusserow	The Company’s Current Report on Form 8-K filed on February 24, 2021	0-24260	10.1

10.28	Second Amendment to Amended and Restated Credit Agreement, dated as of July 30, 2021, by and among Amedisys, Inc. and Amedisys Holding, L.L.C., as the borrowers, the Guarantors party thereto, the Lenders party thereto, Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, and the other L/C Issuers party thereto (Immaterial schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the U.S. Securities and Exchange Commission upon request.)	The Company’s Current Report on Form 8-K filed on August 4, 2021	0-24260	10.1

10.29*	Amedisys Holding, L.L.C. Severance Plan for Chief Executive Officer	The Company’s Current Report on Form 8-K filed on January 10, 2022	0-24260	10.1

†21.1	Subsidiaries of the Registrant

†23.1	Consent of KPMG LLP

†31.1	Certification of Paul B. Kusserow, Chief Executive Officer (principal executive officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2	Certification of Scott G. Ginn, Executive Vice President and Chief Financial Officer (principal financial officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

††32.1	Certification of Paul B. Kusserow, Chief Executive Officer (principal executive officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
Date: February 24, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/S/ PAUL B. KUSSEROW	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 24, 2022
Paul B. Kusserow

/S/ SCOTT G. GINN	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 24, 2022
Scott G. Ginn

/S/ VICKIE L. CAPPS	Director	February 24, 2022
Vickie L. Capps

/S/ MOLLY COYE, MD	Director	February 24, 2022
Molly Coye, MD

/S/ JULIE D. KLAPSTEIN	Director	February 24, 2022
Julie D. Klapstein

/S/ TERESA L. KLINE	Director	February 24, 2022
Teresa L. Kline

/S/ RICHARD A. LECHLEITER	Lead Independent Director	February 24, 2022
Richard A. Lechleiter

/S/ BRUCE D. PERKINS	Director	February 24, 2022
Bruce D. Perkins

/S/ JEFFREY A. RIDEOUT, MD	Director	February 24, 2022
Jeffrey A. Rideout, MD

/S/ IVANETTA D. SAMUELS	Director	February 24, 2022
Ivanetta D. Samuels