Form 10-Q
period 2022-03-31
AMEDISYS INC
filed 2022-04-28
CIK 896262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, is as follows: Common stock, $0.001 par value, 32,572,820 shares outstanding as of April 22, 2022.

SPECIAL CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

When included in this Quarterly Report on Form 10-Q, or in other documents that we file with the Securities and Exchange Commission (“SEC”) or in statements made by or on behalf of the Company, words like “believes,” “belief,” “expects,” “strategy,” “plans,” “anticipates,” “intends,” “projects,” “estimates,” “may,” “might,” “will,” “could,” “would,” “should” and similar expressions are intended to identify forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a variety of risks and uncertainties that could cause actual results to differ materially from those described therein. These risks and uncertainties include, but are not limited to, the following: the impact of the novel coronavirus pandemic ("COVID-19"), including the measures that have been and may be taken by governmental authorities to mitigate it, on our business, financial condition and results of operations; the impact of current and proposed federal, state and local vaccine mandates, including potential staffing shortages; changes in or our failure to comply with existing federal and state laws or regulations or the inability to comply with new government regulations on a timely basis; changes in Medicare and other medical payment levels; our ability to open care centers, acquire additional care centers and integrate and operate these care centers effectively; competition in the healthcare industry; changes in the case mix of patients and payment methodologies; changes in estimates and judgments associated with critical accounting policies; our ability to maintain or establish new patient referral sources; our ability to consistently provide high-quality care; our ability to attract and retain qualified personnel; our ability to keep our patients and employees safe; changes in payments and covered services by federal and state governments; future cost containment initiatives undertaken by third-party payors; our access to financing; our ability to meet debt service requirements and comply with covenants in debt agreements; business disruptions due to natural disasters or acts of terrorism, widespread protests or civil unrest; our ability to integrate, manage and keep our information systems secure; our ability to realize the anticipated benefits of acquisitions, investments and joint ventures; and changes in laws or developments with respect to any litigation relating to the Company, including various other matters, many of which are beyond our control.
Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on any forward-looking statement as a prediction of future events. We expressly disclaim any obligation or undertaking and we do not intend to release publicly any updates or changes in our expectations concerning the forward-looking statements or any changes in events, conditions or circumstances upon which any forward-looking statement may be based, except as required by law. For a discussion of some of the factors discussed above as well as additional factors, see our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 24, 2022, particularly, Part I, Item 1A - Risk Factors therein, which are incorporated herein by reference, and Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q. Additional risk factors may also be described in reports that we file from time to time with the SEC.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMEDISYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	March 31, 2022 (Unaudited)	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$67,834	$42,694
Restricted cash	3,075	3,075
Patient accounts receivable	293,579	274,961
Prepaid expenses	17,221	10,356
Other current assets	10,776	25,598
Total current assets	392,485	356,684
Property and equipment, net of accumulated depreciation of $98,573 and $96,937	17,295	18,435
Operating lease right of use assets	102,801	101,257
Goodwill	1,204,638	1,196,090
Intangible assets, net of accumulated amortization of $18,590 and $19,900	106,534	111,190
Deferred income tax assets	—	289
Other assets	84,639	73,023
Total assets	$1,908,392	$1,856,968
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$36,621	$38,217
Payroll and employee benefits	151,279	141,001
Accrued expenses	148,044	150,836
Current portion of long-term obligations	12,309	12,995
Current portion of operating lease liabilities	31,901	31,233
Total current liabilities	380,154	374,282
Long-term obligations, less current portion	429,453	432,075
Operating lease liabilities, less current portion	70,295	69,309
Deferred income tax liabilities	2,915	—
Other long-term obligations	4,923	4,979
Total liabilities	887,740	880,645
Commitments and Contingencies—Note 6
Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized; 37,763,705 and 37,674,868 shares issued; and 32,566,636 and 32,509,969 shares outstanding	38	38
Additional paid-in capital	736,536	728,118
Treasury stock, at cost 5,197,069 and 5,164,899 shares of common stock	(440,550)	(435,868)
Retained earnings	670,734	639,063
Total Amedisys, Inc. stockholders’ equity	966,758	931,351
Noncontrolling interests	53,894	44,972
Total equity	1,020,652	976,323
Total liabilities and equity	$1,908,392	$1,856,968
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	For the Three-Month Periods Ended March 31,
	2022	2021
Net service revenue	$545,257	$537,144
Other operating income	—	8,701
Cost of service, excluding depreciation and amortization	304,820	297,203
General and administrative expenses:
Salaries and benefits	123,480	115,825
Non-cash compensation	7,347	7,307
Other	53,640	49,106
Depreciation and amortization	8,008	7,555
Operating expenses	497,295	476,996
Operating income	47,962	68,849
Other income (expense):
Interest income	13	24
Interest expense	(3,173)	(2,072)
Equity in (loss) earnings from equity method investments	(1,403)	1,118
Miscellaneous, net	333	288
Total other expense, net	(4,230)	(642)
Income before income taxes	43,732	68,207
Income tax expense	(12,019)	(17,915)
Net income	31,713	50,292
Net income attributable to noncontrolling interests	(42)	(422)
Net income attributable to Amedisys, Inc.	$31,671	$49,870
Basic earnings per common share:
Net income attributable to Amedisys, Inc. common stockholders	$0.97	$1.52
Weighted average shares outstanding	32,555	32,780
Diluted earnings per common share:
Net income attributable to Amedisys, Inc. common stockholders	$0.97	$1.50
Weighted average shares outstanding	32,766	33,190
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except common stock shares)
(Unaudited)

	For the Three-Months Ended March 31, 2022
	Total	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Noncontrolling Interests
		Shares	Amount
Balance, December 31, 2021	$976,323	37,674,868	$38	$728,118	$(435,868)	$639,063	$44,972
Issuance of stock – employee stock purchase plan	985	7,161	—	985	—	—	—
Issuance/(cancellation) of non-vested stock	—	80,494	—	—	—	—	—
Exercise of stock options	86	1,182	—	86	—	—	—
Non-cash compensation	7,347	—	—	7,347	—	—	—
Surrendered shares	(4,682)	—	—	—	(4,682)	—	—
Noncontrolling interest contributions	9,552	—	—	—	—	—	9,552
Noncontrolling interest distributions	(672)	—	—	—	—	—	(672)
Net income	31,713	—	—	—	—	31,671	42
Balance, March 31, 2022	$1,020,652	37,763,705	$38	$736,536	$(440,550)	$670,734	$53,894

	For the Three-Months Ended March 31, 2021
	Total	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Noncontrolling Interests
		Shares	Amount
Balance, December 31, 2020	$810,741	37,470,212	$38	$698,287	$(319,092)	$429,991	$1,517
Issuance of stock – employee stock purchase plan	1,048	4,202	—	1,048	—	—	—
Issuance/(cancellation) of non-vested stock	—	57,001	—	—	—	—	—
Exercise of stock options	364	7,422	—	364	—	—	—
Non-cash compensation	7,307	—	—	7,307	—	—	—
Surrendered shares	(6,774)	—	—	—	(6,774)	—	—
Shares repurchased	(72,886)	—	—	—	(72,886)	—	—
Noncontrolling interest distributions	(518)	—	—	—	—	—	(518)
Net income	50,292	—	—	—	—	49,870	422
Balance, March 31, 2021	$789,574	37,538,837	$38	$707,006	$(398,752)	$479,861	$1,421

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Three-Month Periods Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$31,713	$50,292
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,008	7,555
Non-cash compensation	7,347	7,307
Amortization and impairment of operating lease right of use assets	10,096	9,850
Loss on disposal of property and equipment	5	14
Deferred income taxes	3,205	7,411
Equity in loss (earnings) from equity method investments	1,403	(1,118)
Amortization of deferred debt issuance costs/debt discount	248	216
Return on equity method investments	1,710	1,500
Changes in operating assets and liabilities, net of impact of acquisitions:
Patient accounts receivable	(18,618)	(20,448)
Other current assets	7,882	(2,874)
Other assets	247	(115)
Accounts payable	(2,115)	(3,374)
Accrued expenses	7,483	8,370
Other long-term obligations	(57)	(808)
Operating lease liabilities	(9,187)	(9,014)
Operating lease right of use assets	(749)	(762)
Net cash provided by operating activities	48,621	54,002
Cash Flows from Investing Activities:
Proceeds from the sale of deferred compensation plan assets	22	19
Proceeds from the sale of property and equipment	37	42
Purchases of property and equipment	(902)	(1,618)
Investments in technology assets	(236)	—
Other investments	(15,000)	—
Net cash used in investing activities	(16,079)	(1,557)
Cash Flows from Financing Activities:
Proceeds from issuance of stock upon exercise of stock options	86	364
Proceeds from issuance of stock to employee stock purchase plan	985	1,048
Shares withheld to pay taxes on non-cash compensation	(4,682)	(6,774)
Noncontrolling interest contributions	652	—
Noncontrolling interest distributions	(672)	(518)
Proceeds from borrowings under revolving line of credit	—	215,200
Repayments of borrowings under revolving line of credit	—	(186,200)
Principal payments of long-term obligations	(3,771)	(2,692)
Purchase of company stock	—	(72,886)
Provider relief fund advance	—	(5,000)
Net cash used in financing activities	(7,402)	(57,458)
Net increase (decrease) in cash, cash equivalents and restricted cash	25,140	(5,013)
Cash, cash equivalents and restricted cash at beginning of period	45,769	83,357
Cash, cash equivalents and restricted cash at end of period	$70,909	$78,344

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,864	$1,011
Cash paid for income taxes, net of refunds received	$551	$971
Cash paid for operating lease liabilities	$9,936	$9,776
Cash paid for finance lease liabilities	$357	$503
Supplemental Disclosures of Non-Cash Activity:
Right of use assets obtained in exchange for operating lease liabilities	$11,203	$10,548
Right of use assets obtained in exchange for finance lease liabilities	$216	$177
Reductions to right of use assets resulting from reductions to operating lease liabilities	$299	$279
Noncontrolling interest contribution	$8,900	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. NATURE OF OPERATIONS, CONSOLIDATION AND PRESENTATION OF FINANCIAL STATEMENTS
Amedisys, Inc., a Delaware corporation (together with its consolidated subsidiaries, referred to herein as “Amedisys,” “we,” “us,” or “our”), is a multi-state provider of home health, hospice, personal care and high acuity care services with approximately 75% of our net service revenue derived from Medicare for the three-month periods ended March 31, 2022 and 2021. As of March 31, 2022, we owned and operated 333 Medicare-certified home health care centers, 175 Medicare-certified hospice care centers, 14 personal-care care centers and 9 high acuity care joint ventures in 38 states within the United States and the District of Columbia.
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
This report should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission (“SEC”) on February 24, 2022 (the “Form 10-K”), which includes information and disclosures not included herein. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from the interim financial information presented, as allowed by SEC rules and regulations.
Use of Estimates
Our accounting and reporting policies conform with U.S. GAAP. In preparing the unaudited condensed consolidated financial statements, we are required to make estimates and assumptions that impact the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Principles of Consolidation
These unaudited condensed consolidated financial statements include the accounts of Amedisys, Inc. and our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in our accompanying unaudited condensed consolidated financial statements and business combinations accounted for as purchases have been included in our condensed consolidated financial statements from their respective dates of acquisition. In addition to our wholly owned subsidiaries, we also have certain equity investments that are accounted for as set forth below.
Investments
We consolidate investments when the entity is a variable interest entity ("VIE") and we are the primary beneficiary or if we have controlling interests in the entity, which is generally ownership in excess of 50%. Third-party equity interests in our consolidated joint ventures are reflected as noncontrolling interests in our condensed consolidated financial statements.
We account for investments in entities in which we have the ability to exercise significant influence under the equity method if we hold 50% or less of the voting stock and the entity is not a VIE in which we are the primary beneficiary. The book value of investments that we account for under the equity method of accounting was $45.0 million and $48.1 million as of March 31, 2022 and December 31, 2021, respectively, and is reflected in other assets within our condensed consolidated balance sheets.
During 2021, a third-party acquired a majority of the issued and outstanding membership interests of one of our equity method investments, Medalogix, for cash, with the remaining membership interests rolling over into a newly formed entity that includes Medalogix as well as another healthcare predictive data and analytics company. We rolled over 100% of our ownership interest in Medalogix to the newly formed entity in connection with this transaction.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We account for investments in entities in which we have less than 20% ownership interest under the cost method of accounting if we do not have the ability to exercise significant influence over the investee. During the three-month period ended March 31, 2022, we made a $15.0 million investment in an entity accounted for under the cost method. The book value of investments that we account for under the cost method of accounting was $20.0 million and $5.0 million as of March 31, 2022 and December 31, 2021, respectively, and is reflected in other assets within our condensed consolidated balance sheets.
Our high acuity care segment includes interests in several joint ventures with health system partners and a professional corporation that employs clinicians. Each of these entities meets the criteria to be classified as a VIE. As of March 31, 2022, we are consolidating all but one of our joint ventures with health system partners as well as the professional corporation as we have concluded that we are the primary beneficiary of these VIEs. We have management agreements in place with each of these entities whereby we manage the entities and run the day-to-day operations. As such, we possess the power to direct the activities that most significantly impact the economic performance of the VIEs. The significant activities include, but are not limited to, negotiating provider and payor contracts, establishing patient care policies and protocols, making employment and compensation decisions, developing the operating and capital budgets, performing marketing activities and providing accounting support. We also have the obligation to absorb any expected losses and the right to receive benefits. Additionally, from time to time, we may be required to provide joint venture funding. We account for one of our joint ventures with a health system partner under the equity method of accounting as we are not considered to be the primary beneficiary of this VIE.
The terms of the agreements with each VIE prohibit us from using the assets of the VIE to satisfy the obligations of other entities. The carrying amount of the VIEs’ assets and liabilities included in our condensed consolidated balance sheets are as follows (amounts in millions):

	As of March 31, 2022	As of December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$10.7	$3.1
Patient accounts receivable	2.8	2.4
Other current assets	0.1	0.1
Total current assets	13.6	5.6
Property and equipment	0.1	0.1
Goodwill	8.5	—
Intangible assets	0.4	—
Total assets	$22.6	$5.7
LIABILITIES
Current liabilities:
Payroll and employee benefits	$0.5	$0.3
Accrued expenses	3.5	3.4
Current portion of long-term obligations	0.2	0.8
Total current liabilities	4.2	4.5
Other long-term obligations	—	—
Total liabilities	$4.2	$4.5

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
Non-contractual revenue adjustments are recorded for self-pay, uninsured patients and other payors by major payor class based on our historical collection experience, aged accounts receivable by payor and current economic conditions. The non-contractual revenue adjustments represent the difference between amounts billed and amounts we expect to collect based on our collection history with similar payors. We assess our ability to collect for the healthcare services provided at the time of patient admission based on our verification of the patient's insurance coverage under Medicare, Medicaid, and other commercial or managed care insurance programs. Medicare represented approximately 75% of our consolidated net service revenue for the three-month periods ended March 31, 2022 and 2021.
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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Revenue by payor class as a percentage of total net service revenue is as follows:

	For the Three-Month Periods Ended March 31,
	2022	2021
Home Health:
Medicare	41%	41%
Non-Medicare - Episodic-based	8%	7%
Non-Medicare - Non-episodic based	12%	13%
Hospice:
Medicare	34%	34%
Non-Medicare	2%	2%
Personal Care	3%	3%
High Acuity Care (1)	< 1%	—%
	100%	100%
(1) Acquired Contessa Health on August 1, 2021.

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
PDGM uses timing, admission source, functional impairment levels and principal and other diagnoses to case-mix adjust payments. The case-mix adjusted payment for a 30-day period of care is subject to additional adjustments based on certain variables, including, but not limited to (a) an outlier payment if our patient's care was unusually costly (capped at 10% of total reimbursement per provider number); (b) a low utilization payment adjustment (“LUPA”) if the number of visits provided was less than the established threshold, which ranges from two to six visits and varies for every case-mix group; (c) a partial payment if a patient is transferred to another provider or from another provider before completing the 30-day period of care; and (d) the applicable geographic wage index. Payments for routine and non-routine supplies are included in the 30-day payment rate.
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
Hospice Revenue Recognition
Hospice Medicare Revenue
Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the estimated payment rates. The estimated payment rates are predetermined daily or hourly rates for each of the four levels of care we deliver. The four levels of care are routine care, general inpatient care, continuous home care and respite care. Routine care accounted for 97% of our total Medicare hospice service revenue for the three-month periods ended March 31, 2022 and March 31, 2021. There are two separate payment rates for routine care: payments for the first 60 days of care and care beyond 60 days. In addition to the two routine rates, we may also receive a service intensity add-on (“SIA”). The SIA is based on visits made in the last seven days of life by a registered nurse or medical social worker for patients in a routine level of care.
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
Additionally, our hospice service revenue is subject to certain limitations on payments from Medicare which are considered variable consideration. We are subject to an inpatient cap limit and an overall Medicare payment cap for each provider number. We monitor these caps on a provider-by-provider basis and estimate amounts due back to Medicare if we estimate a cap has been exceeded. We record these adjustments as a reduction to revenue and an increase in accrued expenses within our condensed consolidated balance sheets. Providers are required to self-report and pay their estimated cap liability by February 28th of the following year. As of March 31, 2022, we have recorded $4.3 million for estimated amounts due back to Medicare in accrued expenses for the Federal cap years ended October 31, 2016 through September 30, 2022. As of December 31, 2021, we had recorded $4.5 million for estimated amounts due back to Medicare in accrued expenses for the Federal cap years ended October 31, 2016 through September 30, 2022.

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
High Acuity Care Revenue Recognition
High Acuity Care Revenue
Our revenues are derived from contracts with (1) health insurance plans for the coordination and provision of home recovery care services to clinically-eligible patients who are enrolled members in those insurance plans and (2) health system partners for the coordination and provision of home recovery care services to clinically-eligible patients who are discharged early from a health system facility to complete their inpatient stay at home.

Under our health insurance plan contracts, we provide home recovery care services, which include hospital-equivalent ("H@H") and skilled nursing facility ("SNF") equivalent services ("SNF@H"), for high acuity care patients on a full risk basis whereby we assume the financial risk for the coordination and payment of all hospital or SNF replacement medical services necessary to treat the medical condition for which the patient was diagnosed in a home-based setting for a 30-day (H@H) or 60-day (SNF@H) episode of care in exchange for a fixed contracted bundled rate. For H@H programs, the fixed rate is based on the assigned diagnosis related group ("DRG") and the 30-day post-discharge related spend. For SNF@H programs, the fixed rate is based on the 60-day post-discharge related spend. Our performance obligation is the coordination and provision of patient care in accordance with physicians’ orders over either a 30-day or 60-day episode of care. The majority of our care coordination services and direct patient care is provided in the first five to seven days of the episode period (the "acute phase"). Monitoring services and follow-up direct patient care, as deemed necessary by the treating physician, are provided throughout the remainder of the episode. Since the majority of our services are provided during the acute phase, we recognize net service revenues over the acute phase based on gross charges for the services provided per the applicable managed care contract rates, reduced by estimates for revenue adjustments.

Under our contracts with health system partners, we provide home recovery care services for high acuity patients on a limited risk basis whereby we assume the risk for certain healthcare services during the remainder of an inpatient acute stay serviced at the patient’s home in exchange for a contracted per diem rate. The performance obligation is the coordination and provision of required medical services, as determined by the treating physician, for each day the patient receives inpatient-equivalent care at home. As such, revenues are recognized as services are administered and as our performance obligations are satisfied on a per diem basis, reduced by estimates for revenue adjustments.

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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Government Grants
We account for government grants in accordance with Accounting Standards Update ("ASU") 2021-10, Government Assistance (Topic 832), by applying the grant model in accordance with International Accounting Standard ("IAS") 20, Accounting for Government Grants and Disclosure of Government Assistance, and as such, we recognize grant income on a systematic basis in line with the recognition of expenses or the loss of revenues for which the grants are intended to compensate. We recognize grants once both of the following conditions are met: (1) we are able to comply with the relevant conditions of the grant and (2) the grant will be received. See Note 3 - Novel Coronavirus Pandemic ("COVID-19") for additional information on our accounting for government funds received under the Coronavirus Aid, Relief and Economic Security Act ("CARES Act").
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include certificates of deposit and all highly liquid debt instruments with maturities of three months or less when purchased. Restricted cash includes cash that is not available for ordinary business use. As of March 31, 2022 and December 31, 2021, we had $3.1 million of restricted cash that was placed into escrow accounts related to the indemnity and closing payment adjustment provisions within the purchase agreements for various acquisitions.
The following table summarizes the balances related to our cash, cash equivalents and restricted cash (amounts in millions):

	As of March 31, 2022	As of December 31, 2021
Cash and cash equivalents	$67.8	$42.7
Restricted cash	3.1	3.1
Cash, cash equivalents and restricted cash	$70.9	$45.8
Patient Accounts Receivable
We report accounts receivable from services rendered at their estimated transaction price, which includes contractual and non-contractual revenue adjustments based on the amounts expected to be due from payors. Our patient accounts receivable are uncollateralized and consist of amounts due from Medicare, Medicaid, other third-party payors and patients. Our non-Medicare third-party payor base is comprised of a diverse group of payors that are geographically dispersed across the country. As of March 31, 2022, there is no single payor, other than Medicare, that accounts for more than 10% of our total outstanding patient receivables. Thus, we believe there are no other significant concentrations of receivables that would subject us to any significant credit risk in the collection of our patient accounts receivable. We write off accounts on a monthly basis once we have exhausted our collection efforts and deem an account to be uncollectible. We believe the collectability risk associated with our Medicare accounts, which represent 69% and 68% of our patient accounts receivable at March 31, 2022 and December 31, 2021, respectively, is limited due to our historical collection rate of over 99% from Medicare and the fact that Medicare is a U.S. government payor.
We do not believe there are any significant concentrations of revenues from any payor that would subject us to any significant credit risk in the collection of our accounts receivable.
Medicare Home Health
For our home health patients, our pre-billing process includes verifying that we are eligible for payment from Medicare for the services that we provide to our patients. Our Medicare billing begins with a process to ensure that our billings are accurate through the utilization of an electronic Medicare claim review. We bill Medicare following the end of each 30-day period of care or upon discharge, if earlier, for the services provided to the patient.
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
Business Combinations
We account for acquisitions using the acquisition method of accounting in accordance with ASC 805, Business Combinations. Acquisitions are accounted for as purchases and are included in our condensed consolidated financial statements from their respective acquisition dates. Assets acquired, liabilities assumed and noncontrolling interests, if any, are measured at fair value on the acquisition date using the appropriate valuation method. Goodwill generated from acquisitions is recognized for the excess of the purchase price over tangible and identifiable intangible assets. In determining the fair value of identifiable intangible assets and noncontrolling interests, we use various valuation techniques including the income approach, the cost approach and the market approach. These valuation methods require us to make estimates and assumptions surrounding projected revenues and costs, growth rates and discount rates.
Fair Value of Financial Instruments
The following details our financial instruments where the carrying value and the fair value differ (amounts in millions):

	Fair Value at Reporting Date Using
Financial Instrument	Carrying Value as of March 31, 2022	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term obligations	$444.6	$—	$482.8	$—

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

	For the Three- Month Periods Ended March 31,
	2022	2021
Weighted average number of shares outstanding - basic	32,555	32,780
Effect of dilutive securities:
Stock options	65	151
Non-vested stock and stock units	146	259
Weighted average number of shares outstanding - diluted	32,766	33,190
Anti-dilutive securities	188	42
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
On March 27, 2020, the CARES Act was signed into legislation. The CARES Act provided for $175 billion to healthcare providers, including hospitals on the front lines of the COVID-19 pandemic. Of this total allocated amount, $30 billion was distributed immediately to providers based on their proportionate share of Medicare fee-for-service reimbursements in 2019. Healthcare providers were required to sign an attestation confirming receipt of the Provider Relief Fund ("PRF") funds and agree to the terms and conditions of payment. Our home health and hospice segments received approximately $100 million from the first $30 billion of funds distributed to healthcare providers in April 2020, which is inclusive of $2 million related to our joint venture care centers (equity method investments). We also acquired approximately $6 million of PRF funds in connection with the acquisition of AseraCare Hospice ("AseraCare"). Under the terms and conditions for receipt of the payment, we were allowed to use the funds to cover lost revenues and health care costs related to COVID-19 through June 30, 2021, and we were required to properly and fully document the use of these funds in reports to the U.S. Department of Health and Human Services ("HHS"). All required reporting was completed during the three-month period ended September 30, 2021.
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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We did not fully utilize the PRF funds received; all unutilized funds were repaid in October 2021. In summary, the total funds that we received from the CARES Act PRF were accounted for as follows (amounts in millions):

Amount
Funds utilized through June 30, 2021 by consolidated entities	$46.6
Funds repaid to the government by consolidated entities (excludes $0.2 million of interest repaid)	58.3
Funds utilized through June 30, 2021 by unconsolidated joint ventures	1.3
Funds repaid to the government by unconsolidated joint ventures	0.6
$106.8
The CARES Act also provided for the temporary suspension of the automatic 2% reduction of Medicare claim reimbursements ("sequestration") for the period May 1, 2020 through December 31, 2020. In December 2020, Congress passed additional COVID-19 relief legislation as part of the Consolidated Appropriations Act, 2021. This legislation extended the suspension of sequestration through March 31, 2021. In April 2021, Congress passed H.R. 1868, which among other items, provided for an additional extension of the temporary suspension of sequestration through December 31, 2021. In December 2021, Congress passed the Protecting Medicare and American Farmers from Sequester Cuts Act. This legislation extended the 2% suspension of sequestration through March 31, 2022; sequestration will be reinstated as a 1% reduction to Medicare claim reimbursements for the period April 1, 2022 through June 30, 2022 and 2% thereafter. The suspension of sequestration increased net service revenue by $9 million and $8 million during the three-month periods ended March 31, 2022 and 2021, respectively.
Additionally, the CARES Act provided for the deferral of the employer share of social security tax (6.2%), effective for payments due after the enactment date through December 31, 2020. During 2020, we deferred approximately $55 million of social security taxes. Approximately $27 million was paid during December 2021; the remaining balance is due on December 31, 2022 and is reflected in payroll and employee benefits within our condensed consolidated balance sheet.

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
2022 Acquisitions
On March 23, 2022, we entered into a transaction with one of our health system partners in which we contributed cash and our health system partner contributed its home health operations to one of our existing high acuity care joint ventures. As a result of this transaction, we recorded goodwill of $8.5 million, other intangibles of $0.4 million (certificate of need and licenses) and noncontrolling interest of $8.9 million within our condensed consolidated balance sheet. The fair value of noncontrolling interest was determined using an income approach and a market approach.
2021 Acquisitions
On August 1, 2021, we acquired Contessa, a leader in hospital-at-home and skilled nursing facility at-home services for an estimated purchase price of $240.7 million, net of cash acquired. The Contessa purchase price included estimates for cash, working capital and other items. Under the purchase agreement, the purchase price was subject to a closing payment adjustment for any differences between estimated amounts included in the closing payment and actual amounts at close. The closing payment adjustment, which was finalized during the three-month period ended December 31, 2021, increased the purchase price by $0.6 million from $240.7 million to $241.3 million.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company is in the process of reviewing the fair value of the assets acquired, liabilities assumed and noncontrolling interests. Based on the Company's preliminary valuation, which may be revised as additional information becomes available during the measurement period, the total estimated consideration of $241.3 million has been allocated to assets acquired, liabilities assumed and noncontrolling interests as of the acquisition date as follows (amounts in millions):

Amount
ASSETS
Patient accounts receivable	$1.5
Prepaid expenses	0.3
Other current assets	0.1
Property and equipment	0.3
Operating lease right of use assets	0.8
Intangible assets	54.3
Other assets	3.1
Total assets acquired	$60.4
LIABILITIES AND EQUITY
Accounts payable	$(0.1)
Payroll and employee benefits	(0.6)
Accrued expenses	(3.4)
Operating lease liabilities	(0.8)
Deferred income tax liability	(3.1)
Current portion of long-term obligations	(0.9)
Other long-term obligations	(0.2)
Total liabilities assumed	(9.1)
Noncontrolling interests	(43.9)
Total equity assumed	(43.9)
Total liabilities and equity assumed	$(53.0)
Net identifiable assets acquired	$7.4
Goodwill	233.9
Total consideration	$241.3
Intangible assets acquired include acquired names ($28.3 million), technology ($19.8 million) and non-compete agreements ($6.2 million). The non-compete agreements will be amortized over a weighted-average period of 2.0 years, and the technology will be amortized over a weighted-average period of 7.0 years. The fair value of noncontrolling interest ($43.9 million) was determined using an income approach.
We do not expect any of the goodwill recorded for this acquisition to be deductible for income tax purposes.
Contessa contributed $2.7 million in net service revenue and an operating loss of $7.8 million (inclusive of technology intangibles amortization totaling $0.7 million) during the three-month period ended March 31, 2022.
For details regarding the Company's 2021 acquisitions, see Note 4 to the audited consolidated financial statements in our 2021 Annual Report on Form 10-K.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5. LONG-TERM OBLIGATIONS
Long-term debt consists of the following for the periods indicated (amounts in millions):

	March 31, 2022	December 31, 2021
$450.0 million Term Loan; interest rate at Base Rate plus Applicable Rate or Eurodollar Rate plus Applicable Rate (2.0% at March 31, 2022); due July 30, 2026	$444.4	$447.2
$550.0 million Revolving Credit Facility; interest only payments; interest rate at Base Rate plus Applicable Rate or Eurodollar Rate plus Applicable Rate; due July 30, 2026	—	—
Promissory notes	0.2	0.8
Finance leases	1.5	1.6
Principal amount of long-term obligations	446.1	449.6
Deferred debt issuance costs	(4.3)	(4.5)
	441.8	445.1
Current portion of long-term obligations	(12.3)	(13.0)
Total	$429.5	$432.1

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
The loans issued under the Amended Credit Facility bear interest on a per annum basis, at our election, at either: (i) the Base Rate plus the Applicable Rate or (ii) the Eurodollar Rate plus the Applicable Rate. The “Base Rate” means a fluctuating rate per annum equal to the highest of (a) the federal funds rate plus 0.50% per annum, (b) the prime rate of interest established by the Administrative Agent, and (c) the Eurodollar Rate plus 1% per annum. The “Eurodollar Rate” means the quoted rate per annum equal to the London Interbank Offered Rate (“LIBOR”) or a comparable successor rate approved by the Administrative Agent for an interest period of one, three or six months (as selected by us). The “Applicable Rate” is based on the consolidated leverage ratio and is presented in the table below. As of March 31, 2022, the Applicable Rate is 0.50% per annum for Base Rate loans and 1.50% per annum for Eurodollar Rate loans. We are also subject to a commitment fee and letter of credit fee under the terms of the Second Amended Credit Agreement, as presented in the table below.

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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

During the three-month period ended March 31, 2022, we had no outstanding borrowings under our $550.0 million Revolving Credit Facility. Our weighted average interest rate for borrowings under our $550.0 million Revolving Credit Facility was 2.0% for the three-month period ended March 31, 2021. Our weighted average interest rate for borrowings under our Amended Term Loan Facility was 1.7% and 1.6% for the three-month periods ended March 31, 2022 and 2021, respectively.
As of March 31, 2022, our consolidated leverage ratio was 1.4, our consolidated interest coverage ratio was 26.2 and we are in compliance with our covenants under the Second Amended Credit Agreement. In the event we are not in compliance with our debt covenants in the future, we would pursue various alternatives in an attempt to successfully resolve the non-compliance, which might include, among other things, seeking debt covenant waivers or amendments.
As of March 31, 2022, our availability under our $550.0 million Revolving Credit Facility was $522.5 million as we have no outstanding borrowings and $27.5 million outstanding in letters of credit.
Joinder Agreements
In connection with the Compassionate Care Hospice ("CCH") acquisition, we entered into a Joinder Agreement, dated as of February 4, 2019 (the “CCH Joinder”), pursuant to which CCH and its subsidiaries were made parties to, and became subject to the terms and conditions of, the Amended Credit Agreement (now the Second Amended Credit Agreement), the Amended and Restated Security Agreement, dated as of June 29, 2018 (the “Amended and Restated Security Agreement”), and the Amended and Restated Pledge Agreement, dated as of June 29, 2018 (the “Amended and Restated Pledge Agreement”). In connection with the AseraCare acquisition, we entered into a Joinder Agreement, dated as of June 12, 2020, pursuant to which the AseraCare entities were made parties to, and became subject to the terms and conditions of, the Amended Credit Agreement (now the Second Amended Credit Agreement), the Amended and Restated Security Agreement and the Amended and Restated Pledge Agreement (the “AseraCare Joinder"). In connection with the Contessa acquisition and the Second Amendment, we entered into a Joinder Agreement, dated as of September 3, 2021, pursuant to which Contessa and its subsidiaries and Asana Hospice ("Asana"), which we acquired on January 1, 2020, and its subsidiaries were made parties to, and became subject to the terms and conditions of, the Second Amended Credit Agreement, the Amended and Restated Security Agreement and the Amended and Restated Pledge Agreement (the “Contessa and Asana Joinder,” and together with the CCH Joinder and the AseraCare Joinder, the “Joinders”).
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
Legal Proceedings - Completed
Subpoena Duces Tecum and Civil Investigative Demands Issued by the U.S. Department of Justice
On May 7, 2021, the U.S. Department of Justice notified the Company that they were closing their investigation into the below-referenced Subpoena Duces Tecum ("Subpoena") and civil investigative demands ("CIDs"). At the time, we had $6.5 million recorded to accrued expenses in our condensed consolidated balance sheets related to these matters. We reversed this accrual during the three-month period ended June 30, 2021.
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
Third Party Audits - Ongoing
From time to time, in the ordinary course of business, we are subject to audits under various governmental programs in which third party firms engaged by CMS, including Recovery Audit Contractors (“RACs”), Zone Program Integrity Contractors (“ZPICs”), Uniform Program Integrity Contractors (“UPICs”), Program Safeguard Contractors (“PSCs”), Medicaid Integrity Contractors (“MICs”), Supplemental Medical Review Contractors (“SMRCs”) and the Office of the Inspector General (“OIG”), conduct extensive reviews of claims data to identify potential improper payments. We cannot predict the ultimate outcome of any regulatory reviews or other governmental audits and investigations.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In July 2010, our subsidiary that provides hospice services in Florence, South Carolina received from a ZPIC a request for records regarding a sample of 30 beneficiaries who received services from the subsidiary during the period of January 1, 2008 through March 31, 2010 (the “Review Period”) to determine whether the underlying services met pertinent Medicare payment requirements. We acquired the hospice operations subject to this review on August 1, 2009; the Review Period covers time periods both before and after our ownership of these hospice operations. Based on the ZPIC’s findings for 16 beneficiaries, which were extrapolated to all claims for hospice services provided by the Florence subsidiary billed during the Review Period, on June 6, 2011, the Medicare Administrative Contractor (“MAC”) for the subsidiary issued a notice of overpayment seeking recovery from our subsidiary of an alleged overpayment. We dispute these findings, and our Florence subsidiary has filed appeals through the Original Medicare Standard Appeals Process, in which we are seeking to have those findings overturned. An administrative law judge ("ALJ") hearing was held in early January 2015. On January 18, 2016, we received a letter dated January 6, 2016 referencing the ALJ hearing decision for the overpayment issued on June 6, 2011. The decision was partially favorable with a new overpayment amount of $3.7 million with a balance owed of $5.6 million, including interest, based on 9 disputed claims (originally 16). We filed an appeal to the Medicare Appeals Council on the remaining 9 disputed claims and also argued that the statistical method used to select the sample was not valid. No assurances can be given as to the timing or outcome of the Medicare Appeals Council decision. As of March 31, 2022, Medicare has withheld payments of $5.7 million (including additional interest) as part of their standard procedures once this level of the appeal process has been reached. In the event we are not able to recoup this alleged overpayment, we are entitled to be indemnified by the prior owners of the hospice operations for amounts relating to the period prior to August 1, 2009. On January 10, 2019, an arbitration panel from the American Health Lawyers Association determined that the prior owners' liability for their indemnification obligation was $2.8 million. This amount is recorded as an indemnity receivable within other assets in our condensed consolidated balance sheets.
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
The Lakeland Request for Repayment covers claims between January 2, 2014 and September 13, 2016. The Clearwater Request for Repayment covers claims between January 2, 2015 and December 9, 2016. As a result of partially successful Level I and Level II Administrative Appeals, the alleged overpayment for the Lakeland Care Centers has been reduced to $26.0 million and the alleged overpayment for the Clearwater Care Center has been reduced to $3.3 million. The Company filed Level III Administrative Appeals, and will continue to vigorously pursue its appeal rights, which include contesting the methodology used by the ZPIC contractor to perform statistical extrapolation. An ALJ hearing regarding the Lakeland Request for Repayment was held in April 2022. As of the date of this filing, the ALJ has not released a ruling. No assurances can be given as to the outcome of the ALJ appeal. The Company is contractually entitled to indemnification by the prior owners for all claims prior to December 31, 2015, for up to $12.6 million.
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
As of March 31, 2022, we have an accrued liability of approximately $17.4 million related to this matter. We expect to be indemnified by the prior owners for approximately $10.9 million of the total $12.6 million available indemnification related to this matter and have recorded this amount within other assets in our condensed consolidated balance sheets. The net of these two amounts, $6.5 million, was recorded as a reduction in net service revenue in our condensed consolidated statements of operations during 2017. As of March 31, 2022, $1.5 million of receivables have been impacted by this payment suspension.

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
Our health insurance has an exposure limit of $1.3 million for any individual covered life. Our workers’ compensation insurance has a retention limit of $2.0 million per incident and our professional liability insurance has a retention limit of $0.3 million per incident.
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

	For the Three-Month Period Ended March 31, 2022
	Home Health	Hospice	Personal Care	High Acuity Care	Other	Total
Net service revenue	$335.5	$193.1	$14.0	$2.7	$—	$545.3
Cost of service, excluding depreciation and amortization	185.0	106.4	10.8	2.6	—	304.8
General and administrative expenses	83.2	51.3	2.2	7.1	40.7	184.5
Depreciation and amortization	0.9	0.6	0.1	0.8	5.6	8.0
Operating expenses	269.1	158.3	13.1	10.5	46.3	497.3
Operating income (loss)	$66.4	$34.8	$0.9	$(7.8)	$(46.3)	$48.0

	For the Three-Month Period Ended March 31, 2021
	Home Health	Hospice	Personal Care	High Acuity Care	Other	Total
Net service revenue	$328.6	$191.5	$17.0	$—	$—	$537.1
Other operating income	5.0	3.7	—	—	—	8.7
Cost of service, excluding depreciation and amortization	183.0	101.6	12.6	—	—	297.2
General and administrative expenses	80.1	46.5	3.0	—	42.6	172.2
Depreciation and amortization	1.0	0.6	0.1	—	5.9	7.6
Operating expenses	264.1	148.7	15.7	—	48.5	477.0
Operating income (loss)	$69.5	$46.5	$1.3	$—	$(48.5)	$68.8

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
Pursuant to this program, we repurchased 292,348 shares of our common stock at a weighted average price of $249.28 per share and a total cost of approximately $73 million during the three-month period ended March 31, 2021. The repurchased shares are classified as treasury shares. The 2021 Share Repurchase Program expired on December 31, 2021.
On August 2, 2021, our Board of Directors authorized a share repurchase program, under which we may repurchase up to $100 million of our outstanding common stock through December 31, 2022, to commence upon the completion of the Company's 2021 Share Repurchase Program (the "New Share Repurchase Program").
Under the terms of the New Share Repurchase Program, we are allowed to repurchase shares from time to time through open market purchases, unsolicited or solicited privately negotiated transactions, an accelerated stock repurchase program, and/or a trading plan in compliance with Exchange Act Rule 10b5-1. The timing and the amount of the repurchases will be determined by management based on a number of factors, including but not limited to share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions and other factors. We have not repurchased any shares under the New Share Repurchase Program as of March 31, 2022.
9. RELATED PARTY TRANSACTIONS
We have an investment in Medalogix, a healthcare predictive data and analytics company, which is accounted for under the equity method. During the three-month periods ended March 31, 2022 and 2021, we incurred costs of approximately $2.4 million and $1.3 million, respectively, in connection with our usage of Medalogix's analytics platforms. We believe that the terms of these transactions are consistent with those negotiated at arm's length.
10. SUBSEQUENT EVENTS
On April 1, 2022, we acquired Evolution Health, LLC, a division of Envision Healthcare, doing business as Guardian Healthcare, Gem City, and Care Connection of Cincinnati, for a purchase price of $70.0 million. Evolution Health, LLC has 15 home health locations across Texas, Oklahoma and Ohio.
On April 1, 2022, we acquired two home health locations from AssistedCare Home Health, Inc. and RH Homecare Services, LLC, doing business as AssistedCare Home Health and AssistedCare of the Carolinas ("AssistedCare"), respectively, for a purchase price of $25.0 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition for the three-month period ended March 31, 2022. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included herein, and the consolidated financial statements and notes and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”) on February 24, 2022 (the “Form 10-K”), which are incorporated herein by this reference. Historical results that appear in the condensed consolidated financial statements should not be interpreted as being indicative of future operations.
Unless otherwise provided, “Amedisys,” “we,” “our,” and “the Company” refer to Amedisys, Inc. and our consolidated subsidiaries.
Overview
We are a provider of high-quality in-home healthcare and related services to the chronic, co-morbid, aging American population, with approximately 75% of our net service revenue derived from Medicare for the three-month periods ended March 31, 2022 and 2021.
Our operations involve servicing patients through our four reportable business segments: home health, hospice, personal care and high acuity care. Our home health segment delivers a wide range of services in the homes of individuals who may be recovering from an illness, injury or surgery. Our hospice segment provides care that is designed to provide comfort and support for those who are facing a terminal illness. Our personal care segment provides patients assistance with the essential activities of daily living. Our high acuity care segment, which was established with the acquisition of Contessa Health ("Contessa") on August 1, 2021, delivers the essential elements of inpatient hospital and skilled nursing facility ("SNF") care to patients in their homes. As of March 31, 2022, we owned and operated 333 Medicare-certified home health care centers, 175 Medicare-certified hospice care centers, 14 personal-care care centers and 9 high acuity care joint ventures in 38 states within the United States and the District of Columbia.
Care Centers Summary (Includes Unconsolidated Joint Ventures)

	Home Health	Hospice	Personal Care	High Acuity Care
As of December 31, 2021	331	175	14	8
Acquisitions/Startups/Denovos	4	—	—	1
Closed/Consolidated	(2)	—	—	—
As of March 31, 2022	333	175	14	9
Recent Developments
Acquisitions
On April 1, 2022, we acquired Evolution Health, LLC, a division of Envision Healthcare, doing business as Guardian Healthcare, Gem City, and Care Connection of Cincinnati, for a purchase price of $70.0 million. Evolution Health, LLC has 15 locations across Texas, Oklahoma and Ohio.
On April 1, 2022, we acquired two home health locations from AssistedCare Home Health, Inc. and RH Homecare Services, LLC, doing business as AssistedCare Home Health and AssistedCare of the Carolinas ("AssistedCare"), respectively, for a purchase price of $25.0 million.
Governmental Inquiries and Investigations and Other Litigation
See Note 6 – Commitments and Contingencies to our condensed consolidated financial statements for a discussion of and updates regarding legal proceedings and investigations we are involved in. No assurances can be given as to the timing or outcome of these items.

The Centers for Medicare and Medicaid Services ("CMS") Payment Updates
Hospice
On July 29, 2021, CMS issued the final rule to update hospice payment rates and the wage index for fiscal year 2022, effective for services provided beginning October 1, 2021. CMS estimated hospices serving Medicare beneficiaries would see a 2.0% increase in payments. This increase was the result of a 2.7% market basket adjustment as required under the Patient Protection and Affordable Health Care Act and the Health Care and Education Reconciliation Act (collectively, "PPACA") less a 0.7% productivity adjustment. Additionally, CMS increased the aggregate cap amount by 2.0% to $31,298. The final rule also rebased the labor shares for all four levels of care, included updates to the hospice conditions of participation ("COPs"), which made permanent certain flexibilities allowed during the novel coronavirus pandemic ("COVID-19") public health emergency, and finalized changes to the Hospice Quality Reporting Program. Based on our analysis of the final rule, we estimated that our impact would be in line with the 2.0% increase.
On March 30, 2022, CMS issued a proposed rule to update hospice payment rates and the wage index for fiscal year 2023, effective for services provided beginning October 1, 2022. CMS estimates hospices serving Medicare beneficiaries will see a 2.7% increase in payments. This increase is the result of a 3.1% market basket adjustment as required under PPACA reduced by a 0.4% productivity adjustment. Additionally, CMS proposed to increase the aggregate cap amount by 2.7% to $32,143. Based on our analysis of the proposed rule, we expect our impact to be in line with the 2.7% increase.
Home Health
On November 2, 2021, CMS issued the Home Health Final Rule for Medicare home health providers for calendar year 2022. CMS estimated that the final rule would result in a 3.2% increase in payments to home health providers. This increase was the result of a 2.6% payment update (3.1% market basket adjustment less a 0.5% productivity adjustment) plus a 0.7% fixed-dollar loss ratio adjustment, reduced by 0.1% for the rural add-on. Based on our analysis of the final rule, we estimated that our impact would be in line with the 3.2% increase.
The final rule also provided for the expansion of the Home Health Value-Based Purchasing ("HHVBP") model to all 50 states beginning January 1, 2023 with calendar year 2023 being the first performance year and calendar year 2025 being the first payment year with a proposed maximum payment adjustment, up or down, of 5%.
Sequestration
In March 2020, Congress passed the bipartisan Coronavirus Aid, Relief and Economic Security Act ("CARES Act") which provided for the suspension of the automatic 2% reduction of Medicare claim reimbursements ("sequestration") for the period May 1, 2020 through December 31, 2020. In December 2020, Congress passed additional COVID-19 relief legislation as part of the Consolidated Appropriations Act, 2021. This legislation extended the suspension of sequestration through March 31, 2021. In April 2021, Congress passed H.R. 1868, which among other items, provided for an additional extension of the temporary suspension of sequestration through December 31, 2021. In December 2021, Congress passed the Protecting Medicare and American Farmers from Sequester Cuts Act. This legislation extended the 2% suspension of sequestration through March 31, 2022; sequestration will be reinstated as a 1% reduction to Medicare claim reimbursements during the period April 1, 2022 through June 30, 2022 and 2% thereafter. The reinstatement of sequestration will result in a reduction of our net service revenue for the remainder of the year.
Novel Coronavirus Pandemic ("COVID-19")
Our operations and financial performance continue to be impacted by COVID-19. The financial impacts of COVID-19 are discussed in further detail under "Results of Operations" below. While we currently believe that we have a reasonable view of operations, the uncertainty created by COVID-19 could alter our outlook of the pandemic's impact on our consolidated financial condition, results of operations or cash flows. The following factors could potentially impact our performance: the increase or decrease in the number of COVID-19 cases nationwide; the severity and impacts of new variants of the virus; uncertainty regarding vaccine utilization rates and efficacy; staffing shortages due to clinician quarantines, the competitive labor market and federal, state and local vaccine mandates; the return of patient confidence to enter a hospital or a doctor's office; the utilization of elective procedures; the ability to have access to our patients in their homes and in facilities; supply chain disruption and our ability to find suitable alternative products at reasonable prices; cost normalization around personal protective equipment ("PPE"); and any future or prolonged shelter-in-place orders and other federal, state and local requirements. Potential impacts of COVID-19 on our results include lower revenue; higher salary and wage expense related to quarantine pay, contract clinicians, wage inflation, increased costs to hire and retain employees and training; and increased supply costs related to supply chain constraints, PPE and COVID-19 testing. The impacts to net service revenue may consist of the following:
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
•The temporary suspension of sequestration for the period May 1, 2020 through December 31, 2020. See The Centers for Medicare and Medicaid Services ("CMS") Payment Updates above for details on extensions beyond December 31, 2020.
•The deferral of the employer share of social security tax (6.2%), effective for payments due after the enactment date through December 31, 2020. During 2020, we deferred approximately $55 million of social security tax. Approximately $27 million was paid during December 2021; the remaining balance is due on December 31, 2022 and is reflected in payroll and employee benefits within our condensed consolidated balance sheet.
•The temporary suspension of Medicare patient coverage criteria and documentation and care requirements and the expansion of providing home health and hospice care to patients via telehealth.
•The ability for non-physician practitioners to certify for home health, order home health services, establish and review plans of care and certify and recertify eligibility.
The well-being of our employees has been one of our top priorities during the pandemic. We have taken the following steps to support our employees: implemented paid leave during any required quarantine periods; awarded bonuses to our clinicians and caregivers who saw patients during the pandemic; completed an early cash pay-out of employee paid-time-off; instituted work-from-home arrangements for our corporate and administrative support employees; allowed employees to temporarily suspend any 401(k) plan loan deductions and offered employees the option of making a withdrawal from their 401(k) plan for coronavirus-related distributions without incurring the additional 10% early withdrawal penalty; expanded access to telehealth services to all employees; provided access to COVID-19 self-test kits to all employees and created a COVID-19 Resource Center, available 24 hours a day, seven days a week for employees to access educational materials, safety documents, policies, clinical protocols and operational metrics.
The safety of our clinicians and patients has also been a focus, and as a result, we have made the following business changes: developed clinical protocols for COVID-19 testing, proper usage of PPE, caring for COVID-positive patients and maintaining safety measures in our care centers; researched each state's vaccination plan to develop a state by state protocol to work with local health departments and other health systems to obtain vaccine appointments for our clinical staff; implemented software enabling us to track staff that have been vaccinated; procured PPE; and created a centralized distribution center for all critical PPE, allowing us to flex our supplies on a care center by care center basis, based on need and demand.

Results of Operations
Three-Month Period Ended March 31, 2022 Compared to the Three-Month Period Ended March 31, 2021
Consolidated
The following table summarizes our consolidated results of operations (amounts in millions):

	For the Three-Month Periods Ended March 31,
	2022	2021
Net service revenue	$545.3	$537.1
Other operating income	—	8.7
Cost of service, excluding depreciation and amortization	304.8	297.2
Gross margin, excluding depreciation and amortization	240.5	248.6
% of revenue	44.1%	46.3%
Other operating expenses	184.5	172.2
% of revenue	33.8%	32.1%
Depreciation and amortization	8.0	7.6
Operating income	48.0	68.8
Total other expense	(4.2)	(0.6)
Income tax expense	(12.0)	(17.9)
Effective income tax rate	27.5%	26.3%
Net income	31.7	50.3
Net income attributable to noncontrolling interests	—	(0.4)
Net income attributable to Amedisys, Inc.	$31.7	$49.9

On a consolidated basis, our operating income decreased $21 million on an $8 million increase in net service revenue. The year-over-year decrease in operating income is primarily due to the acquisition of Contessa on August 1, 2021, a decrease in other operating income due to the expiration of the CARES Act PRF funds, a decline in our hospice average daily census, which is the main driver of hospice revenue, an increase in our cost of service resulting from labor cost increases and an increase in our other operating expenses. Partially offsetting these items, our results were positively impacted by rate increases and improvements in clinician utilization.
Our results for the three-month period ended March 31, 2022 include the acquisition of Contessa on August 1, 2021, which contributed $3 million in revenue and an operating loss of $8 million, which is inclusive of $1 million in intangibles amortization.
As noted above, we received CARES Act PRF funds in 2020 which were used to cover COVID-19 expenses incurred by our home health and hospice segments through June 30, 2021. We recorded income related to these funds totaling $9 million in other operating income within our condensed consolidated statements of operations during the three-month period ended March 31, 2021. This income fully offset the COVID-19 costs incurred during this period, which totaled $9 million. Due to the expiration of the CARES Act PRF funds on June 30, 2021, we were not able to recognize any operating income during the three-month period ended March 31, 2022 to offset the $4 million of COVID-19 costs incurred during this period.
Our operating results reflect a $12 million increase in our other operating expenses compared to prior year. Excluding the Contessa acquisition, our other operating expenses increased $5 million (3%) due to the addition of resources to support growth, planned wage increases, higher travel and training spend and increased information technology fees partially offset by higher gains on the sale of fleet vehicles.

Total other expense includes the following items (amounts in millions):

	For the Three-Month Periods Ended March 31,
	2022	2021
Interest expense, net	$(3.2)	$(2.0)
Equity in (loss) earnings from equity method investments	(1.4)	1.1
Miscellaneous, net	0.3	0.3
Total other expense	$(4.2)	$(0.6)
Interest expense increased $1 million year over year as a result of outstanding term loan borrowings under our Second Amended Credit Agreement (see Note 5 - Long-Term Obligations to our condensed consolidated financial statements for additional information regarding our Second Amended Credit Agreement). Equity in (loss) earnings from equity method investments reflects a $2 million loss resulting from an intangibles amortization purchase accounting adjustment related to our investment in Medalogix (see Note 1 - Nature of Operations, Consolidation and Presentation of Financial Statements to our condensed consolidated financial statements for additional information).

Home Health Segment
The following table summarizes our home health segment results of operations:

	For the Three-Month Periods Ended March 31,
	2022	2021
Financial Information (in millions):
Medicare	$224.1	$221.4
Non-Medicare	111.4	107.2
Net service revenue	335.5	328.6
Other operating income	—	5.0
Cost of service	185.0	183.0
Gross margin	150.5	150.6
Other operating expenses	83.2	80.1
Depreciation and amortization	0.9	1.0
Operating income	$66.4	$69.5
Same Store Growth (1):
Medicare revenue	1%	9%
Non-Medicare revenue	4%	8%
Total admissions	2%	5%
Total volume (2) (6)	—%	6%
Key Statistical Data - Total (3):
Admissions	91,714	89,830
Recertifications (6)	42,850	43,811
Total volume (6)	134,564	133,641

Medicare completed episodes	74,406	75,332
Average Medicare revenue per completed episode (4)	$3,013	$2,931
Medicare visits per completed episode (5)	13.0	13.9

Visiting clinician cost per visit	$97.26	$90.32
Clinical manager cost per visit	10.62	9.50
Total cost per visit	$107.88	$99.82
Visits	1,715,144	1,832,912
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
(4) Average Medicare revenue per completed episode is the average Medicare revenue earned for each Medicare completed episode of care. Average Medicare revenue per completed episode reflects the suspension of sequestration effective May 1, 2020.
(5) Medicare visits per completed episode are the home health Medicare visits on completed episodes divided by the home health Medicare episodes completed during the period.
(6) Prior year amounts have been recast to conform to the current year calculation.
Operating Results
Overall, our operating income decreased $3 million on a $7 million increase in net service revenue. The year over year increase in reimbursement as well as improvement in our operating performance driven by improvements in clinician utilization were offset by a decrease in other operating income due to the expiration of the CARES Act PRF funds, an increase in our labor costs and an increase in our other operating expenses.

Net Service Revenue
Our net service revenue increased $7 million (2%) primarily due to a 3% increase in our Medicare revenue per episode. Our first quarter volume growth was flat year over year primarily due to the impact of the COVID-19 Omicron variant in January which drove the highest number of clinician quarantines since the start of the pandemic. The increase in Medicare revenue per episode is the result of a 3.2% increase in reimbursement partially offset by an increase in low utilization payment adjustments ("LUPAs") and lost billing periods ("LBPs").
Other Operating Income
Other operating income consists of the recognition of funds received from the CARES Act PRF, which were available for use through June 30, 2021. For our wholly-owned subsidiaries, we utilized the funds to cover COVID-19 related costs only and recognized income related to these costs totaling $5 million during the three-month period ended March 31, 2021. We incurred COVID-19 related costs totaling $3 million during the three-month period ended March 31, 2022; however, we were not able to recognize any income to offset these costs due to the expiration of the CARES Act PRF funds on June 30, 2021. The COVID-19 costs were associated with the purchase of PPE, premiums paid to contract clinicians, quarantine pay and COVID-19 testing and have been recorded to cost of service within our condensed consolidated statements of operations.
Cost of Service, Excluding Depreciation and Amortization
Our cost of service consists of costs associated with direct clinician care in the homes of our patients as well as the cost of clinical managers who monitor the overall delivery of care. Overall, our total cost of service increased 1% primarily due to an 8% increase in our total cost per visit partially offset by a 6% decrease in total visits, resulting from improvements in clinician utilization, as evidenced by a decline of 0.9 visits per completed episode year over year. The 8% increase in our total cost per visit is primarily due to planned wage increases, higher new hire pay, wage inflation and increased costs to hire and retain employees partially offset by a decrease in COVID-19 costs. In addition, while we compensate our clinicians on a per visit basis, there is a fixed cost component of our cost structure which also resulted in an increase in our cost per visit due to the significant decline in visits year over year.
Other Operating Expenses
Other operating expenses increased $3 million primarily due to planned wage increases, the addition of resources to support volume growth, higher travel and training spend and higher information technology fees.

Hospice Segment
The following table summarizes our hospice segment results of operations:

	For the Three-Month Periods Ended March 31,
	2022	2021
Financial Information (in millions):
Medicare	$182.5	$181.5
Non-Medicare	10.6	10.0
Net service revenue	193.1	191.5
Other operating income	—	3.7
Cost of service	106.4	101.6
Gross margin	86.7	93.6
Other operating expenses	51.3	46.5
Depreciation and amortization	0.6	0.6
Operating income	$34.8	$46.5
Same Store Growth (1):
Medicare revenue	1%	(2%)
Hospice admissions	2%	5%
Average daily census	(3%)	(4%)
Key Statistical Data - Total (2):
Hospice admissions	13,886	13,683
Average daily census	12,920	13,321
Revenue per day, net	$166.04	$159.76
Cost of service per day	$91.48	$84.80
Average discharge length of stay	89	94
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
Operating Results
Overall, our operating income decreased $12 million on a $2 million increase in net service revenue. The year-over-year decrease in operating income is primarily due to a decline in our average daily census, an increase in our labor costs, a decrease in other operating income due to the expiration of the CARES Act PRF funds and an increase in our other operating expenses. These items were partially offset by the increase in reimbursement effective October 1, 2021.
Net Service Revenue
Our net service revenue increased $2 million primarily due to the increase in reimbursement effective October 1, 2021 partially offset by a decline in our average daily census, which is the main driver of hospice revenue. Our same store average daily census was down 3% year over year primarily due to a decline in our length of stay resulting from a delay in the timing of patients coming onto service and an increase in the discharge rate of our patients.

Other Operating Income
Other operating income consists of the recognition of funds received from the CARES Act PRF, which were available for use through June 30, 2021. For our wholly-owned subsidiaries, we utilized the funds to cover COVID-19 related costs only and recognized income related to these costs totaling $4 million during the three-month period ended March 31, 2021. We incurred COVID-19 related costs totaling $1 million during the three-month period ended March 31, 2022; however, we were not able to recognize any income to offset these costs due to the expiration of the CARES Act PRF funds on June 30, 2021. The COVID-19 costs were associated with the purchase of PPE, quarantine pay and COVID-19 testing and have been recorded to cost of service within our condensed consolidated statements of operations.
Cost of Service, Excluding Depreciation and Amortization
Our hospice cost of service increased 5% primarily due to an 8% increase in our cost of service per day partially offset by a 3% decline in our average daily census. The increase in our cost of service per day is due to planned wage increases, higher costs associated with the utilization of contractors to supplement our staffing levels, increased costs to hire and retain employees and an increase in visits performed by our hourly hospice aides and licensed practical nurses due to COVID-19 access restrictions being eased partially offset by lower COVID-19 costs.
Other Operating Expenses
Other operating expenses increased $5 million primarily due to planned wage increases, the addition of resources to support volume growth, higher travel and training spend and higher information technology fees.
Personal Care Segment
The following table summarizes our personal care segment results of operations:

	For the Three-Month Periods Ended March 31,
	2022	2021
Financial Information (in millions):
Medicare	$—	$—
Non-Medicare	14.0	17.0
Net service revenue	14.0	17.0
Other operating income	—	—
Cost of service	10.8	12.6
Gross margin	3.2	4.4
Other operating expenses	2.2	3.0
Depreciation and amortization	0.1	0.1
Operating income	$0.9	$1.3
Key Statistical Data - Total:
Billable hours	451,032	607,437
Clients served	7,479	9,759
Shifts	193,742	257,609
Revenue per hour	$30.95	$27.95
Revenue per shift	$72.04	$65.92
Hours per shift	2.3	2.4

Operating Results
Operating income related to our personal care segment decreased less than $1 million on a $3 million decrease in net service revenue. The decrease in net service revenue is due to the impact of COVID-19 and staffing shortages partially offset by rate increases. The impact of COVID-19 has been partially mitigated by a reduction in our cost of service as most of our personal care employees are paid on an hourly basis and a reduction in our other operating expenses.

High Acuity Care Segment
The following table summarizes our high acuity care segment results of operations:

	For the Three-Month Periods Ended March 31,
	2022	2021
Financial Information (in millions):
Medicare	$—	$—
Non-Medicare	2.7	—
Net service revenue	2.7	—
Other operating income	—	—
Cost of service	2.6	—
Gross margin	0.1	—
Other operating expenses	7.1	—
Depreciation and amortization	0.8	—
Operating loss	$(7.8)	$—
Key Statistical Data - Total:
Full risk admissions	106	—
Limited risk admissions	227	—
Total admissions	333	—
Number of joint ventures	9	—
Operating Results
Overall, our high acuity care segment generated revenue totaling $2.7 million and an operating loss of $7.8 million. Although we expect our high acuity care segment to continue to generate operating losses throughout the remainder of the year, we also expect improvement in our operating income as we leverage our operating structure through growth in current and future joint ventures and expansion into new lines of business such as palliative care at home and primary care at home.
Net Service Revenue
Our high acuity care segment provides home recovery care services for high acuity patients on either a full risk or limited risk basis, each with different reimbursement arrangements. Full risk admissions are admissions for which we assume the financial risk for all related healthcare services during a 30-day or 60-day episodic period in exchange for a fixed contracted bundled rate. Limited risk admissions are admissions for which we assume the risk for certain healthcare services during a shorter acute phase period (equivalent to an inpatient hospital stay) in exchange for a contracted per diem payment.
During the quarter, we generated net service revenue of $2.7 million resulting from 106 full risk admissions and 227 limited risk admissions. Revenue per episode was comprised of $10,077 for full risk episodes and $5,779 for limited risk episodes. The significant utilization of limited risk episodes was primarily due to the impact of heavy COVID-19 surges across certain of our joint venture markets and the resulting patient acuity which necessitated that a portion of our patients' inpatient stays occur within the inpatient hospital facilities rather than in the home.
Cost of Service, Excluding Depreciation and Amortization
Our cost of service consists primarily of medical costs associated with direct clinician care provided to our patients during the applicable episode period, whether such care was provided on the day of program admission, in the patients’ homes or via telehealth, as well as costs associated with our virtual care unit (“VCU”), which enables us to provide monitoring services and facilitates virtual patient rounding visits via telehealth. We continue to invest in the infrastructure of our VCU in anticipation of future growth.
Other Operating Expenses
Other operating expenses primarily consist of salaries and benefits. We have made significant investments to build the clinical, operational and technological infrastructure necessary to support the development and future growth of home recovery care programs on a national scale. We have employees at both the local market level and at our corporate offices.

Corporate
The following table summarizes our corporate results of operations:

	For the Three-Month Periods Ended March 31,
	2022	2021
Financial Information (in millions):
Other operating expenses	$40.7	$42.6
Depreciation and amortization	5.6	5.9
Total operating expenses	$46.3	$48.5
Corporate expenses consist of costs related to our executive management and corporate and administrative support functions, primarily information services, accounting, finance, billing and collections, legal, compliance, risk management, procurement, marketing, clinical administration, training, human resources and administration.
Corporate other operating expenses decreased approximately $2 million during the three-month period ended March 31, 2022 primarily due to higher gains on the sale of fleet vehicles and lower spend in various cost categories.

Liquidity and Capital Resources
Cash Flows
The following table summarizes our cash flows for the periods indicated (amounts in millions):

	For the Three-Month Periods Ended March 31,
	2022	2021
Cash provided by operating activities	$48.6	$54.0
Cash used in investing activities	(16.1)	(1.6)
Cash used in financing activities	(7.4)	(57.5)
Net increase (decrease) in cash, cash equivalents and restricted cash	25.1	(5.1)
Cash, cash equivalents and restricted cash at beginning of period	45.8	83.4
Cash, cash equivalents and restricted cash at end of period	$70.9	$78.3

Cash provided by operating activities decreased $5.4 million during the three-month period ended March 31, 2022 compared to the three-month period ended March 31, 2021 primarily due to a decrease in operating income partially offset by the timing of the payment of accrued expenses.
Our cash used in investing activities primarily consists of the purchase of property and equipment, investments and acquisitions. Cash used in investing activities increased $14.5 million during the three-month period ended March 31, 2022 compared to the three-month period ended March 31, 2021 as a result of our investment activity.
Our financing activities primarily consist of borrowings under our term loan and/or revolving credit facility, repayments of borrowings, the remittance of taxes associated with shares withheld on non-cash compensation, proceeds related to the exercise of stock options, proceeds related to the purchase of stock under our employee stock purchase plan and our purchase of company stock under our stock repurchase program. Cash used in financing activities totaled $7.4 million during the three-month period ended March 31, 2022 primarily due to the repayment of borrowings and the remittance of taxes associated with shares withheld on non-cash compensation. Cash used in financing activities totaled $57.5 million during the three-month period ended March 31, 2021 due to the repurchase of company stock and the remittance of taxes associated with shares withheld on non-cash compensation partially offset by net proceeds under our revolving line of credit.
Liquidity
Typically, our principal source of liquidity is the collection of our patient accounts receivable, primarily through the Medicare program. In addition to our collection of patient accounts receivable, from time to time, we can and do obtain additional sources of liquidity by the incurrence of additional indebtedness.
During the three-month period ended March 31, 2022, we spent $0.9 million in capital expenditures as compared to $1.6 million during the three-month period ended March 31, 2021. Our capital expenditures for 2022 are expected to be approximately $7.0 million to $9.0 million, excluding the impact of any future acquisitions.
As of March 31, 2022, we had $67.8 million in cash and cash equivalents and $522.5 million in availability under our $550.0 million Revolving Credit Facility. We used cash on hand and proceeds from borrowings under our Revolving Credit Facility on April 1, 2022 to fund the acquisitions of Evolution Health, LLC and certain assets of AssistedCare Home Health, Inc. and RH Homecare Service, LLC (see Note 10 - Subsequent Events to our condensed consolidated financial statements for additional information).
Based on our operating forecasts and our debt service requirements, we believe we will have sufficient liquidity to fund our operations, capital requirements and debt service requirements for the next twelve months and beyond.

Outstanding Patient Accounts Receivable
Our patient accounts receivable increased $18.6 million from December 31, 2021 primarily due to the shift from submitting Requests for Anticipated Payment ("RAPs") to Notice of Admissions ("NOAs") for reimbursement from Medicare. The intermediaries were delayed in accepting the NOAs and remitting payment. Our cash collection as a percentage of revenue was 102% for the three-month periods ended March 31, 2022 and 2021. Our days revenue outstanding at March 31, 2022 was 46.3 days, which is an increase of 3.1 days from December 31, 2021 and an increase of 2.4 days from March 31, 2021.
Our patient accounts receivable includes unbilled receivables and are aged based upon our initial service date. We monitor unbilled receivables on a care center by care center basis to ensure that all efforts are made to bill claims within timely filing deadlines. Our unbilled patient accounts receivable can be impacted by acquisition activity, probe edits or regulatory changes which result in additional information or procedures needed prior to billing. The timely filing deadline for Medicare is one year from the date of the last billable service in the 30-day billing period and varies by state for Medicaid-reimbursable services and among insurance companies and other private payors.
The following schedules detail our patient accounts receivable, by payor class, aged based upon initial date of service (amounts in millions, except days revenue outstanding):

	0-90	91-180	181-365	Over 365	Total
At March 31, 2022:
Medicare patient accounts receivable	$189.9	$8.5	$2.5	$1.9	$202.8
Other patient accounts receivable:
Medicaid	15.3	1.4	0.6	—	17.3
Private	64.8	5.1	3.6	—	73.5
Total	$80.1	$6.5	$4.2	$—	$90.8
Total patient accounts receivable					$293.6
Days revenue outstanding (1)					46.3
	0-90	91-180	181-365	Over 365	Total
At December 31, 2021:
Medicare patient accounts receivable	$176.7	$7.5	$1.1	$1.4	$186.7
Other patient accounts receivable:
Medicaid	16.0	1.5	0.7	—	18.2
Private	59.7	8.7	1.7	—	70.1
Total	$75.7	$10.2	$2.4	$—	$88.3
Total patient accounts receivable					$275.0
Days revenue outstanding (1)					43.2

(1)Our calculation of days revenue outstanding is derived by dividing our ending patient accounts receivable at March 31, 2022 and December 31, 2021 by our average daily net service revenue for the three-month periods ended March 31, 2022 and December 31, 2021, respectively.
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

During the three-month period ended March 31, 2022, we had no outstanding borrowings under our $550.0 million Revolving Credit Facility. Our weighted average interest rate for borrowings under our $550.0 million Revolving Credit Facility was 2.0% for the three-month period ended March 31, 2021. Our weighted average interest rate for borrowings under our Amended Term Loan Facility was 1.7% and 1.6% for the three-month periods ended March 31, 2022 and 2021, respectively.
As of March 31, 2022, our consolidated leverage ratio was 1.4, our consolidated interest coverage ratio was 26.2 and we are in compliance with our covenants under the Second Amended Credit Agreement.
As of March 31, 2022, our availability under our $550.0 million Revolving Credit Facility was $522.5 million as we have no outstanding borrowings and $27.5 million outstanding in letters of credit.
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
Pursuant to this program, we repurchased 292,348 shares of our common stock at a weighted average price of $249.28 per share and a total cost of approximately $73 million during the three-month period ended March 31, 2021. The repurchased shares are classified as treasury shares. The 2021 Share Repurchase Program expired on December 31, 2021.
On August 2, 2021, our Board of Directors authorized a share repurchase program, under which we may repurchase up to $100 million of our outstanding common stock through December 31, 2022, to commence upon the completion of the Company's 2021 Share Repurchase Program (the "New Share Repurchase Program").
Under the terms of the New Share Repurchase Program, we are allowed to repurchase shares from time to time through open market purchases, unsolicited or solicited privately negotiated transactions, an accelerated stock repurchase program, and/or a trading plan in compliance with Exchange Act Rule 10b5-1. The timing and the amount of the repurchases will be determined by management based on a number of factors, including but not limited to share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions and other factors. We have not repurchased any shares under the New Share Repurchase Program as of March 31, 2022.
Inflation
We do not believe inflation has significantly impacted our results of operations.
Critical Accounting Estimates
See Part II, Item 7 – Critical Accounting Estimates and our consolidated financial statements and related notes in Part II, Item 8 of our 2021 Annual Report on Form 10-K for accounting policies and related estimates we believe are the most critical to understanding our condensed consolidated financial statements, financial condition and results of operations and which require complex management judgment and assumptions or involve uncertainties. These critical accounting estimates include revenue recognition, business combinations and goodwill and other intangible assets. There have not been any changes to our significant accounting policies or their application since we filed our 2021 Annual Report on Form 10-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from fluctuations in interest rates. Our Term Loan and Revolving Credit Facility carry a floating interest rate which is tied to the Eurodollar rate (i.e. LIBOR) and the Prime Rate, and therefore, our condensed consolidated statements of operations and our condensed consolidated statements of cash flows are exposed to changes in interest rates. As of March 31, 2022, the total amount of outstanding debt subject to interest rate fluctuations was $444.4 million. A 1.0% interest rate change would cause interest expense to change by approximately $4.4 million annually, assuming the Company makes no principal repayments.

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
In connection with the preparation of this Quarterly Report on Form 10-Q, as of March 31, 2022, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.
Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2022, the end of the period covered by this Quarterly Report.
Changes in Internal Controls
There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have occurred during the quarter ended March 31, 2022, that have materially impacted, or are reasonably likely to materially impact, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and, based on an evaluation of our controls and procedures, our principal executive officer and our principal financial officer concluded our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2022, the end of the period covered by this Quarterly Report.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 6 - Commitments and Contingencies to the condensed consolidated financial statements for information concerning our legal proceedings.
ITEM 1A. RISK FACTORS
There have been no material changes in the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2021.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides the information with respect to purchases made by us of shares of our common stock during each of the months during the three-month period ended March 31, 2022:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
January 1, 2022 to January 31, 2022	4,866		$161.88	—	$100,000,000
February 1, 2022 to February 28, 2022	27,304		142.61	—	100,000,000
March 1, 2022 to March 31, 2022	—		—	—	100,000,000
	32,170	(1)	$145.53	—	$100,000,000

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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

3.1	Composite of Certificate of Incorporation of the Company inclusive of all amendments through June 14, 2007	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	0-24260	3.1

3.2	Composite of By-Laws of the Company inclusive of all amendments through October 20, 2021	The Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021	0-24260	3.2

*10.1	Amedisys Holding, L.L.C. Severance Plan for Chief Executive Officer	The Company's Current Report on Form 8-K filed on January 10, 2022	0-24260	10.1

†31.1	Certification of Christopher T. Gerard, President and Chief Executive Officer (principal executive officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2	Certification of Scott G. Ginn, Executive Vice President and Chief Financial Officer (principal financial officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

††32.1
Certification of Christopher T. Gerard, President and Chief Executive Officer (principal executive officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

††32.2
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
Date: April 28, 2022