Form 10-Q
period 2022-06-30
AMEDISYS INC
filed 2022-07-28
CIK 896262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, is as follows: Common stock, $0.001 par value, 32,443,341 shares outstanding as of July 22, 2022.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMEDISYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	June 30, 2022 (Unaudited)	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$26,566	$42,694
Restricted cash	22,198	3,075
Patient accounts receivable	305,413	274,961
Prepaid expenses	15,199	10,356
Other current assets	25,493	25,598
Total current assets	394,869	356,684
Property and equipment, net of accumulated depreciation of $100,265 and $96,937	17,847	18,435
Operating lease right of use assets	107,723	101,257
Goodwill	1,289,672	1,196,090
Intangible assets, net of accumulated amortization of $9,109 and $19,900	106,189	111,190
Deferred income tax assets	—	289
Other assets	84,686	73,023
Total assets	$2,000,986	$1,856,968
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$43,509	$38,217
Payroll and employee benefits	161,068	141,001
Accrued expenses	176,239	150,836
Current portion of long-term obligations	12,521	12,995
Current portion of operating lease liabilities	34,035	31,233
Total current liabilities	427,372	374,282
Long-term obligations, less current portion	442,413	432,075
Operating lease liabilities, less current portion	72,619	69,309
Deferred income tax liabilities	6,179	—
Other long-term obligations	13,408	4,979
Total liabilities	961,991	880,645
Commitments and Contingencies—Note 6
Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized; 37,780,242 and 37,674,868 shares issued; and 32,432,527 and 32,509,969 shares outstanding	38	38
Additional paid-in capital	743,276	728,118
Treasury stock, at cost 5,347,715 and 5,164,899 shares of common stock	(457,981)	(435,868)
Retained earnings	700,313	639,063
Total Amedisys, Inc. stockholders’ equity	985,646	931,351
Noncontrolling interests	53,349	44,972
Total equity	1,038,995	976,323
Total liabilities and equity	$2,000,986	$1,856,968
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	For the Three-Month Periods Ended June 30,		For the Six-Month Periods Ended June 30,
	2022	2021	2022	2021
Net service revenue	$557,890	$564,166	$1,103,147	$1,101,310
Other operating income	—	4,603	—	13,304
Cost of service, excluding depreciation and amortization	316,211	308,691	621,031	605,894
General and administrative expenses:
Salaries and benefits	127,758	114,335	251,238	230,160
Non-cash compensation	5,148	6,156	12,495	13,463
Other	54,912	54,731	108,552	103,837
Depreciation and amortization	6,220	6,721	14,228	14,276
Operating expenses	510,249	490,634	1,007,544	967,630
Operating income	47,641	78,135	95,603	146,984
Other income (expense):
Interest income	36	25	49	49
Interest expense	(8,311)	(1,932)	(11,484)	(4,004)
Equity in earnings (loss) from equity method investments	659	1,370	(744)	2,488
Gain on equity method investments	—	31,092	—	31,092
Miscellaneous, net	331	475	664	763
Total other (expense) income, net	(7,285)	31,030	(11,515)	30,388
Income before income taxes	40,356	109,165	84,088	177,372
Income tax expense	(11,319)	(28,546)	(23,338)	(46,461)
Net income	29,037	80,619	60,750	130,911
Net loss (income) attributable to noncontrolling interests	542	(470)	500	(892)
Net income attributable to Amedisys, Inc.	$29,579	$80,149	$61,250	$130,019
Basic earnings per common share:
Net income attributable to Amedisys, Inc. common stockholders	$0.91	$2.46	$1.88	$3.98
Weighted average shares outstanding	32,522	32,588	32,538	32,684
Diluted earnings per common share:
Net income attributable to Amedisys, Inc. common stockholders	$0.91	$2.43	$1.87	$3.93
Weighted average shares outstanding	32,681	32,981	32,722	33,085
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except common stock shares)
(Unaudited)

	For the Three-Months Ended June 30, 2022
	Total	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Noncontrolling Interests
		Shares	Amount
Balance, March 31, 2022	$1,020,652	37,763,705	$38	$736,536	$(440,550)	$670,734	$53,894
Issuance of stock – employee stock purchase plan	906	6,184	—	906	—	—	—
Issuance/(cancellation) of non-vested stock	—	3,812	—	—	—	—	—
Exercise of stock options	686	6,541	—	686	—	—	—
Non-cash compensation	5,148	—	—	5,148	—	—	—
Surrendered shares	(80)	—	—	—	(80)	—	—
Shares repurchased	(17,351)	—	—	—	(17,351)	—	—
Noncontrolling interest contributions	300	—	—	—	—	—	300
Noncontrolling interest distributions	(303)	—	—	—	—	—	(303)
Net income (loss)	29,037	—	—	—	—	29,579	(542)
Balance, June 30, 2022	$1,038,995	37,780,242	$38	$743,276	$(457,981)	$700,313	$53,349

	For the Three-Months Ended June 30, 2021
	Total	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Noncontrolling Interests
		Shares	Amount
Balance, March 31, 2021	$789,574	37,538,837	$38	$707,006	$(398,752)	$479,861	$1,421
Issuance of stock – employee stock purchase plan	913	4,060	—	913	—	—	—
Issuance/(cancellation) of non-vested stock	—	4,068	—	—	—	—	—
Exercise of stock options	259	6,390	—	259	—	—	—
Non-cash compensation	6,156	—	—	6,156	—	—	—
Surrendered shares	(170)	—	—	—	(170)	—	—
Shares repurchased	(1,188)	—	—	—	(1,188)	—	—
Noncontrolling interest distributions	(276)	—	—	—	—	—	(276)
Net income	80,619	—	—	—	—	80,149	470
Balance, June 30, 2021	$875,887	37,553,355	$38	$714,334	$(400,110)	$560,010	$1,615

	For the Six-Months Ended June 30, 2022
	Total	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Noncontrolling Interests
		Shares	Amount
Balance, December 31, 2021	$976,323	37,674,868	$38	$728,118	$(435,868)	$639,063	$44,972
Issuance of stock – employee stock purchase plan	1,891	13,345	—	1,891	—	—	—
Issuance/(cancellation) of non-vested stock	—	84,306	—	—	—	—	—
Exercise of stock options	772	7,723	—	772	—	—	—
Non-cash compensation	12,495	—	—	12,495	—	—	—
Surrendered shares	(4,762)	—	—	—	(4,762)	—	—
Shares repurchased	(17,351)	—	—	—	(17,351)	—	—
Noncontrolling interest contributions	9,852	—	—	—	—	—	9,852
Noncontrolling interest distributions	(975)	—	—	—	—	—	(975)
Net income (loss)	60,750	—	—	—	—	61,250	(500)
Balance, June 30, 2022	$1,038,995	37,780,242	$38	$743,276	$(457,981)	$700,313	$53,349

	For the Six-Months Ended June 30, 2021
	Total	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Noncontrolling Interests
		Shares	Amount
Balance, December 31, 2020	$810,741	37,470,212	$38	$698,287	$(319,092)	$429,991	$1,517
Issuance of stock – employee stock purchase plan	1,961	8,262	—	1,961	—	—	—
Issuance/(cancellation) of non-vested stock	—	61,069	—	—	—	—	—
Exercise of stock options	623	13,812	—	623	—	—	—
Non-cash compensation	13,463	—	—	13,463	—	—	—
Surrendered shares	(6,944)	—	—	—	(6,944)	—	—
Shares repurchased	(74,074)	—	—	—	(74,074)	—	—
Noncontrolling interest distributions	(794)	—	—	—	—	—	(794)
Net income	130,911	—	—	—	—	130,019	892
Balance, June 30, 2021	$875,887	37,553,355	$38	$714,334	$(400,110)	$560,010	$1,615
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Six-Month Periods Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$60,750	$130,911
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,228	14,276
Non-cash compensation	12,495	13,463
Amortization and impairment of operating lease right of use assets	22,463	19,702
Loss on disposal of property and equipment	531	8
Gain on equity method investments	—	(31,092)
Deferred income taxes	6,003	22,716
Equity in loss (earnings) from equity method investments	744	(2,488)
Amortization of deferred debt issuance costs/debt discount	495	432
Return on equity method investments	2,428	2,683
Changes in operating assets and liabilities, net of impact of acquisitions:
Patient accounts receivable	(21,344)	(22,787)
Other current assets	(4,468)	3,560
Other assets	220	(52)
Accounts payable	4,498	(6,530)
Accrued expenses	29,529	(1,627)
Other long-term obligations	(223)	(1,736)
Operating lease liabilities	(20,657)	(17,955)
Operating lease right of use assets	(1,662)	(1,524)
Net cash provided by operating activities	106,030	121,960
Cash Flows from Investing Activities:
Proceeds from the sale of deferred compensation plan assets	28	25
Proceeds from the sale of property and equipment	37	42
Purchases of property and equipment	(2,782)	(2,943)
Investments in technology assets	(559)	—
Other investments	(15,000)	—
Acquisitions of businesses, net of cash acquired	(73,311)	(2,503)
Net cash used in investing activities	(91,587)	(5,379)
Cash Flows from Financing Activities:
Proceeds from issuance of stock upon exercise of stock options	772	623
Proceeds from issuance of stock to employee stock purchase plan	1,891	1,961
Shares withheld to pay taxes on non-cash compensation	(4,762)	(6,944)
Noncontrolling interest contributions	952	—
Noncontrolling interest distributions	(975)	(794)
Proceeds from borrowings under revolving line of credit	298,500	389,200
Repayments of borrowings under revolving line of credit	(283,500)	(410,200)
Principal payments of long-term obligations	(6,975)	(5,392)
Purchase of company stock	(17,351)	(74,074)
Provider relief fund advance	—	(1,672)
Net cash used in financing activities	(11,448)	(107,292)
Net increase in cash, cash equivalents and restricted cash	2,995	9,289
Cash, cash equivalents and restricted cash at beginning of period	45,769	83,357
Cash, cash equivalents and restricted cash at end of period	$48,764	$92,646

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$4,489	$1,914
Cash paid for income taxes, net of refunds received	$22,977	$8,667
Cash paid for operating lease liabilities	$22,319	$19,479
Cash paid for finance lease liabilities	$735	$1,017
Supplemental Disclosures of Non-Cash Activity:
Right of use assets obtained in exchange for operating lease liabilities	$26,590	$20,689
Right of use assets obtained in exchange for finance lease liabilities	$1,316	$527
Reductions to right of use assets resulting from reductions to operating lease liabilities	$2,763	$904
Accrued contingent consideration	$19,195	$—
Noncontrolling interest contribution	$8,900	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. NATURE OF OPERATIONS, CONSOLIDATION AND PRESENTATION OF FINANCIAL STATEMENTS
Amedisys, Inc., a Delaware corporation (together with its consolidated subsidiaries, referred to herein as “Amedisys,” “we,” “us,” or “our”), is a multi-state provider of home health, hospice, personal care and high acuity care services with approximately 74% of our consolidated net service revenue derived from Medicare for the three and six-month periods ended June 30, 2022 and approximately 75% of our consolidated net service revenue derived from Medicare for the three and six-month periods ended June 30, 2021. As of June 30, 2022, we owned and operated 353 Medicare-certified home health care centers, 174 Medicare-certified hospice care centers, 14 personal-care care centers and 9 admitting high acuity care joint ventures in 38 states within the United States and the District of Columbia.
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
We account for investments in entities in which we have the ability to exercise significant influence under the equity method if we hold 50% or less of the voting stock and the entity is not a VIE in which we are the primary beneficiary. The book value of investments that we account for under the equity method of accounting was $45.0 million and $48.1 million as of June 30, 2022 and December 31, 2021, respectively, and is reflected in other assets within our condensed consolidated balance sheets.
During 2021, a third-party acquired a majority of the issued and outstanding membership interests of one of our equity method investments, Medalogix, for cash, with the remaining membership interests rolling over into a newly formed entity that includes Medalogix as well as another healthcare predictive data and analytics company. We rolled over 100% of our ownership interest in Medalogix to the newly formed entity, and in connection with this transaction, we recognized a $31.1 million gain based on the purchase price of Medalogix during the three-month period ended June 30, 2021, which is reflected in gain on equity method investments within our condensed consolidated statements of operations.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We account for investments in entities in which we have less than 20% ownership interest under the cost method of accounting if we do not have the ability to exercise significant influence over the investee. During the three-month period ended March 31, 2022, we made a $15.0 million investment in an entity accounted for under the cost method. The book value of investments that we account for under the cost method of accounting was $20.0 million and $5.0 million as of June 30, 2022 and December 31, 2021, respectively, and is reflected in other assets within our condensed consolidated balance sheets.
Our high acuity care segment includes interests in several joint ventures with health system partners and a professional corporation that employs clinicians. Each of these entities meets the criteria to be classified as a VIE. As of June 30, 2022, we are consolidating all but one of our admitting joint ventures with health system partners as well as the professional corporation as we have concluded that we are the primary beneficiary of these VIEs. We have management agreements in place with each of these entities whereby we manage the entities and run the day-to-day operations. As such, we possess the power to direct the activities that most significantly impact the economic performance of the VIEs. The significant activities include, but are not limited to, negotiating provider and payor contracts, establishing patient care policies and protocols, making employment and compensation decisions, developing the operating and capital budgets, performing marketing activities and providing accounting support. We also have the obligation to absorb any expected losses and the right to receive benefits. Additionally, from time to time, we may be required to provide joint venture funding. We account for one of our admitting joint ventures with health system partners under the equity method of accounting as we are not considered to be the primary beneficiary of this VIE.
The terms of the agreements with each VIE prohibit us from using the assets of the VIE to satisfy the obligations of other entities. The carrying amount of the VIEs’ assets and liabilities included in our condensed consolidated balance sheets are as follows (amounts in millions):

	As of June 30, 2022	As of December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$10.4	$3.1
Patient accounts receivable	4.1	2.4
Other current assets	0.4	0.1
Total current assets	14.9	5.6
Property and equipment	0.2	0.1
Goodwill	8.5	—
Intangible assets	0.4	—
Total assets	$24.0	$5.7
LIABILITIES
Current liabilities:
Payroll and employee benefits	$0.7	$0.3
Accrued expenses	4.8	3.4
Current portion of long-term obligations	0.2	0.8
Total current liabilities	5.7	4.5
Other long-term obligations	—	—
Total liabilities	$5.7	$4.5

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
Non-contractual revenue adjustments are recorded for self-pay, uninsured patients and other payors by major payor class based on our historical collection experience, aged accounts receivable by payor and current economic conditions. The non-contractual revenue adjustments represent the difference between amounts billed and amounts we expect to collect based on our collection history with similar payors. We assess our ability to collect for the healthcare services provided at the time of patient admission based on our verification of the patient's insurance coverage under Medicare, Medicaid, and other commercial or managed care insurance programs. Medicare represented approximately 74% of our consolidated net service revenue for the three and six-month periods ended June 30, 2022 and approximately 75% of our consolidated net service revenue for the three and six-month periods ended June 30, 2021.
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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Revenue by payor class as a percentage of total net service revenue is as follows:

	For the Three-Month Periods Ended June 30,		For the Six-Month Periods Ended June 30,
	2022	2021	2022	2021
Home Health:
Medicare	40%	42%	40%	42%
Non-Medicare - Episodic-based	8%	8%	8%	8%
Non-Medicare - Non-episodic based	13%	12%	12%	12%
Hospice:
Medicare	33%	33%	34%	33%
Non-Medicare	2%	2%	2%	2%
Personal Care	3%	3%	3%	3%
High Acuity Care (1)	1%	—%	1%	—%
	100%	100%	100%	100%
(1) Acquired Contessa Health on August 1, 2021.

Home Health Revenue Recognition
Medicare Revenue
Effective January 1, 2020, the Centers for Medicare and Medicaid Services ("CMS") implemented a revised case-mix adjustment methodology, the Patient-Driven Groupings Model ("PDGM"). PDGM uses 30-day periods of care rather than 60-day episodes of care as the unit of payment, eliminates the use of the number of therapy visits provided in determining payment and relies more heavily on clinical characteristics and other patient information.
All Medicare contracts are required to have a signed plan of care which represents a single performance obligation, comprised of the delivery of a series of distinct services that are substantially similar and have a similar pattern of transfer to the customer. Accordingly, we account for the series of services ("episode") as a single performance obligation satisfied over time, as the customer simultaneously receives and consumes the benefits of the goods and services provided. An episode starts the first day a billable visit is performed and ends 60 days later or upon discharge, if earlier, with multiple continuous episodes allowed. Each 60-day episode includes two 30-day periods of care.
Net service revenue is recorded based on the established Federal Medicare home health payment rate for a 30-day period of care. ASC 606 notes that if an entity has a right to consideration from a customer in an amount that corresponds directly with the value of the entity’s performance completed to date, the entity may recognize revenue in the amount to which the entity has a right to invoice. We have elected to apply the "right to invoice" practical expedient and therefore, our revenue recognition is based on the reimbursement we are entitled to for each 30-day period of care. We utilize our historical average length of stay for each 30-day period of care as the measure of progress towards the satisfaction of our performance obligation.
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
Hospice Revenue Recognition
Hospice Medicare Revenue
Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the estimated payment rates. The estimated payment rates are predetermined daily or hourly rates for each of the four levels of care we deliver. The four levels of care are routine care, general inpatient care, continuous home care and respite care. Routine care accounted for 97% of our total Medicare hospice service revenue for the three and six-month periods ended June 30, 2022 and June 30, 2021. There are two separate payment rates for routine care: payments for the first 60 days of care and care beyond 60 days. In addition to the two routine rates, we may also receive a service intensity add-on (“SIA”). The SIA is based on visits made in the last seven days of life by a registered nurse or medical social worker for patients in a routine level of care.
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
Additionally, our hospice service revenue is subject to certain limitations on payments from Medicare which are considered variable consideration. We are subject to an inpatient cap limit and an overall Medicare payment cap for each provider number. We monitor these caps on a provider-by-provider basis and estimate amounts due back to Medicare if we estimate a cap has been exceeded. We record these adjustments as a reduction to revenue and an increase in accrued expenses within our condensed consolidated balance sheets. Providers are required to self-report and pay their estimated cap liability by February 28th of the following year. Effective with the 2016 final rule, the cap year was changed to align with the federal fiscal year which begins on October 1st and ends on September 30th. As of June 30, 2022, we have recorded $4.2 million for estimated amounts due back to Medicare in accrued expenses for the Federal cap years ended October 31, 2016 through September 30, 2022. As of December 31, 2021, we had recorded $4.5 million for estimated amounts due back to Medicare in accrued expenses for the Federal cap years ended October 31, 2016 through September 30, 2022.

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
High Acuity Care Revenue Recognition
High Acuity Care Revenue
Our revenues are derived from contracts with (1) health insurance plans for the coordination and provision of home recovery care services to clinically-eligible patients who are enrolled members in those insurance plans, (2) health system partners for the coordination and provision of home recovery care services to clinically-eligible patients who are discharged early from a health system facility to complete their inpatient stay at home and (3) Medicare and other payors for the provision of home health services.
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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In March 2022, our high acuity care segment entered into a transaction in which one of our health system partners contributed its home health operations to one of our existing high acuity care joint ventures. We recognize Medicare and non-Medicare revenue in a manner that is consistent with our home health segment revenue recognition policy described above.
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
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include certificates of deposit and all highly liquid debt instruments with maturities of three months or less when purchased. Restricted cash includes cash that is not available for ordinary business use. As of June 30, 2022 and December 31, 2021, we had $22.2 million and $3.1 million, respectively, of restricted cash that was placed into escrow accounts related to the indemnity, closing payment and various other provisions within the purchase agreements of our acquisitions. The increase in restricted cash from December 31, 2021 to June 30, 2022 is related to our acquisitions of Evolution Health, LLC ("Evolution") and AssistedCare Home Health, Inc. and RH Homecare Services, LLC ("AssistedCare") on April 1, 2022. See Note 4 – Acquisitions for additional information.
The following table summarizes the balances related to our cash, cash equivalents and restricted cash (amounts in millions):

	As of June 30, 2022	As of December 31, 2021
Cash and cash equivalents	$26.6	$42.7
Restricted cash	22.2	3.1
Cash, cash equivalents and restricted cash	$48.8	$45.8
Patient Accounts Receivable
We report accounts receivable from services rendered at their estimated transaction price, which includes contractual and non-contractual revenue adjustments based on the amounts expected to be due from payors. Our patient accounts receivable are uncollateralized and consist of amounts due from Medicare, Medicaid, other third-party payors and patients. Our non-Medicare third-party payor base is comprised of a diverse group of payors that are geographically dispersed across the country. As of June 30, 2022, there is no single payor, other than Medicare, that accounts for more than 10% of our total outstanding patient receivables. Thus, we believe there are no other significant concentrations of receivables that would subject us to any significant credit risk in the collection of our patient accounts receivable. We write off accounts on a monthly basis once we have exhausted our collection efforts and deem an account to be uncollectible. We believe the collectability risk associated with our Medicare accounts, which represented 68% of our patient accounts receivable at June 30, 2022 and December 31, 2021, is limited due to our historical collection rate of over 99% from Medicare and the fact that Medicare is a U.S. government payor.
We do not believe there are any significant concentrations of revenues from any payor that would subject us to any significant credit risk in the collection of our accounts receivable.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Medicare Home Health
For our home health patients (within both our home health and high acuity care segments), our pre-billing process includes verifying that we are eligible for payment from Medicare for the services that we provide to our patients. Our Medicare billing begins with a process to ensure that our billings are accurate through the utilization of an electronic Medicare claim review. We bill Medicare following the end of each 30-day period of care or upon discharge, if earlier, for the services provided to the patient.
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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Fair Value of Financial Instruments
The following details our financial instruments where the carrying value and the fair value differ (amounts in millions):

	Fair Value at Reporting Date Using
Financial Instrument	Carrying Value as of June 30, 2022	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term obligations	$456.8	$—	$476.9	$—

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

	For the Three- Month Periods Ended June 30,		For the Six- Month Periods Ended June 30,
	2022	2021	2022	2021
Weighted average number of shares outstanding - basic	32,522	32,588	32,538	32,684
Effect of dilutive securities:
Stock options	46	139	56	145
Non-vested stock and stock units	113	254	128	256
Weighted average number of shares outstanding - diluted	32,681	32,981	32,722	33,085
Anti-dilutive securities	283	71	250	58

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
$106.8
The CARES Act also provided for the temporary suspension of the automatic 2% reduction of Medicare claim reimbursements ("sequestration") for the period May 1, 2020 through December 31, 2020. In December 2020, Congress passed additional COVID-19 relief legislation as part of the Consolidated Appropriations Act, 2021. This legislation extended the suspension of sequestration through March 31, 2021. In April 2021, Congress passed H.R. 1868, which among other items, provided for an additional extension of the temporary suspension of sequestration through December 31, 2021. In December 2021, Congress passed the Protecting Medicare and American Farmers from Sequester Cuts Act. This legislation extended the 2% suspension of sequestration through March 31, 2022; sequestration was reinstated as a 1% reduction to Medicare claim reimbursements effective April 1, 2022 and has been reinstated as a 2% reduction to Medicare claim reimbursements effective July 1, 2022. The suspension of sequestration increased net service revenue by $4 million and $13 million during the three and six-month periods ended June 30, 2022, respectively, and $10 million and $18 million during the three and six-month periods ended June 30, 2021, respectively.
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
2022 Acquisitions
On March 23, 2022, we entered into a transaction with one of our high acuity care health system partners in which we contributed cash and our health system partner contributed its home health operations to one of our existing high acuity care joint ventures. As a result of this transaction, we recorded goodwill of $8.5 million, other intangibles of $0.4 million (certificate of need and licenses) and noncontrolling interest of $8.9 million within our condensed consolidated balance sheet. The fair value of noncontrolling interest was determined using an income approach and a market approach.
On April 1, 2022, we acquired 15 home health care centers from Evolution Health, LLC, a division of Envision Healthcare, doing business as Guardian Healthcare, Gem City, and Care Connection of Cincinnati ("Evolution"), for an estimated purchase price of $67.8 million. A portion of the purchase price ($51.1 million) was paid to the seller with cash on hand and proceeds from borrowings under our Revolving Credit Facility. The remainder ($16.7 million) was placed into an escrow account in accordance with the closing payment, indemnity and other provisions within the purchase agreement and is reflected in restricted cash within our condensed consolidated balance sheet. Corresponding liabilities were also recorded to accrued expenses and other long-term obligations within our condensed consolidated balance sheet related to these contingent consideration arrangements.
Of the total $16.7 million placed into escrow, $1.0 million has been set aside for any potential closing payment adjustment. The closing payment calculated on the acquisition date included estimates for cash, working capital and various other items. Under the purchase agreement, the purchase price is subject to an adjustment for any differences between estimated amounts included in the closing payment and actual amounts at close. We expect to finalize any changes to the purchase price resulting from the closing payment adjustment during the three-month period ending September 30, 2022. The remaining $15.7 million placed into escrow relates to certain outstanding matters existing as of the acquisition date as well as potential losses the Company may incur for which the seller has an obligation to indemnify the Company. This amount will either be paid to third parties as outstanding matters are resolved or to the seller at certain intervals in the future.
We expect $15 million of goodwill recorded for this acquisition to be deductible for income tax purposes over approximately 15 years.
Evolution contributed $11.3 million in net service revenue and an operating loss of $1.8 million during the three and six-month periods ended June 30, 2022.
The Company is in the process of reviewing the fair value of the assets acquired and liabilities assumed. Based on the Company's preliminary valuation, the total estimated consideration of $67.8 million has been allocated to assets acquired and liabilities assumed as of the acquisition date as follows (amounts in millions):

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Amount
ASSETS
Patient accounts receivable	$9.1
Prepaid expenses	0.2
Other current assets	0.1
Property and equipment	2.5
Operating lease right of use assets	3.2
Intangible assets (licenses)	1.3
Other assets	0.1
Total assets acquired	$16.5
LIABILITIES AND EQUITY
Accounts payable	$(0.7)
Payroll and employee benefits	(2.7)
Accrued expenses	(2.4)
Operating lease liabilities	(2.8)
Deferred income tax liability	(0.5)
Current portion of long-term obligations	(0.6)
Total liabilities assumed	(9.7)
Net identifiable assets acquired	$6.8
Goodwill	61.0
Total consideration	$67.8

On April 1, 2022, we acquired two home health locations from AssistedCare Home Health, Inc. and RH Homecare Services, LLC, doing business as AssistedCare Home Health and AssistedCare of the Carolinas ("AssistedCare"), respectively, for a purchase price of $24.7 million. A portion of the purchase price ($22.2 million) was paid to the seller with cash on hand and proceeds from borrowings under our Revolving Credit Facility. The remainder ($2.5 million) was placed into an escrow account in accordance with the indemnity provisions within the purchase agreement and is reflected in restricted cash within our condensed consolidated balance sheet. A corresponding liability was also recorded to other long-term obligations within our condensed consolidated balance sheet related to this contingent consideration arrangement. The $2.5 million will either be paid to third parties or to the seller at certain intervals in the future.
Based on the Company's preliminary valuation, we recorded goodwill of $24.0 million and other intangibles of $0.7 million in connection with the acquisition. Intangible assets acquired include licenses ($0.5 million), certificates of need ($0.2 million) and acquired names ($0.1 million). The acquired names will be amortized over a weighted average period of one year.
We expect the entire amount of goodwill recorded for this acquisition to be deductible for income tax purposes over approximately 15 years.
AssistedCare contributed $2.6 million in net service revenue and operating income of $0.7 million during the three and six-month periods ended June 30, 2022.
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
Contessa contributed $4.4 million in net service revenue and an operating loss of $9.7 million (inclusive of technology intangibles amortization totaling $0.7 million) during the three-month period ended June 30, 2022 and $7.2 million in net service revenue and an operating loss of $17.3 million (inclusive of technology intangibles amortization totaling $1.5 million) during the six-month period ended June 30, 2022.
For details regarding the Company's 2021 acquisitions, see Note 4 to the audited consolidated financial statements in our 2021 Annual Report on Form 10-K.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5. LONG-TERM OBLIGATIONS
Long-term debt consists of the following for the periods indicated (amounts in millions):

	June 30, 2022	December 31, 2021
$450.0 million Term Loan; interest rate at Base Rate plus Applicable Rate or Eurodollar Rate plus Applicable Rate (3.2% at June 30, 2022); due July 30, 2026	$441.6	$447.2
$550.0 million Revolving Credit Facility; interest only payments; interest rate at Base Rate plus Applicable Rate or Eurodollar Rate plus Applicable Rate (2.7% at June 30, 2022); due July 30, 2026	15.0	—
Promissory notes	0.2	0.8
Finance leases	2.2	1.6
Principal amount of long-term obligations	459.0	449.6
Deferred debt issuance costs	(4.1)	(4.5)
	454.9	445.1
Current portion of long-term obligations	(12.5)	(13.0)
Total	$442.4	$432.1

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
The loans issued under the Amended Credit Facility bear interest on a per annum basis, at our election, at either: (i) the Base Rate plus the Applicable Rate or (ii) the Eurodollar Rate plus the Applicable Rate. The “Base Rate” means a fluctuating rate per annum equal to the highest of (a) the federal funds rate plus 0.50% per annum, (b) the prime rate of interest established by the Administrative Agent, and (c) the Eurodollar Rate plus 1% per annum. The “Eurodollar Rate” means the quoted rate per annum equal to the London Interbank Offered Rate (“LIBOR”) or a comparable successor rate approved by the Administrative Agent for an interest period of one, three or six months (as selected by us). The “Applicable Rate” is based on the consolidated leverage ratio and is presented in the table below. As of June 30, 2022, the Applicable Rate is 0.50% per annum for Base Rate loans and 1.50% per annum for Eurodollar Rate loans. We are also subject to a commitment fee and letter of credit fee under the terms of the Second Amended Credit Agreement, as presented in the table below.

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

Our weighted average interest rate for borrowings under our $550.0 million Revolving Credit Facility was 2.9% for the three and six-month periods ended June 30, 2022, and 1.7% and 1.8% for the three and six-month periods ended June 30, 2021, respectively. Our weighted average interest rate for borrowings under our Amended Term Loan Facility was 2.3% and 2.0% for the three and six-month periods ended June 30, 2022, respectively, and 1.4% and 1.5% for the three and six-month periods ended June 30, 2021, respectively.
As of June 30, 2022, our consolidated leverage ratio was 1.7, our consolidated interest coverage ratio was 15.4 and we are in compliance with our covenants under the Second Amended Credit Agreement. In the event we are not in compliance with our debt covenants in the future, we would pursue various alternatives in an attempt to successfully resolve the non-compliance, which might include, among other things, seeking debt covenant waivers or amendments.
As of June 30, 2022, our availability under our $550.0 million Revolving Credit Facility was $507.3 million as we have $15.0 million outstanding in borrowings and $27.7 million outstanding in letters of credit.
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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In July 2010, our subsidiary that provides hospice services in Florence, South Carolina received from a ZPIC a request for records regarding a sample of 30 beneficiaries who received services from the subsidiary during the period of January 1, 2008 through March 31, 2010 (the “Review Period”) to determine whether the underlying services met pertinent Medicare payment requirements. We acquired the hospice operations subject to this review on August 1, 2009; the Review Period covers time periods both before and after our ownership of these hospice operations. Based on the ZPIC’s findings for 16 beneficiaries, which were extrapolated to all claims for hospice services provided by the Florence subsidiary billed during the Review Period, on June 6, 2011, the Medicare Administrative Contractor (“MAC”) for the subsidiary issued a notice of overpayment seeking recovery from our subsidiary of an alleged overpayment. We dispute these findings, and our Florence subsidiary has filed appeals through the Original Medicare Standard Appeals Process, in which we are seeking to have those findings overturned. An administrative law judge ("ALJ") hearing was held in early January 2015. On January 18, 2016, we received a letter dated January 6, 2016 referencing the ALJ hearing decision for the overpayment issued on June 6, 2011. The decision was partially favorable with a new overpayment amount of $3.7 million with a balance owed of $5.6 million, including interest, based on 9 disputed claims (originally 16). We filed an appeal to the Medicare Appeals Council on the remaining 9 disputed claims and also argued that the statistical method used to select the sample was not valid. No assurances can be given as to the timing or outcome of the Medicare Appeals Council decision. As of June 30, 2022, Medicare has withheld payments of $5.7 million (including additional interest) as part of their standard procedures once this level of the appeal process has been reached. In the event we are not able to recoup this alleged overpayment, we are entitled to be indemnified by the prior owners of the hospice operations for amounts relating to the period prior to August 1, 2009. On January 10, 2019, an arbitration panel from the American Health Lawyers Association determined that the prior owners' liability for their indemnification obligation was $2.8 million. This amount is recorded as an indemnity receivable within other assets in our condensed consolidated balance sheets.
In July 2016, the Company received a request for medical records from SafeGuard Services, L.L.C (“SafeGuard”), a ZPIC, related to services provided by some of the care centers that the Company acquired from Infinity Home Care, L.L.C. The review period covers time periods both before and after our ownership of the care centers, which were acquired on December 31, 2015. In August 2017, the Company received Requests for Repayment from Palmetto GBA, LLC ("Palmetto") regarding Infinity Home Care of Lakeland, LLC ("Lakeland Care Centers") and Infinity Home Care of Pinellas, LLC ("Clearwater Care Center"). The Palmetto letters were based on a statistical extrapolation performed by SafeGuard which alleged an extrapolated overpayment of $34.0 million for the Lakeland Care Centers on a universe of 72 Medicare claims totaling $0.2 million in actual claims payments using a 100% error rate and an extrapolated overpayment of $4.8 million for the Clearwater Care Center on a universe of 70 Medicare claims totaling $0.2 million in actual claims payments using a 100% error rate.
The Lakeland Request for Repayment covers claims between January 2, 2014 and September 13, 2016. The Clearwater Request for Repayment covers claims between January 2, 2015 and December 9, 2016. As a result of partially successful Level I and Level II Administrative Appeals, the alleged overpayment for the Lakeland Care Centers was reduced to $26.0 million and the alleged overpayment for the Clearwater Care Center was reduced to $3.3 million. The Company filed Level III Administrative Appeals, and the ALJ hearings regarding the Lakeland Request for Repayment and the Clearwater Request for Repayment were held in April 2022.
The Company received the results of the ALJ hearing for the Clearwater Care Center and the Lakeland Care Centers on June 23, 2022 and June 30, 2022, respectively. The ALJ decisions for both the Clearwater Care Center and the Lakeland Care Centers were partially favorable for the claims that were reviewed, but the extrapolations were upheld. As of the date of this filing, we do not have a demand for repayment from Palmetto for the Clearwater Care Center or the Lakeland Care Centers.
At this stage of the review, based on the information currently available to the Company, the Company cannot predict the timing of the demand for repayment; however, the Company has updated its estimates of potential loss based on the ALJ's decisions. We have increased our total accrual related to these matters from $17.4 million to $25.8 million. The net of these two amounts, $8.4 million, was recorded as a reduction to net service revenue in our condensed consolidated statements of operations during the three-month period ended June 30, 2022. We expect to be indemnified by the prior owners for approximately $10.9 million and have recorded this amount within other assets in our condensed consolidated balance sheets. As of June 30, 2022, $1.5 million of receivables have been impacted by these matters.

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

	For the Three-Month Period Ended June 30, 2022
	Home Health	Hospice	Personal Care	High Acuity Care	Other	Total
Net service revenue	$340.2	$198.4	$14.9	$4.4	$—	$557.9
Cost of service, excluding depreciation and amortization	193.0	107.4	11.4	4.4	—	316.2
General and administrative expenses	87.9	51.6	2.3	8.9	37.2	187.9
Depreciation and amortization	1.5	0.6	—	0.8	3.3	6.2
Operating expenses	282.4	159.6	13.7	14.1	40.5	510.3
Operating income (loss)	$57.8	$38.8	$1.2	$(9.7)	$(40.5)	$47.6

	For the Three-Month Period Ended June 30, 2021
	Home Health	Hospice	Personal Care	High Acuity Care	Other	Total
Net service revenue	$349.3	$197.9	$17.0	$—	$—	$564.2
Other operating income	2.3	2.3	—	—	—	4.6
Cost of service, excluding depreciation and amortization	190.4	105.2	13.1	—	—	308.7
General and administrative expenses	81.3	48.4	3.2	—	42.4	175.3
Depreciation and amortization	1.2	0.7	—	—	4.8	6.7
Operating expenses	272.9	154.3	16.3	—	47.2	490.7
Operating income (loss)	$78.7	$45.9	$0.7	$—	$(47.2)	$78.1

	For the Six-Month Period Ended June 30, 2022
	Home Health	Hospice	Personal Care	High Acuity Care	Other	Total
Net service revenue	$675.6	$391.4	$28.9	$7.2	$—	$1,103.1
Cost of service, excluding depreciation and amortization	378.0	213.8	22.2	7.0	—	621.0
General and administrative expenses	171.1	102.9	4.5	15.9	77.9	372.3
Depreciation and amortization	2.4	1.3	0.1	1.6	8.8	14.2
Operating expenses	551.5	318.0	26.8	24.5	86.7	1,007.5
Operating income (loss)	$124.1	$73.4	$2.1	$(17.3)	$(86.7)	$95.6

	For the Six-Month Period Ended June 30, 2021
	Home Health	Hospice	Personal Care	High Acuity Care	Other	Total
Net service revenue	$677.9	$389.4	$34.0	$—	$—	$1,101.3
Other operating income	7.3	6.0	—	—	—	13.3
Cost of service, excluding depreciation and amortization	373.4	206.8	25.7	—	—	605.9
General and administrative expenses	161.4	94.9	6.2	—	84.9	347.4
Depreciation and amortization	2.2	1.3	0.1	—	10.7	14.3
Operating expenses	537.0	303.0	32.0	—	95.6	967.6
Operating income (loss)	$148.2	$92.4	$2.0	$—	$(95.6)	$147.0

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
Pursuant to this program, we repurchased 4,757 shares of our common stock at a weighted average price of $249.72 per share and a total cost of approximately $1 million during the three-month period ended June 30, 2021 and 297,105 shares of our common stock at a weighted average price of $249.29 per share and a total cost of approximately $74 million during the six-month period ended June 30, 2021. The repurchased shares were classified as treasury shares. The 2021 Share Repurchase Program expired on December 31, 2021.
On August 2, 2021, our Board of Directors authorized a share repurchase program, under which we may repurchase up to $100 million of our outstanding common stock through December 31, 2022. This program commenced upon the completion of the Company's 2021 Share Repurchase Program (the "New Share Repurchase Program").
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
Pursuant to this program, we repurchased 150,000 shares of our common stock at a weighted average price of $115.64 per share and a total cost of approximately $17 million during the three and six-month periods ended June 30, 2022. The repurchased shares are classified as treasury shares.
9. RELATED PARTY TRANSACTIONS
We have an investment in Medalogix, a healthcare predictive data and analytics company, which is accounted for under the equity method. We incurred costs totaling $2.3 million and $4.7 million during the three and six-month periods ended June 30, 2022, respectively, and $1.3 million and $2.6 million during the three and six-month periods ended June 30, 2021, respectively, in connection with our usage of Medalogix's analytics platforms. We believe that the terms of these transactions are consistent with those negotiated at arm's length.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition for the three and six-month periods ended June 30, 2022. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included herein and the consolidated financial statements and notes and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”) on February 24, 2022 (the “Form 10-K”), which are incorporated herein by this reference. Historical results that appear in the condensed consolidated financial statements should not be interpreted as being indicative of future operations.
Unless otherwise provided, “Amedisys,” “we,” “our,” and “the Company” refer to Amedisys, Inc. and our consolidated subsidiaries.
Overview
We are a provider of high-quality in-home healthcare and related services to the chronic, co-morbid, aging American population, with approximately 74% of our consolidated net service revenue derived from Medicare for the three and six-month periods ended June 30, 2022 and approximately 75% of our consolidated net service revenue derived from Medicare for the three and six-month periods ended June 30, 2021.
Our operations involve servicing patients through our four reportable business segments: home health, hospice, personal care and high acuity care. Our home health segment delivers a wide range of services in the homes of individuals who may be recovering from an illness, injury or surgery. Our hospice segment provides care that is designed to provide comfort and support for those who are facing a terminal illness. Our personal care segment provides patients assistance with the essential activities of daily living. Our high acuity care segment, which was established with the acquisition of Contessa Health ("Contessa") on August 1, 2021, delivers the essential elements of inpatient hospital and skilled nursing facility ("SNF") care to patients in their homes. As of June 30, 2022, we owned and operated 353 Medicare-certified home health care centers, 174 Medicare-certified hospice care centers, 14 personal-care care centers and 9 admitting high acuity care joint ventures in 38 states within the United States and the District of Columbia.
Care Centers Summary (Includes Unconsolidated Joint Ventures)

	Home Health	Hospice	Personal Care	High Acuity Care
As of December 31, 2021	331	175	14	8
Acquisitions/Startups/Denovos	24	—	—	1
Closed/Consolidated	(2)	(1)	—	—
As of June 30, 2022	353	174	14	9
Recent Developments
Acquisitions
On April 1, 2022, we acquired fifteen home health care centers from Evolution Health, LLC, a division of Envision Healthcare, doing business as Guardian Healthcare, Gem City and Care Connection of Cincinnati ("Evolution"), for a purchase price of $68 million.
Additionally, on April 1, 2022, we acquired two home health locations from AssistedCare Home Health, Inc. and RH Homecare Services, LLC, doing business as AssistedCare Home Health and AssistedCare of the Carolinas ("AssistedCare"), respectively, for a purchase price of $25 million.
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
On July 27, 2022, CMS issued the final rule to update hospice payment rates and the wage index for fiscal year 2023, effective for services provided beginning October 1, 2022. CMS estimates hospices serving Medicare beneficiaries will see a 3.8% increase in payments. This increase is the result of a 4.1% market basket adjustment as required under PPACA less a 0.3% productivity adjustment. Additionally, CMS proposed to increase the aggregate cap amount by 3.8% to $32,487. Based on our analysis of the proposed rule, we expect our impact to be in line with the 3.8% increase.
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
On June 17, 2022, CMS issued a proposed payment change for Medicare home health providers for calendar year 2023. CMS estimates that the proposed rule will result in a 4.2% decrease in payments to home health providers. This decrease is the result of a 2.9% payment update (3.3% market basket adjustment less a 0.4% productivity adjustment) less a permanent adjustment of 6.9% (derived from a 7.69% behavioral assumption adjustment), reduced by 0.2% for the update to the fixed-dollar loss ratio ("FDL") used in determining outlier payments. This rule also proposes a permanent 5% cap on negative wage index changes for home health agencies. Based on our preliminary analysis of the proposed rule, we expect our impact to be in line with the 4.2% rate cut.
In addition to the 6.9% permanent adjustment, CMS is also considering a temporary adjustment of approximately $2 billion to offset overpayments in calendar years 2020 and 2021. CMS is not proposing to apply the temporary adjustment to calendar year 2023; however, CMS is soliciting comments on how to best apply the adjustment in the future.
A group of bipartisan lawmakers has introduced a bill, The Preserving Access to Home Health Act of 2022, which upon enactment, would pause the implementation of any temporary or permanent adjustments to the Medicare home health base payment rate until 2026. This would delay the cuts currently proposed by CMS and would allow time for the industry and CMS to work on a more reasonable methodology that adequately measures the impact of the transition to PDGM and fully accounts for the impacts that COVID-19 has had on utilization, patient mix and the level of care provided by home health agencies.
Sequestration
In March 2020, Congress passed the bipartisan Coronavirus Aid, Relief and Economic Security Act ("CARES Act") which provided for the suspension of the automatic 2% reduction of Medicare claim reimbursements ("sequestration") for the period May 1, 2020 through December 31, 2020. In December 2020, Congress passed additional COVID-19 relief legislation as part of the Consolidated Appropriations Act, 2021. This legislation extended the suspension of sequestration through March 31, 2021. In April 2021, Congress passed H.R. 1868, which among other items, provided for an additional extension of the temporary suspension of sequestration through December 31, 2021. In December 2021, Congress passed the Protecting Medicare and American Farmers from Sequester Cuts Act. This legislation extended the 2% suspension of sequestration through March 31, 2022; sequestration was reinstated as a 1% reduction to Medicare claim reimbursements for the period April 1, 2022 through June 30, 2022 and has been fully reinstated as a 2% reduction to Medicare claim reimbursements effective July 1, 2022. The reinstatement of sequestration will result in a reduction of our net service revenue for the remainder of the year.
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
On March 27, 2020, the CARES Act was signed into legislation. The CARES Act provided for the following:
•$175 billion to healthcare providers, including hospitals on the front lines of the COVID-19 pandemic. Of this total allocated amount, $30 billion was distributed immediately to providers based on their proportionate share of Medicare fee-for-service reimbursements in 2019. Healthcare providers were required to sign an attestation confirming receipt of the Provider Relief Fund ("PRF") funds and agree to the terms and conditions of payment. Our home health and hospice segments received approximately $100 million from the first $30 billion of funds distributed to healthcare providers in April 2020, which is inclusive of $2 million related to our joint venture care centers (equity method investments). We also acquired approximately $6 million of PRF funds in connection with the acquisition of AseraCare Hospice. Under the terms and conditions for receipt of the payment, we were allowed to use the funds to cover lost revenues and health care costs related to COVID-19 through June 30, 2021, and we were required to properly and fully document the use of these funds in reports to the U.S. Department of Health and Human Services ("HHS"). All required reporting was completed during the three-month period ended September 30, 2021.
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
Results of Operations
Three-Month Period Ended June 30, 2022 Compared to the Three-Month Period Ended June 30, 2021
Consolidated
The following table summarizes our consolidated results of operations (amounts in millions):

	For the Three-Month Periods Ended June 30,
	2022	2021
Net service revenue	$557.9	$564.2
Other operating income	—	4.6
Cost of service, excluding depreciation and amortization	316.2	308.7
Gross margin, excluding depreciation and amortization	241.7	260.1
% of revenue	43.3%	46.1%
Other operating expenses	187.9	175.3
% of revenue	33.7%	31.1%
Depreciation and amortization	6.2	6.7
Operating income	47.6	78.1
Total other (expense) income	(7.3)	31.0
Income tax expense	(11.3)	(28.5)
Effective income tax rate	28.0%	26.1%
Net income	29.0	80.6
Net loss (income) attributable to noncontrolling interests	0.6	(0.5)
Net income attributable to Amedisys, Inc.	$29.6	$80.1

On a consolidated basis, our operating income decreased $31 million on a $6 million decrease in net service revenue. The year-over-year decrease in operating income is primarily due to the acquisitions of Contessa on August 1, 2021 and Evolution and AssistedCare on April 1, 2022 (which combined contributed $18 million in revenue and an operating loss of $11 million), an $8 million accrual related to our Infinity Home Care, L.L.C. Zone Program Integrity Contractor ("Infinity ZPIC") audits and a $7 million favorable adjustment recorded in the prior year related to our U.S. Department of Justice ("DOJ") matters (see Note 6 – Commitments and Contingencies to our condensed consolidated financial statements for additional information regarding both the Infinity ZPIC and DOJ matters).
Excluding our acquisitions and the Infinity ZPIC and DOJ matters, our operating income decreased $5 million on a $9 million decrease in net service revenue primarily due to a year over year decline in our home health volumes, the reinstatement of sequestration at 1%, a shift in our home health patient mix from episodic payors to lower margin per visit payors, a decrease in our other operating income due to the expiration of the CARES Act PRF funds and an increase in our cost of service resulting from labor cost increases. We were able to partially overcome these items through improvements in home health clinician utilization and reductions in our hospice staffing levels. Additionally, our year over year results were positively impacted by rate increases.
As noted above, we received CARES Act PRF funds in 2020 which were used to cover COVID-19 expenses incurred by our home health and hospice segments through June 30, 2021. We recorded income related to these funds totaling $5 million in other operating income within our condensed consolidated statements of operations during the three-month period ended June 30, 2021. This income fully offset the COVID-19 costs incurred during this period, which totaled $5 million. Due to the expiration of the CARES Act PRF funds on June 30, 2021, we were not able to recognize any operating income during the three-month period ended June 30, 2022 to offset the $2 million of COVID-19 costs incurred during this period.

Our operating results reflect a $13 million increase in our other operating expenses compared to prior year. Excluding our acquisitions, our other operating expenses were flat as the addition of resources to support growth, planned wage increases, higher travel and training spend, higher acquisition and integration costs, severance and lease termination costs related to hospice care center closures and consolidations and increased information technology fees were partially offset by higher gains on the sale of fleet vehicles and a favorable legal settlement.
Total other (expense) income includes the following items (amounts in millions):

	For the Three-Month Periods Ended June 30,
	2022	2021
Interest expense, net	$(8.3)	$(1.9)
Equity in earnings from equity method investments	0.7	1.3
Gain on equity method investment	—	31.1
Miscellaneous, net	0.3	0.5
Total other (expense) income	$(7.3)	$31.0
Interest expense, net increased $6 million year over year as a result of interest accrued in conjunction with the Infinity ZPIC audits discussed above and outstanding term loan borrowings under our Second Amended Credit Agreement (see Note 5 – Long-Term Obligations to our condensed consolidated financial statements for additional information regarding our Second Amended Credit Agreement). Gain on equity method investments for the prior year includes a $31 million gain related to our investment in Medalogix (see Note 1 – Nature of Operations, Consolidation and Presentation of Financial Statements to our condensed consolidated financial statements for additional information).

Home Health Segment
The following table summarizes our home health segment results of operations:

	For the Three-Month Periods Ended June 30,
	2022	2021
Financial Information (in millions):
Medicare	$222.0	$234.8
Non-Medicare	118.2	114.5
Net service revenue	340.2	349.3
Other operating income	—	2.3
Cost of service	193.0	190.4
Gross margin	147.2	161.2
Other operating expenses	87.9	81.3
Depreciation and amortization	1.5	1.2
Operating income	$57.8	$78.7
Same Store Growth (1):
Medicare revenue	(9%)	22%
Non-Medicare revenue	(3%)	18%
Total admissions	—%	20%
Total volume (2)	(2%)	12%
Key Statistical Data - Total (3):
Admissions	93,560	89,371
Recertifications	45,720	46,014
Total volume	139,280	135,385

Medicare completed episodes	77,880	79,188
Average Medicare revenue per completed episode (4)	$3,048	$2,986
Medicare visits per completed episode (5)	13.2	14.2

Visiting clinician cost per visit	$97.41	$91.24
Clinical manager cost per visit	10.67	9.31
Total cost per visit	$108.08	$100.55
Visits	1,785,763	1,894,006
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
(4) Average Medicare revenue per completed episode is the average Medicare revenue earned for each Medicare completed episode of care. Average Medicare revenue per completed episode reflects the suspension of sequestration for the period January 1, 2021 through March 31, 2022 and the reinstatement of sequestration at 1% for the period April 1, 2022 through June 30, 2022.
(5) Medicare visits per completed episode are the home health Medicare visits on completed episodes divided by the home health Medicare episodes completed during the period.

Operating Results
Overall, our operating income decreased $21 million on a $9 million decrease in net service revenue. Our year over year results were impacted by the April 1, 2022 acquisitions of Evolution and AssistedCare, which contributed revenue of $14 million and an operating loss of $1 million to the quarter, as well as an $8 million accrual related to our Infinity ZPIC audits discussed above. Excluding our acquisitions and the Infinity ZPIC, our operating income decreased $12 million on a $15 million decrease in net service revenue primarily due to a year over year decline in volumes, the reinstatement of sequestration at 1%, a shift in our patient mix from episodic payors to lower margin per visit payors, the expiration of the CARES Act PRF funds and increases in our labor costs, integration costs and other operating expenses. These items were partially offset by the increase in reimbursement as well as improvement in our operating performance driven by improvements in clinician utilization.
Net Service Revenue
Our net service revenue decreased $9 million. Excluding our April 1, 2022 acquisitions of Evolution and AssistedCare and the Infinity ZPIC audits discussed above, our net service revenue decreased $15 million primarily due to a year over year decline in volumes and the reinstatement of sequestration at 1%. These items were partially offset by the 3.2% increase in reimbursement effective January 1, 2022.
Other Operating Income
Other operating income consists of the recognition of funds received from the CARES Act PRF, which were available for use through June 30, 2021. For our wholly-owned subsidiaries, we utilized the funds to cover COVID-19 related costs only and recognized income related to these costs totaling $2 million during the three-month period ended June 30, 2021. We incurred COVID-19 related costs totaling $2 million during the three-month period ended June 30, 2022; however, we were not able to recognize any income to offset these costs due to the expiration of the CARES Act PRF funds on June 30, 2021. The COVID-19 costs were associated with the purchase of PPE, premiums paid to contract clinicians, quarantine pay and COVID-19 testing and have been recorded to cost of service within our condensed consolidated statements of operations.
Cost of Service, Excluding Depreciation and Amortization
Our cost of service consists of costs associated with direct clinician care in the homes of our patients as well as the cost of clinical managers who monitor the overall delivery of care. Overall, our total cost of service increased 1% primarily due to a 7% increase in our total cost per visit partially offset by a 6% decrease in total visits, resulting from improvements in clinician utilization, as evidenced by a decline of 1.0 visits per completed episode year over year. The 7% increase in our total cost per visit is primarily due to planned wage increases, higher new hire pay, an increase in salaried employees (partially due to our recent acquisitions), wage inflation, increased costs to hire and retain employees, visit mix and higher fuel prices partially offset by a decrease in COVID-19 costs. In addition, while we compensate our clinicians on a per visit basis, there is a fixed cost component of our cost structure which also resulted in an increase in our cost per visit due to the significant decline in visits year over year.
Other Operating Expenses
Other operating expenses increased $7 million. Excluding our acquisitions, other operating expenses increased $3 million primarily due to planned wage increases, the addition of resources to support volume growth, higher travel and training spend and higher information technology fees.

Hospice Segment
The following table summarizes our hospice segment results of operations:

	For the Three-Month Periods Ended June 30,
	2022	2021
Financial Information (in millions):
Medicare	$187.5	$186.9
Non-Medicare	10.9	11.0
Net service revenue	198.4	197.9
Other operating income	—	2.3
Cost of service	107.4	105.2
Gross margin	91.0	95.0
Other operating expenses	51.6	48.4
Depreciation and amortization	0.6	0.7
Operating income	$38.8	$45.9
Same Store Growth (1):
Medicare revenue	—%	2%
Hospice admissions	6%	2%
Average daily census	—%	(3%)
Key Statistical Data - Total (2):
Hospice admissions	13,359	12,675
Average daily census	13,249	13,254
Revenue per day, net	$164.55	$164.10
Cost of service per day	$89.05	$87.17
Average discharge length of stay	87	97
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
Operating Results
Overall, our operating income decreased $7 million on a $1 million increase in net service revenue. Excluding a $7 million favorable adjustment recorded in the prior year related to our DOJ matters (see Note 6 - Commitments and Contingencies to our condensed consolidated financial statements for additional information), operating income was flat on an $8 million increase in net service revenue. The quarter was impacted by the reinstatement of sequestration at 1%, an increase in our labor costs, a decrease in other operating income due to the expiration of the CARES Act PRF funds and an increase in our other operating expenses which were partially offset by the increase in reimbursement effective October 1, 2021, lower revenue adjustments and a reduction in staffing levels.
Net Service Revenue
Excluding the DOJ matters in prior year mentioned above, our net service revenue increased $8 million primarily due to the increase in reimbursement effective October 1, 2021 and lower revenue adjustments partially offset by the reinstatement of sequestration at 1%. Despite an increase in admissions, our same store average daily census, which is the main driver of hospice revenue, was flat year over year primarily due to a decline in our length of stay over the past year resulting from a delay in the timing of patients coming onto service and an increase in the discharge rate of our patients. We have recently seen an increase in our length of stay, which has helped to drive a 2.5% sequential increase in our second quarter average daily census compared to the first quarter.

Other Operating Income
Other operating income consists of the recognition of funds received from the CARES Act PRF, which were available for use through June 30, 2021. For our wholly-owned subsidiaries, we utilized the funds to cover COVID-19 related costs only and recognized income related to these costs totaling $2 million during the three-month period ended June 30, 2021. We incurred COVID-19 related costs totaling less than $1 million during the three-month period ended June 30, 2022; however, we were not able to recognize any income to offset these costs due to the expiration of the CARES Act PRF funds on June 30, 2021. The COVID-19 costs were associated with the purchase of PPE, quarantine pay and COVID-19 testing and have been recorded to cost of service within our condensed consolidated statements of operations.
Cost of Service, Excluding Depreciation and Amortization
Our hospice cost of service increased 2% primarily due to a 2% increase in our cost of service per day. The increase in our cost of service per day is due to planned wage increases, wage inflation, increased costs to hire and retain employees and higher fuel prices partially offset by lower COVID-19 costs.
Other Operating Expenses
Other operating expenses increased $3 million primarily due to planned wage increases, higher travel and training spend, higher information technology fees and severance and lease termination costs associated with care center closures and consolidations.
Personal Care Segment
The following table summarizes our personal care segment results of operations:

	For the Three-Month Periods Ended June 30,
	2022	2021
Financial Information (in millions):
Medicare	$—	$—
Non-Medicare	14.9	17.0
Net service revenue	14.9	17.0
Other operating income	—	—
Cost of service	11.4	13.1
Gross margin	3.5	3.9
Other operating expenses	2.3	3.2
Depreciation and amortization	—	—
Operating income	$1.2	$0.7
Key Statistical Data - Total:
Billable hours	472,523	609,301
Clients served	7,759	9,371
Shifts	201,996	260,897
Revenue per hour	$31.59	$27.95
Revenue per shift	$73.89	$65.29
Hours per shift	2.3	2.3

Operating Results
Operating income related to our personal care segment increased $1 million on a $2 million decrease in net service revenue. The decrease in net service revenue is due to the impact of COVID-19 and staffing shortages partially offset by rate increases. These impacts have been mitigated by a reduction in our cost of service as most of our personal care employees are paid on an hourly basis as well as a reduction in our other operating expenses.

High Acuity Care Segment
The following table summarizes our high acuity care segment results of operations:

	For the Three-Month Periods Ended June 30,
	2022	2021
Financial Information (in millions):
Medicare	$1.7	$—
Non-Medicare	2.7	—
Net service revenue	4.4	—
Other operating income	—	—
Cost of service	4.4	—
Gross margin	—	—
Other operating expenses	8.9	—
Depreciation and amortization	0.8	—
Operating loss	$(9.7)	$—
Key Statistical Data - Total:
Full risk admissions	104	—
Limited risk admissions	241	—
Total admissions	345	—

Full risk revenue per episode	$11,278	$—
Limited risk revenue per episode	$5,316	$—

Number of admitting joint ventures	9	—
Operating Results
Overall, our high acuity care segment generated revenue totaling $4 million and an operating loss of $10 million. Although we expect our high acuity care segment to continue to generate operating losses throughout the remainder of the year, we also expect improvement in our operating income as we leverage our operating structure through growth in current and future joint ventures and expansion into new lines of business such as palliative care at home.
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
Additionally, on March 23, 2022, our high acuity care segment entered into a transaction in which one of our health system partners contributed its home health operations to one of our existing joint ventures. As a result, our high acuity care segment includes revenue totaling approximately $2 million related to this joint venture's home health operations.
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
Corporate
The following table summarizes our corporate results of operations:

	For the Three-Month Periods Ended June 30,
	2022	2021
Financial Information (in millions):
Other operating expenses	$37.2	$42.4
Depreciation and amortization	3.3	4.8
Total operating expenses	$40.5	$47.2
Corporate expenses consist of costs related to our executive management and corporate and administrative support functions, primarily information services, accounting, finance, billing and collections, legal, compliance, risk management, procurement, marketing, clinical administration, training, human resources and administration.
Corporate other operating expenses decreased approximately $5 million during the three-month period ended June 30, 2022 primarily due to higher gains on the sale of fleet vehicles, a favorable legal settlement and lower spend in various cost categories partially offset by higher acquisition and integration costs.

Six-Month Period Ended June 30, 2022 Compared to the Six-Month Period Ended June 30, 2021
Consolidated
The following table summarizes our consolidated results of operations (amounts in millions):

	For the Six-Month Periods Ended June 30,
	2022	2021
Net service revenue	$1,103.1	$1,101.3
Other operating income	—	13.3
Cost of service, excluding depreciation and amortization	621.0	605.9
Gross margin, excluding depreciation and amortization	482.1	508.7
% of revenue	43.7%	46.2%
Other operating expenses	372.3	347.4
% of revenue	33.8%	31.5%
Depreciation and amortization	14.2	14.3
Operating income	95.6	147.0
Total other (expense) income	(11.5)	30.4
Income tax expense	(23.3)	(46.5)
Effective income tax rate	27.8%	26.2%
Net income	60.8	130.9
Net loss (income) attributable to noncontrolling interests	0.5	(0.9)
Net income attributable to Amedisys, Inc.	$61.3	$130.0

On a consolidated basis, our operating income decreased $51 million on a $2 million increase in net service revenue. The year-over-year decrease in operating income is primarily due to the acquisitions of Contessa on August 1, 2021 and Evolution and AssistedCare on April 1, 2022 (which combined contributed $21 million in revenue and an operating loss of $19 million), an $8 million accrual related to our Infinity ZPIC audits and a $7 million favorable adjustment recorded in the prior year related to our DOJ matters (see Note 6 – Commitments and Contingencies to our condensed consolidated financial statements for additional information regarding both the ZPIC and DOJ matters).
Excluding our acquisitions, the Infinity ZPIC and the DOJ matters, our operating income decreased $17 million on a $4 million decrease in net service revenue primarily due to a decline in our home health volumes, a decline in our hospice average daily census, which is the main driver of hospice revenue, the reinstatement of sequestration at 1% effective April 1, 2022, a decrease in our other operating income due to the expiration of the CARES Act PRF funds, an increase in our cost of service resulting from labor cost increases and in increase in our other operating expenses. Partially offsetting these items, our results were positively impacted by rate increases, improvements in clinician utilization and reductions in hospice staffing levels.
As noted above, we received CARES Act PRF funds in 2020 which were used to cover COVID-19 expenses incurred by our home health and hospice segments through June 30, 2021. We recorded income related to these funds totaling $13 million in other operating income within our condensed consolidated statements of operations during the six-month period ended June 30, 2021. This income fully offset the COVID-19 costs incurred during this period, which totaled $13 million. Due to the expiration of the CARES Act PRF funds on June 30, 2021, we were not able to recognize any operating income during the six-month period ended June 30, 2022 to offset the $6 million of COVID-19 costs incurred during this period.
Our operating results reflect a $25 million increase in our other operating expenses compared to prior year. Excluding our acquisitions, our other operating expenses increased $5 million (1%) due to the addition of resources to support growth, planned wage increases, higher travel and training spend, higher acquisition and integration costs, severance and lease termination costs related to hospice closures and consolidations and increased information technology fees partially offset by higher gains on the sale of fleet vehicles and a favorable legal settlement.
Total other (expense) income includes the following items (amounts in millions):

	For the Six-Month Periods Ended June 30,
	2022	2021
Interest expense, net	$(11.5)	$(4.0)
Equity in (loss) earnings from equity method investments	(0.7)	2.5
Gain on equity method investments	—	31.1
Miscellaneous, net	0.7	0.8
Total other (expense) income	$(11.5)	$30.4
Interest expense, net increased $8 million year over year as a result of interest accrued in conjunction with the Infinity ZPIC audits discussed above and outstanding term loan borrowings under our Second Amended Credit Agreement (see Note 5 – Long-Term Obligations to our condensed consolidated financial statements for additional information regarding our Second Amended Credit Agreement). Gain on equity method investments for the prior year includes a $31 million gain related to our investment in Medalogix (see Note 1 – Nature of Operations, Consolidation and Presentation of Financial Statements to our condensed consolidated financial statements for additional information).

Home Health Segment
The following table summarizes our home health segment results of operations:

	For the Six-Month Periods Ended June 30,
	2022	2021
Financial Information (in millions):
Medicare	$446.1	$456.2
Non-Medicare	229.5	221.7
Net service revenue	675.6	677.9
Other operating income	—	7.3
Cost of service	378.0	373.4
Gross margin	297.6	311.8
Other operating expenses	171.1	161.4
Depreciation and amortization	2.4	2.2
Operating income	$124.1	$148.2
Same Store Growth (1):
Medicare revenue	(4%)	15%
Non-Medicare revenue	—%	13%
Total admissions	1%	12%
Total volume (2)	(1%)	9%
Key Statistical Data - Total (3):
Admissions	185,274	179,201
Recertifications	88,570	89,825
Total volume	273,844	269,026

Medicare completed episodes	152,286	154,520
Average Medicare revenue per completed episode (4)	$3,031	$2,959
Medicare visits per completed episode (5)	13.1	14.1

Visiting clinician cost per visit	$97.31	$90.79
Clinical manager cost per visit	10.67	9.40
Total cost per visit	$107.98	$100.19
Visits	3,500,907	3,726,918
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
(4) Average Medicare revenue per completed episode is the average Medicare revenue earned for each Medicare completed episode of care. Average Medicare revenue per completed episode reflects the suspension of sequestration for the period January 1, 2021 through March 31, 2022 and the reinstatement of sequestration at 1% for the period April 1, 2022 through June 30, 2022.
(5) Medicare visits per completed episode are the home health Medicare visits on completed episodes divided by the home health Medicare episodes completed during the period.

Operating Results
Overall, our operating income decreased $24 million on a $2 million decrease in net service revenue. Our year over year results were impacted by the April 1, 2022 acquisitions of Evolution and AssistedCare, which contributed revenue of $14 million and an operating loss of $1 million to the six-month period ended June 30, 2022, as well as an $8 million accrual related to our Infinity ZPIC audits discussed above. Excluding our acquisitions and the Infinity ZPIC, our operating income decreased $15 million on an $8 million decrease in net service revenue primarily due to a year over year decline in volumes and the impact of the COVID-19 Omicron variant in the first quarter which drove the highest number of clinician quarantines since the start of the pandemic, the reinstatement of sequestration at 1% effective April 1, 2022, the expiration of the CARES Act PRF funds, an increase in our labor costs and an increase in our other operating expenses. These items were partially offset by the increase in reimbursement as well as improvement in our operating performance driven by improvements in clinician utilization.
Net Service Revenue
Our net service revenue decreased $2 million (less than 1%). Excluding our April 1, 2022 acquisitions of Evolution and AssistedCare and the Infinity ZPIC audits described above, our net service revenue decreased $8 million primarily due to a year over year decline in volumes and the impact of the Omicron variant in the first quarter, which drove the highest number of clinician quarantines since the start of the pandemic, as well as the reinstatement of sequestration at 1% effective April 1, 2022. These items were partially offset by the 3.2% increase in reimbursement effective January 1, 2022.
Other Operating Income
Other operating income consists of the recognition of funds received from the CARES Act PRF, which were available for use through June 30, 2021. For our wholly-owned subsidiaries, we utilized the funds to cover COVID-19 related costs only and recognized income related to these costs totaling $7 million during the six-month period ended June 30, 2021. We incurred COVID-19 related costs totaling $4 million during the six-month period ended June 30, 2022; however, we were not able to recognize any income to offset these costs due to the expiration of the CARES Act PRF funds on June 30, 2021. The COVID-19 costs were associated with the purchase of PPE, premiums paid to contract clinicians, quarantine pay and COVID-19 testing and have been recorded to cost of service within our condensed consolidated statements of operations.
Cost of Service, Excluding Depreciation and Amortization
Overall, our total cost of service increased 1% primarily due to an 8% increase in our total cost per visit partially offset by a 6% decrease in total visits, resulting from improvements in clinician utilization, as evidenced by a decline of 1.0 visits per completed episode year over year. The 8% increase in our total cost per visit is primarily due to planned wage increases, higher new hire pay, an increase in salaried employees (partially due to our recent acquisitions), wage inflation, increased costs to hire and retain employees, visit mix and higher fuel prices partially offset by a decrease in COVID-19 costs. In addition, while we compensate our clinicians on a per visit basis, there is a fixed cost component of our cost structure which also resulted in an increase in our cost per visit due to the significant decline in visits year over year.
Other Operating Expenses
Other operating expenses increased $10 million. Excluding our acquisitions, other operating expenses increased $6 million primarily due to planned wage increases, the addition of resources to support volume growth, higher travel and training spend and higher information technology fees.

Hospice Segment
The following table summarizes our hospice segment results of operations:

	For the Six-Month Periods Ended June 30,
	2022	2021
Financial Information (in millions):
Medicare	$370.0	$368.4
Non-Medicare	21.4	21.0
Net service revenue	391.4	389.4
Other operating income	—	6.0
Cost of service	213.8	206.8
Gross margin	177.6	188.6
Other operating expenses	102.9	94.9
Depreciation and amortization	1.3	1.3
Operating income	$73.4	$92.4
Same Store Growth (1):
Medicare revenue	—%	—%
Hospice admissions	4%	3%
Average daily census	(1%)	(3%)
Key Statistical Data - Total (2):
Hospice admissions	27,245	26,358
Average daily census	13,086	13,287
Revenue per day, net	$165.28	$161.93
Cost of service per day	$90.24	$85.99
Average discharge length of stay	88	95
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
Operating Results
Overall, our operating income decreased $19 million on a $2 million increase in net service revenue. Excluding a $7 million favorable adjustment recorded in the prior year related to our DOJ matters (see Note 6 – Commitments and Contingencies to our condensed consolidated financial statements for additional information), operating income decreased $12 million on a $9 million increase in net service revenue primarily due to a decline in our average daily census, the reinstatement of sequestration at 1% effective April 1, 2022, an increase in our labor costs, a decrease in other operating income due to the expiration of the CARES Act PRF funds and an increase in our other operating expenses. These items were partially offset by the increase in reimbursement effective October 1, 2021, lower revenue adjustments and reductions in staffing levels.
Net Service Revenue
Excluding the DOJ matters in the prior year mentioned above, our net service revenue increased $9 million primarily due to the increase in reimbursement effective October 1, 2021 as well as lower revenue adjustments partially offset by a decline in our average daily census, which is the main driver of hospice revenue and the reinstatement of sequestration at 1% effective April 1, 2022. Our same store average daily census was down 1% year over year primarily due to a decline in our length of stay resulting from a delay in the timing of patients coming onto service and an increase in the discharge rate of our patients.

Other Operating Income
Other operating income consists of the recognition of funds received from the CARES Act PRF, which were available for use through June 30, 2021. For our wholly-owned subsidiaries, we utilized the funds to cover COVID-19 related costs only and recognized income related to these costs totaling $6 million during the six-month period ended June 30, 2021. We incurred COVID-19 related costs totaling $2 million during the six-month period ended June 30, 2022; however, we were not able to recognize any income to offset these costs due to the expiration of the CARES Act PRF funds on June 30, 2021. The COVID-19 costs were associated with the purchase of PPE, quarantine pay and COVID-19 testing and have been recorded to cost of service within our condensed consolidated statements of operations.
Cost of Service, Excluding Depreciation and Amortization
Our hospice cost of service increased 3% primarily due to a 5% increase in our cost of service per day partially offset by a 1% decline in our average daily census. The increase in our cost of service per day is due to planned wage increases, wage inflation, higher costs associated with the utilization of contractors to supplement our staffing levels, increased costs to hire and retain employees and higher fuel prices partially offset by lower COVID-19 costs.
Other Operating Expenses
Other operating expenses increased $8 million primarily due to planned wage increases, the addition of resources to support volume growth, higher travel and training spend, higher information technology fees and severance and lease termination costs associated with care center closures and consolidations.
Personal Care Segment
The following table summarizes our personal care segment results of operations:

	For the Six-Month Periods Ended June 30,
	2022	2021
Financial Information (in millions):
Medicare	$—	$—
Non-Medicare	28.9	34.0
Net service revenue	28.9	34.0
Other operating income	—	—
Cost of service	22.2	25.7
Gross margin	6.7	8.3
Other operating expenses	4.5	6.2
Depreciation and amortization	0.1	0.1
Operating income	$2.1	$2.0
Key Statistical Data - Total:
Billable hours	923,555	1,216,738
Clients served	8,591	10,908
Shifts	395,738	518,506
Revenue per hour	$31.27	$27.96
Revenue per shift	$72.99	$65.60
Hours per shift	2.3	2.3

Operating Results
Operating income related to our personal care segment remained flat on a $5 million decrease in net service revenue. The decrease in net service revenue is due to the impact of COVID-19 and staffing shortages partially offset by rate increases. These impacts have been mitigated by a reduction in our cost of service as most of our personal care employees are paid on an hourly basis as well as a reduction in our other operating expenses.

High Acuity Care Segment
The following table summarizes our high acuity care segment results of operations:

	For the Six-Month Periods Ended June 30,
	2022	2021
Financial Information (in millions):
Medicare	$1.7	$—
Non-Medicare	5.5	—
Net service revenue	7.2	—
Other operating income	—	—
Cost of service	7.0	—
Gross margin	0.2	—
Other operating expenses	15.9	—
Depreciation and amortization	1.6	—
Operating loss	$(17.3)	$—
Key Statistical Data - Total:
Full risk admissions	210	—
Limited risk admissions	468	—
Total admissions	678	—

Full risk revenue per episode	$10,672	$—
Limited risk revenue per episode	$5,541	$—

Number of admitting joint ventures	9	—
Operating Results
Overall, our high acuity care segment generated revenue totaling $7 million and an operating loss of $17 million. Although we expect our high acuity care segment to continue to generate operating losses throughout the remainder of the year, we also expect improvement in our operating income as we leverage our operating structure through growth in current and future joint ventures and expansion into new lines of business such as palliative care at home.
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
Additionally, on March 23, 2022, our high acuity care segment entered into a transaction in which one of our health system partners contributed its home health operations to one of our existing joint ventures. As a result, our high acuity care segment includes revenue totaling approximately $2 million related to this joint venture's home health operations.
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
Corporate
The following table summarizes our corporate results of operations:

	For the Six-Month Periods Ended June 30,
	2022	2021
Financial Information (in millions):
Other operating expenses	$77.9	$84.9
Depreciation and amortization	8.8	10.7
Total operating expenses	$86.7	$95.6
Corporate other operating expenses decreased approximately $7 million during the six-month period ended June 30, 2022 primarily due to higher gains on the sale of fleet vehicles, a favorable legal settlement and lower spend in various cost categories partially offset by higher acquisition and integration costs.

Liquidity and Capital Resources
Cash Flows
The following table summarizes our cash flows for the periods indicated (amounts in millions):

	For the Six-Month Periods Ended June 30,
	2022	2021
Cash provided by operating activities	$106.0	$122.0
Cash used in investing activities	(91.6)	(5.4)
Cash used in financing activities	(11.4)	(107.3)
Net increase in cash, cash equivalents and restricted cash	3.0	9.3
Cash, cash equivalents and restricted cash at beginning of period	45.8	83.3
Cash, cash equivalents and restricted cash at end of period	$48.8	$92.6

Cash provided by operating activities decreased $16.0 million during the six-month period ended June 30, 2022 compared to the six-month period ended June 30, 2021 primarily due to a decrease in operating income and an increase in income tax payments partially offset by the timing of the payment of accrued expenses.
Our cash used in investing activities primarily consists of the purchase of property and equipment, investments and acquisitions. Cash used in investing activities increased $86.2 million during the six-month period ended June 30, 2022 compared to the six-month period ended June 30, 2021 as a result of our investment and acquisition activities.
Our financing activities primarily consist of borrowings under our term loan and/or revolving credit facility, repayments of borrowings, the remittance of taxes associated with shares withheld on non-cash compensation, proceeds related to the exercise of stock options, proceeds related to the purchase of stock under our employee stock purchase plan and our purchase of company stock under our stock repurchase program. Cash used in financing activities totaled $11.4 million during the six-month period ended June 30, 2022 primarily due to the remittance of taxes associated with shares withheld on non-cash compensation and the repurchase of company stock partially offset by net borrowings under our Revolving Credit Facility. Cash used in financing activities totaled $107.3 million during the six-month period ended June 30, 2021 due to the repurchase of company stock and net repayments of borrowings.
Liquidity
Typically, our principal source of liquidity is the collection of our patient accounts receivable, primarily through the Medicare program. In addition to our collection of patient accounts receivable, from time to time, we can and do obtain additional sources of liquidity by the incurrence of additional indebtedness.
During the six-month period ended June 30, 2022, we spent $2.8 million in capital expenditures as compared to $2.9 million during the six-month period ended June 30, 2021. Our capital expenditures for 2022 are expected to be approximately $6.0 million to $8.0 million, excluding the impact of any future acquisitions.
Additionally, during the six-month period ended June 30, 2022, pursuant to our authorized stock repurchase program, we repurchased 150,000 shares of our common stock at a weighted average price of $115.64 per share and a total cost of approximately $17 million. The repurchased shares are classified as treasury shares.
As of June 30, 2022, we had $26.6 million in cash and cash equivalents and $507.3 million in availability under our $550.0 million Revolving Credit Facility. We used cash on hand and proceeds from borrowings under our Revolving Credit Facility to fund the acquisitions of Evolution and AssistedCare on April 1, 2022 (see Note 4 – Acquisitions to our condensed consolidated financial statements for additional information).
Based on our operating forecasts and our debt service requirements, we believe we will have sufficient liquidity to fund our operations, capital requirements and debt service requirements for the next twelve months and beyond.

Outstanding Patient Accounts Receivable
Our patient accounts receivable increased $30.4 million from December 31, 2021 primarily due to our acquisition activity and the shift from submitting Requests for Anticipated Payment ("RAPs") to Notice of Admissions ("NOAs") for reimbursement from Medicare. The intermediaries were delayed in accepting the NOAs and remitting payments. Our cash collection as a percentage of revenue was 104% and 103% for the six-month periods ended June 30, 2022 and 2021, respectively. Our days revenue outstanding at June 30, 2022 was 46.8 days, which is an increase of 3.6 days from December 31, 2021 and an increase of 4.1 days from June 30, 2021.
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
The following schedules detail our patient accounts receivable, by payor class, aged based upon initial date of service (amounts in millions, except days revenue outstanding):

	0-90	91-180	181-365	Over 365	Total
At June 30, 2022:
Medicare patient accounts receivable	$184.3	$19.5	$2.6	$1.8	$208.2
Other patient accounts receivable:
Medicaid	16.5	1.2	0.6	—	18.3
Private	65.4	9.8	3.7	—	78.9
Total	$81.9	$11.0	$4.3	$—	$97.2
Total patient accounts receivable					$305.4
Days revenue outstanding (1)					46.8
	0-90	91-180	181-365	Over 365	Total
At December 31, 2021:
Medicare patient accounts receivable	$176.7	$7.5	$1.1	$1.4	$186.7
Other patient accounts receivable:
Medicaid	16.0	1.5	0.7	—	18.2
Private	59.7	8.7	1.7	—	70.1
Total	$75.7	$10.2	$2.4	$—	$88.3
Total patient accounts receivable					$275.0
Days revenue outstanding (1)					43.2

(1)Our calculation of days revenue outstanding is derived by dividing our ending patient accounts receivable at June 30, 2022 and December 31, 2021 by our average daily net service revenue for the three-month periods ended June 30, 2022 and December 31, 2021, respectively.
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

Our weighted average interest rate for borrowings under our $550.0 million Revolving Credit Facility was 2.9% for the three and six-month periods ended June 30, 2022, and 1.7% and 1.8% for the three and six-month periods ended June 30, 2021, respectively. Our weighted average interest rate for borrowings under our Amended Term Loan Facility was 2.3% and 2.0% for the three and six-month periods ended June 30, 2022, respectively, and 1.4% and 1.5% for the three and six-month periods ended June 30, 2021, respectively.
As of June 30, 2022, our consolidated leverage ratio was 1.7, our consolidated interest coverage ratio was 15.4 and we are in compliance with our covenants under the Second Amended Credit Agreement.
As of June 30, 2022, our availability under our $550.0 million Revolving Credit Facility was $507.3 million as we have $15.0 million outstanding in borrowings and $27.7 million outstanding in letters of credit.
See Note 5 – Long Term Obligations to our condensed consolidated financial statements for additional details on our outstanding long-term obligations.
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
Pursuant to this program, we repurchased 4,757 shares of our common stock at a weighted average price of $249.72 per share and a total cost of approximately $1 million during the three-month period ended June 30, 2021 and 297,105 shares of our common stock at a weighted average price of $249.29 per share and a total cost of approximately $74 million during the six-month period ended June 30, 2021. The repurchased shares were classified as treasury shares. The 2021 Share Repurchase Program expired on December 31, 2021.
On August 2, 2021, our Board of Directors authorized a share repurchase program, under which we may repurchase up to $100 million of our outstanding common stock through December 31, 2022. This program commenced upon the completion of the Company's 2021 Share Repurchase Program (the "New Share Repurchase Program").
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
Pursuant to this program, we repurchased 150,000 shares of our common stock at a weighted average price of $115.64 per share and a total cost of approximately $17 million during the three and six-month periods ended June 30, 2022. The repurchased shares are classified as treasury shares.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from fluctuations in interest rates. Our Term Loan and Revolving Credit Facility carry a floating interest rate which is tied to the Eurodollar rate (i.e. LIBOR) and the Prime Rate, and therefore, our condensed consolidated statements of operations and our condensed consolidated statements of cash flows are exposed to changes in interest rates. As of June 30, 2022, the total amount of outstanding debt subject to interest rate fluctuations was $456.6 million. A 1.0% interest rate change would cause interest expense to change by approximately $4.6 million annually, assuming the Company makes no principal repayments.
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
In connection with the preparation of this Quarterly Report on Form 10-Q, as of June 30, 2022, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.
Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2022, the end of the period covered by this Quarterly Report.
Changes in Internal Controls
There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have occurred during the quarter ended June 30, 2022, that have materially impacted, or are reasonably likely to materially impact, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and, based on an evaluation of our controls and procedures, our principal executive officer and our principal financial officer concluded our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2022, the end of the period covered by this Quarterly Report.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 6 – Commitments and Contingencies to the condensed consolidated financial statements for information concerning our legal proceedings.
ITEM 1A. RISK FACTORS
There have been no material changes in the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2021.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides the information with respect to purchases made by us of shares of our common stock during each of the months during the three-month period ended June 30, 2022:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
April 1, 2022 to April 30, 2022	180		$135.85	—	$100,000,000
May 1, 2022 to May 31, 2022	—		—	150,000	82,648,900
June 1, 2022 to June 30, 2022	466		120.10	—	82,648,900
	646	(1)	$124.49	150,000	$82,648,900

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
Date: July 28, 2022