Form 10-Q
period 2022-09-30
AMEDISYS INC
filed 2022-10-27
CIK 896262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, is as follows: Common stock, $0.001 par value, 32,491,988 shares outstanding as of October 21, 2022.

SPECIAL CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

When included in this Quarterly Report on Form 10-Q, or in other documents that we file with the Securities and Exchange Commission (“SEC”) or in statements made by or on behalf of the Company, words like “believes,” “belief,” “expects,” “strategy,” “plans,” “anticipates,” “intends,” “projects,” “estimates,” “may,” “might,” “will,” “could,” “would,” “should” and similar expressions are intended to identify forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a variety of risks and uncertainties that could cause actual results to differ materially from those described therein. These risks and uncertainties include, but are not limited to, the following: the impact of the novel coronavirus pandemic ("COVID-19"), including the measures that have been and may be taken by governmental authorities to mitigate it, on our business, financial condition and results of operations; the impact of current and proposed federal, state and local vaccine mandates; staffing shortages driven by the competitive labor market; changes in or our failure to comply with existing federal and state laws or regulations or the inability to comply with new government regulations on a timely basis; changes in Medicare and other medical payment levels; our ability to open care centers, acquire additional care centers and integrate and operate these care centers effectively; competition in the healthcare industry; changes in the case mix of our patients, the episodic versus non-episodic mix of our payors or payment methodologies; changes in estimates and judgments associated with critical accounting policies; our ability to maintain or establish new patient referral sources; our ability to consistently provide high-quality care; our ability to attract and retain qualified personnel; our ability to keep our patients and employees safe; changes in payments and covered services by federal and state governments; future cost containment initiatives undertaken by third-party payors; our access to financing; our ability to meet debt service requirements and comply with covenants in debt agreements; business disruptions due to natural disasters, climate change or acts of terrorism, widespread protests or civil unrest; our ability to integrate, manage and keep our information systems secure; the impact of inflation; our ability to realize the anticipated benefits of acquisitions, investments and joint ventures; and changes in laws or developments with respect to any litigation relating to the Company, including various other matters, many of which are beyond our control.
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
Available Information
Our company website address is www.amedisys.com. We use our website as a channel of distribution for important company information. Important information, including press releases, analyst presentations and financial information regarding our company, is routinely posted on and accessible on the Investor Relations subpage of our website, which is accessible by clicking on the tab labeled “Investors” on our website home page. Visitors to our website can also register to receive automatic e-mail and other notifications alerting them when new information is made available on the Investor Relations subpage of our website. In addition, we make available on the Investor Relations subpage of our website (under the link “SEC filings”), free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, ownership reports on Forms 3, 4 and 5 and any amendments to those reports as soon as reasonably practicable after we electronically file or furnish such reports with the SEC. Further, copies of our Certificate of Incorporation and Bylaws, our Code of Conduct, our Corporate Governance Guidelines and the charters for the Audit, Compensation, Quality of Care, Compliance and Ethics and Nominating and Corporate Governance Committees of our Board are also available on the Investor Relations subpage of our website (under the link “Governance”). Reference to our website does not constitute incorporation by reference of the information contained on the website and should not be considered part of this document. Our electronically filed reports can also be obtained on the SEC’s internet site at http://www.sec.gov.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMEDISYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	September 30, 2022 (Unaudited)	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$17,956	$42,694
Restricted cash	13,504	3,075
Patient accounts receivable	302,470	274,961
Prepaid expenses	17,011	10,356
Other current assets	37,839	25,598
Total current assets	388,780	356,684
Property and equipment, net of accumulated depreciation of $102,407 and $96,937	17,248	18,435
Operating lease right of use assets	105,843	101,257
Goodwill	1,285,455	1,196,090
Intangible assets, net of accumulated amortization of $11,891 and $19,900	103,678	111,190
Deferred income tax assets	—	289
Other assets	81,123	73,023
Total assets	$1,982,127	$1,856,968
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$45,527	$38,217
Payroll and employee benefits	145,073	141,001
Accrued expenses	130,100	150,836
Current portion of long-term obligations	12,628	12,995
Current portion of operating lease liabilities	33,872	31,233
Total current liabilities	367,200	374,282
Long-term obligations, less current portion	443,431	432,075
Operating lease liabilities, less current portion	72,030	69,309
Deferred income tax liabilities	15,983	—
Other long-term obligations	13,873	4,979
Total liabilities	912,517	880,645
Commitments and Contingencies—Note 6
Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized; 37,852,059 and 37,674,868 shares issued; and 32,479,475 and 32,509,969 shares outstanding	38	38
Additional paid-in capital	750,914	728,118
Treasury stock, at cost 5,372,584 and 5,164,899 shares of common stock	(461,168)	(435,868)
Retained earnings	725,955	639,063
Total Amedisys, Inc. stockholders’ equity	1,015,739	931,351
Noncontrolling interests	53,871	44,972
Total equity	1,069,610	976,323
Total liabilities and equity	$1,982,127	$1,856,968
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	For the Three-Month Periods Ended September 30,		For the Nine-Month Periods Ended September 30,
	2022	2021	2022	2021
Net service revenue	$557,988	$553,485	$1,661,135	$1,654,795
Other operating income	—	(4)	—	13,300
Cost of service, excluding depreciation and amortization	322,227	310,294	943,258	916,188
General and administrative expenses:
Salaries and benefits	125,550	119,373	376,788	349,533
Non-cash compensation	3,495	4,397	15,990	17,860
Other	59,299	55,158	167,851	158,995
Depreciation and amortization	5,477	7,487	19,705	21,763
Investment impairment	3,009	—	3,009	—
Operating expenses	519,057	496,709	1,526,601	1,464,339
Operating income	38,931	56,772	134,534	203,756
Other income (expense):
Interest income	59	—	108	49
Interest expense	(4,963)	(2,730)	(16,447)	(6,734)
Equity in earnings (loss) from equity method investments	302	1,444	(442)	3,932
Gain on equity method investments	—	—	—	31,092
Miscellaneous, net	491	490	1,155	1,253
Total other (expense) income, net	(4,111)	(796)	(15,626)	29,592
Income before income taxes	34,820	55,976	118,908	233,348
Income tax expense	(9,417)	(10,731)	(32,755)	(57,192)
Net income	25,403	45,245	86,153	176,156
Net loss (income) attributable to noncontrolling interests	239	(239)	739	(1,131)
Net income attributable to Amedisys, Inc.	$25,642	$45,006	$86,892	$175,025
Basic earnings per common share:
Net income attributable to Amedisys, Inc. common stockholders	$0.79	$1.38	$2.67	$5.36
Weighted average shares outstanding	32,482	32,607	32,519	32,658
Diluted earnings per common share:
Net income attributable to Amedisys, Inc. common stockholders	$0.79	$1.37	$2.66	$5.30
Weighted average shares outstanding	32,616	32,899	32,680	33,021
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except common stock shares)
(Unaudited)

	For the Three-Months Ended September 30, 2022
	Total	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Noncontrolling Interests
		Shares	Amount
Balance, June 30, 2022	$1,038,995	37,780,242	$38	$743,276	$(457,981)	$700,313	$53,349
Issuance of stock – employee stock purchase plan	966	10,814	—	966	—	—	—
Issuance/(cancellation) of non-vested stock	—	57,420	—	—	—	—	—
Exercise of stock options	306	3,583	—	306	—	—	—
Non-cash compensation	3,495	—	—	3,495	—	—	—
Surrendered shares	(3,187)	—	—	—	(3,187)	—	—
Noncontrolling interest contributions	1,148	—	—	—	—	—	1,148
Noncontrolling interest distributions	(450)	—	—	—	—	—	(450)
Sale of noncontrolling interest	2,934	—	—	2,871	—	—	63
Net income (loss)	25,403	—	—	—	—	25,642	(239)
Balance, September 30, 2022	$1,069,610	37,852,059	$38	$750,914	$(461,168)	$725,955	$53,871

	For the Three-Months Ended September 30, 2021
	Total	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Noncontrolling Interests
		Shares	Amount
Balance, June 30, 2021	$875,887	37,553,355	$38	$714,334	$(400,110)	$560,010	$1,615
Issuance of stock – employee stock purchase plan	1,061	5,095	—	1,061	—	—	—
Issuance/(cancellation) of non-vested stock	—	87,460	—	—	—	—	—
Exercise of stock options	1,083	13,374	—	1,083	—	—	—
Non-cash compensation	4,397	—	—	4,397	—	—	—
Surrendered shares	(9,750)	—	—	—	(9,750)	—	—
Shares repurchased	(10,805)	—	—	—	(10,805)	—	—
Noncontrolling interest distributions	(459)	—	—	—	—	—	(459)
Acquired noncontrolling interest	42,142	—	—	—	—	—	42,142
Net income	45,245	—	—	—	—	45,006	239
Balance, September 30, 2021	$948,801	37,659,284	$38	$720,875	$(420,665)	$605,016	$43,537

	For the Nine-Months Ended September 30, 2022
	Total	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Noncontrolling Interests
		Shares	Amount
Balance, December 31, 2021	$976,323	37,674,868	$38	$728,118	$(435,868)	$639,063	$44,972
Issuance of stock – employee stock purchase plan	2,857	24,159	—	2,857	—	—	—
Issuance/(cancellation) of non-vested stock	—	141,726	—	—	—	—	—
Exercise of stock options	1,078	11,306	—	1,078	—	—	—
Non-cash compensation	15,990	—	—	15,990	—	—	—
Surrendered shares	(7,949)	—	—	—	(7,949)	—	—
Shares repurchased	(17,351)	—	—	—	(17,351)	—	—
Noncontrolling interest contributions	11,000	—	—	—	—	—	11,000
Noncontrolling interest distributions	(1,425)	—	—	—	—	—	(1,425)
Sale of noncontrolling interest	2,934	—	—	2,871	—	—	63
Net income (loss)	86,153	—	—	—	—	86,892	(739)
Balance, September 30, 2022	$1,069,610	37,852,059	$38	$750,914	$(461,168)	$725,955	$53,871

	For the Nine-Months Ended September 30, 2021
	Total	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Noncontrolling Interests
		Shares	Amount
Balance, December 31, 2020	$810,741	37,470,212	$38	$698,287	$(319,092)	$429,991	$1,517
Issuance of stock – employee stock purchase plan	3,022	13,357	—	3,022	—	—	—
Issuance/(cancellation) of non-vested stock	—	148,529	—	—	—	—	—
Exercise of stock options	1,706	27,186	—	1,706	—	—	—
Non-cash compensation	17,860	—	—	17,860	—	—	—
Surrendered shares	(16,694)	—	—	—	(16,694)	—	—
Shares repurchased	(84,879)	—	—	—	(84,879)	—	—
Noncontrolling interest distributions	(1,253)	—	—	—	—	—	(1,253)
Acquired noncontrolling interest	42,142	—	—	—	—	—	42,142
Net income	176,156	—	—	—	—	175,025	1,131
Balance, September 30, 2021	$948,801	37,659,284	$38	$720,875	$(420,665)	$605,016	$43,537
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Nine-Month Periods Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$86,153	$176,156
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,705	21,763
Non-cash compensation	15,990	17,860
Amortization and impairment of operating lease right of use assets	34,782	30,181
Loss (gain) on disposal of property and equipment	507	(64)
Gain on equity method investments	—	(31,092)
Deferred income taxes	19,031	34,729
Equity in loss (earnings) from equity method investments	442	(3,932)
Amortization of deferred debt issuance costs/debt discount	743	669
Return on equity method investments	3,798	4,268
Investment impairment	3,009	—
Changes in operating assets and liabilities, net of impact of acquisitions:
Patient accounts receivable	(18,266)	(17,638)
Other current assets	(19,929)	(6,219)
Other assets	283	(938)
Accounts payable	5,886	(1,192)
Accrued expenses	(26,790)	(9,363)
Other long-term obligations	243	(1,785)
Operating lease liabilities	(30,864)	(27,372)
Operating lease right of use assets	(2,323)	(2,304)
Net cash provided by operating activities	92,400	183,727
Cash Flows from Investing Activities:
Proceeds from the sale of deferred compensation plan assets	89	126
Proceeds from the sale of property and equipment	66	140
Purchases of property and equipment	(4,338)	(5,187)
Investments in technology assets	(848)	(147)
Investment in equity method investee	(637)	—
Purchase of cost method investment	(15,000)	—
Acquisitions of businesses, net of cash acquired	(71,952)	(264,872)
Net cash used in investing activities	(92,620)	(269,940)
Cash Flows from Financing Activities:
Proceeds from issuance of stock upon exercise of stock options	1,078	1,706
Proceeds from issuance of stock to employee stock purchase plan	2,857	3,022
Shares withheld to pay taxes on non-cash compensation	(7,949)	(16,694)
Noncontrolling interest contributions	2,100	—
Noncontrolling interest distributions	(1,425)	(1,253)
Proceeds from sale of noncontrolling interest	3,941	—
Proceeds from borrowings under term loan	—	290,312
Proceeds from borrowings under revolving line of credit	484,000	500,700
Repayments of borrowings under revolving line of credit	(465,500)	(551,700)
Principal payments of long-term obligations	(10,126)	(5,893)
Debt issuance costs	—	(2,792)
Purchase of company stock	(17,351)	(84,879)
Payment of accrued contingent consideration	(5,714)	—
Provider relief fund advance	—	(1,465)
Net cash (used in) provided by financing activities	(14,089)	131,064
Net (decrease) increase in cash, cash equivalents and restricted cash	(14,309)	44,851
Cash, cash equivalents and restricted cash at beginning of period	45,769	83,357
Cash, cash equivalents and restricted cash at end of period	$31,460	$128,208

	For the Nine-Month Periods Ended September 30,
	2022	2021
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$9,153	$3,479
Cash paid for Infinity ZPIC interest	$11,544	$—
Cash paid for income taxes, net of refunds received	$23,582	$25,482
Cash paid for operating lease liabilities	$33,187	$29,676
Cash paid for finance lease liabilities	$1,074	$1,509
Supplemental Disclosures of Non-Cash Activity:
Right of use assets obtained in exchange for operating lease liabilities	$36,980	$34,881
Right of use assets obtained in exchange for finance lease liabilities	$1,846	$814
Reductions to right of use assets resulting from reductions to operating lease liabilities	$3,387	$1,183
Reductions to right of use assets resulting from reductions to finance lease liabilities	$564	$—
Accrued contingent consideration	$19,195	$—
Noncontrolling interest contribution	$8,900	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. NATURE OF OPERATIONS, CONSOLIDATION AND PRESENTATION OF FINANCIAL STATEMENTS
Amedisys, Inc., a Delaware corporation (together with its consolidated subsidiaries, referred to herein as “Amedisys,” “we,” “us,” or “our”), is a multi-state provider of home health, hospice, personal care and high acuity care services with approximately 74% of our consolidated net service revenue derived from Medicare for the three and nine-month periods ended September 30, 2022 and approximately 75% of our consolidated net service revenue derived from Medicare for the three and nine-month periods ended September 30, 2021. As of September 30, 2022, we owned and operated 353 Medicare-certified home health care centers, 172 Medicare-certified hospice care centers, 14 personal-care care centers and 8 admitting high acuity care joint ventures in 36 states within the United States and the District of Columbia.
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
Principles of Consolidation
These unaudited condensed consolidated financial statements include the accounts of Amedisys, Inc. and our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in our accompanying unaudited condensed consolidated financial statements and business combinations accounted for as purchases have been included in our condensed consolidated financial statements from their respective dates of acquisition. In addition to our wholly-owned subsidiaries, we also have certain equity investments that are accounted for as set forth below.
Investments
We consolidate investments when the entity is a variable interest entity ("VIE") and we are the primary beneficiary or if we have controlling interests in the entity, which is generally ownership in excess of 50%. Third-party equity interests in our consolidated joint ventures are reflected as noncontrolling interests in our condensed consolidated financial statements.
We account for investments in entities in which we have the ability to exercise significant influence under the equity method if we hold 50% or less of the voting stock and the entity is not a VIE in which we are the primary beneficiary. The book value of investments that we account for under the equity method of accounting was $41.5 million and $48.1 million as of September 30, 2022 and December 31, 2021, respectively, and is reflected in other assets within our condensed consolidated balance sheets.
We account for investments in entities in which we have less than 20% ownership interest under the cost method of accounting if we do not have the ability to exercise significant influence over the investee. During the three-month period ended March 31, 2022, we made a $15.0 million investment in an entity accounted for under the cost method. The book value of investments that we account for under the cost method of accounting was $20.0 million and $5.0 million as of September 30, 2022 and December 31, 2021, respectively, and is reflected in other assets within our condensed consolidated balance sheets.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During the three-month period ended September 30, 2022, we sold a 30% interest in two of our home health care centers while maintaining a controlling interest in the newly formed joint venture. We are consolidating this joint venture. The total cash consideration received for the 30% noncontrolling interest was $3.9 million. In connection with the transaction, we recorded an after-tax gain of $2.9 million; this gain was recorded in additional paid-in capital within our condensed consolidated balance sheet.
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
Our high acuity care segment includes interests in several joint ventures with health system partners and a professional corporation that employs clinicians. Each of these entities meets the criteria to be classified as a VIE. As of September 30, 2022, we are consolidating all of our admitting joint ventures with health system partners as well as the professional corporation as we have concluded that we are the primary beneficiary of these VIEs. We have management agreements in place with each of these entities whereby we manage the entities and run the day-to-day operations. As such, we possess the power to direct the activities that most significantly impact the economic performance of the VIEs. The significant activities include, but are not limited to, negotiating provider and payor contracts, establishing patient care policies and protocols, making employment and compensation decisions, developing the operating and capital budgets, performing marketing activities and providing accounting support. We also have the obligation to absorb any expected losses and the right to receive benefits. Additionally, from time to time, we may be required to provide joint venture funding. Our high acuity care segment also includes one non-admitting joint venture with a health system partner that is accounted for under the equity method of accounting. We are in the process of winding down the operations of this joint venture.
The terms of the agreements with each VIE prohibit us from using the assets of the VIE to satisfy the obligations of other entities. The carrying amount of the VIEs’ assets and liabilities included in our condensed consolidated balance sheets are as follows (amounts in millions):

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	As of September 30, 2022	As of December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$13.0	$3.1
Patient accounts receivable	5.4	2.4
Other current assets	0.9	0.1
Total current assets	19.3	5.6
Property and equipment	0.2	0.1
Operating lease right of use assets	0.1	—
Goodwill	8.5	—
Intangible assets	0.4	—
Other assets	0.1	—
Total assets	$28.6	$5.7
LIABILITIES
Current liabilities:
Accounts payable	$0.3	$—
Payroll and employee benefits	0.6	0.3
Accrued expenses	5.1	3.4
Current portion of long-term obligations	0.2	0.8
Total current liabilities	6.2	4.5
Other long-term obligations	—	—
Total liabilities	$6.2	$4.5
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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
to-face documentation. Subsequent changes to the estimate of the transaction price are recorded as adjustments to net service revenue in the period of change.
Non-contractual revenue adjustments are recorded for self-pay, uninsured patients and other payors by major payor class based on our historical collection experience, aged accounts receivable by payor and current economic conditions. The non-contractual revenue adjustments represent the difference between amounts billed and amounts we expect to collect based on our collection history with similar payors. We assess our ability to collect for the healthcare services provided at the time of patient admission based on our verification of the patient's insurance coverage under Medicare, Medicaid and other commercial or managed care insurance programs. Medicare represented approximately 74% of our consolidated net service revenue for the three and nine-month periods ended September 30, 2022 and approximately 75% of our consolidated net service revenue for the three and nine-month periods ended September 30, 2021.
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

Revenue by payor class as a percentage of total net service revenue is as follows:

	For the Three-Month Periods Ended September 30,		For the Nine-Month Periods Ended September 30,
	2022	2021	2022	2021
Home Health:
Medicare	40%	41%	40%	41%
Non-Medicare - Episodic-based	7%	8%	8%	8%
Non-Medicare - Non-episodic based	13%	12%	13%	12%
Hospice:
Medicare	34%	34%	33%	34%
Non-Medicare	2%	2%	2%	2%
Personal Care	3%	3%	3%	3%
High Acuity Care (1)	1%	—%	1%	—%
	100%	100%	100%	100%
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
Non-episodic based Revenue. For our per visit contracts, gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to our established or estimated per-visit rates. For our case rate contracts, gross revenue is recorded over our historical average length of stay using the established case rate for each admission. Contractual revenue adjustments are recorded for the difference between our standard rates and the contracted rates to be realized from patients, third parties and others for services provided and are deducted from gross revenue to determine net service revenue. We also make non-contractual revenue adjustments to non-episodic revenue based on our historical experience to reflect the estimated transaction price. We receive a minimal amount of our net service revenue from patients who are either self-insured or are obligated for an insurance co-payment.
Under our case rate contracts, we may receive reimbursement before all services are rendered. Any cash received that exceeds the associated revenue earned is recorded to deferred revenue in accrued expenses within our condensed consolidated balance sheets.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Hospice Revenue Recognition
Hospice Medicare Revenue
Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the estimated payment rates. The estimated payment rates are predetermined daily or hourly rates for each of the four levels of care we deliver. The four levels of care are routine care, general inpatient care, continuous home care and respite care. Routine care accounted for 97% of our total Medicare hospice service revenue for the three and nine-month periods ended September 30, 2022 and 2021. There are two separate payment rates for routine care: payments for the first 60 days of care and care beyond 60 days. In addition to the two routine rates, we may also receive a service intensity add-on (“SIA”). The SIA is based on visits made in the last seven days of life by a registered nurse or medical social worker for patients in a routine level of care.
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
Additionally, our hospice service revenue is subject to certain limitations on payments from Medicare which are considered variable consideration. We are subject to an inpatient cap limit and an overall Medicare payment cap for each provider number. We monitor these caps on a provider-by-provider basis and estimate amounts due back to Medicare if we estimate a cap has been exceeded. We record these adjustments as a reduction to revenue and an increase in accrued expenses within our condensed consolidated balance sheets. Providers are required to self-report and pay their estimated cap liability by February 28th of the following year. Prior to the 2016 final rule, the cap year began on November 1st and ended on October 31st. Effective with the 2016 final rule, the cap year was changed to align with the federal fiscal year which begins on October 1st and ends on September 30th. As of September 30, 2022, we have recorded $4.1 million for estimated amounts due back to Medicare in accrued expenses for the Federal cap years ended October 31, 2016 through September 30, 2022. As of December 31, 2021, we had recorded $4.5 million for estimated amounts due back to Medicare in accrued expenses for the Federal cap years ended October 31, 2016 through September 30, 2022.
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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include certificates of deposit and all highly liquid debt instruments with maturities of three months or less when purchased. Restricted cash includes cash that is not available for ordinary business use. As of September 30, 2022 and December 31, 2021, we had $13.5 million and $3.1 million, respectively, classified as restricted cash related to funds placed into escrow accounts in connection with the indemnity, closing payment and other provisions within the purchase agreements of our acquisitions. The increase in restricted cash from December 31, 2021 to September 30, 2022 is related to our

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
acquisitions of Evolution Health, LLC ("Evolution") and AssistedCare Home Health, Inc. and RH Homecare Services, LLC ("AssistedCare") on April 1, 2022. See Note 4 – Acquisitions for additional information.
The following table summarizes the balances related to our cash, cash equivalents and restricted cash (amounts in millions):

	As of September 30, 2022	As of December 31, 2021
Cash and cash equivalents	$18.0	$42.7
Restricted cash	13.5	3.1
Cash, cash equivalents and restricted cash	$31.5	$45.8
Patient Accounts Receivable
We report accounts receivable from services rendered at their estimated transaction price, which includes contractual and non-contractual revenue adjustments based on the amounts expected to be due from payors. Our patient accounts receivable are uncollateralized and consist of amounts due from Medicare, Medicaid, other third-party payors and patients. Our non-Medicare third-party payor base is comprised of a diverse group of payors that are geographically dispersed across the country. As of September 30, 2022, there is no single payor, other than Medicare, that accounts for more than 10% of our total outstanding patient receivables. Thus, we believe there are no other significant concentrations of receivables that would subject us to any significant credit risk in the collection of our patient accounts receivable. We write off accounts on a monthly basis once we have exhausted our collection efforts and deem an account to be uncollectible. We believe the collectability risk associated with our Medicare accounts, which represented 65% and 68% of our patient accounts receivable at September 30, 2022 and December 31, 2021, respectively, is limited due to our historical collection rate of over 99% from Medicare and the fact that Medicare is a U.S. government payor.
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
Fair Value of Financial Instruments
The following details our financial instruments where the carrying value and the fair value differ (amounts in millions):

	Fair Value at Reporting Date Using
Financial Instrument	Carrying Value as of September 30, 2022	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term obligations	$457.4	$—	$473.4	$—

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

	For the Three- Month Periods Ended September 30,		For the Nine- Month Periods Ended September 30,
	2022	2021	2022	2021
Weighted average number of shares outstanding - basic	32,482	32,607	32,519	32,658
Effect of dilutive securities:
Stock options	38	113	50	135
Non-vested stock and stock units	96	179	111	228
Weighted average number of shares outstanding - diluted	32,616	32,899	32,680	33,021
Anti-dilutive securities	202	141	276	82
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
On March 27, 2020, the CARES Act was signed into legislation. The CARES Act provided for $175 billion to healthcare providers, including hospitals on the front lines of the COVID-19 pandemic. Of this total allocated amount, $30 billion was distributed immediately to providers based on their proportionate share of Medicare fee-for-service reimbursements in 2019. Healthcare providers were required to sign an attestation confirming receipt of the Provider Relief Fund ("PRF") funds and agree to the terms and conditions of payment. Our home health and hospice segments received approximately $100 million from the first $30 billion of funds distributed to healthcare providers in April 2020, which is inclusive of $2 million related to our joint venture care centers (equity method investments). We also acquired approximately $6 million of PRF funds in connection with the acquisition of AseraCare Hospice ("AseraCare"). Under the terms and conditions for receipt of the payment, we were allowed to use the funds to cover lost revenues and health care costs related to COVID-19 through June 30, 2021, and we were required to properly and fully document the use of these funds in reports to the U.S. Department of Health and Human Services ("HHS"). All required reporting was completed during the three-month period ended September 30, 2021, and our audit report was submitted to HHS on September 26, 2022.
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
$106.8
The CARES Act also provided for the temporary suspension of the automatic 2% reduction of Medicare claim reimbursements ("sequestration") for the period May 1, 2020 through December 31, 2020. During 2020 and 2021, Congress passed additional COVID-19 relief legislation which extended the 2% suspension of sequestration through March 31, 2022; sequestration was reinstated as a 1% reduction to Medicare claim reimbursements effective April 1, 2022 and as a 2% reduction to Medicare claim reimbursements effective July 1, 2022. Due to the reinstatement of sequestration on July 1, 2022, we did not receive a benefit to net service revenue during the three-month period ended September 30, 2022; however, we recognized a $9 million benefit to net service revenue during the three-month period ended September 30, 2021. During the nine-month periods ended September 30, 2022 and 2021, we recognized benefits to net service revenue totaling $13 million and $27 million, respectively.
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
On April 1, 2022, we acquired 15 home health care centers from Evolution Health, LLC, a division of Envision Healthcare, doing business as Guardian Healthcare, Gem City, and Care Connection of Cincinnati ("Evolution"), for an estimated purchase price of $67.8 million. A portion of the purchase price ($51.1 million) was paid to the seller with cash on hand and proceeds from borrowings under our Revolving Credit Facility. The remainder ($16.7 million) was placed into an escrow account in accordance with the closing payment, indemnity and other provisions within the purchase agreement and recorded as restricted cash within our condensed consolidated balance sheet. Corresponding liabilities were also recorded to accrued expenses and other long-term obligations within our condensed consolidated balance sheet related to these contingent consideration arrangements.
Of the total $16.7 million placed into escrow, $1.0 million was set aside for the closing payment adjustment. The closing payment calculated on the acquisition date included estimates for cash, working capital and various other items. Under the purchase agreement, the purchase price was subject to an adjustment for any differences between estimated amounts included in the closing payment and actual amounts at close. The closing payment adjustment, which was finalized during the three-month period ended September 30, 2022, decreased the purchase price by $1.3 million from $67.8 million to $66.5 million. The remaining $15.7 million placed into escrow relates to certain outstanding matters existing as of the acquisition date as well as potential losses the Company may incur for which the seller has an obligation to indemnify the Company. This amount will either be paid to third parties as outstanding matters are resolved or to the seller at certain intervals in the future. As of September 30, 2022, $5.7 million of the $16.7 million has been released from escrow.
We expect $15 million of goodwill recorded for this acquisition to be deductible for income tax purposes over approximately 15 years.
Evolution contributed $10.1 million in net service revenue and an operating loss of $1.9 million during the three-month period ended September 30, 2022 and $21.4 million in net service revenue and an operating loss of $3.8 million during the nine-month period ended September 30, 2022.
The Company is in the process of reviewing the fair value of the assets acquired and liabilities assumed. During the three-month period ended September 30, 2022, total assets acquired decreased by $0.4 million and total liabilities assumed (specifically, the deferred income tax liability) decreased by $0.5 million as a result of our review. These adjustments combined with the closing payment adjustment of $1.3 million described above resulted in a $1.4 million decrease in goodwill. Based on the Company's preliminary valuation, which may be revised as additional information becomes available during the measurement period, the total consideration of $66.5 million has been allocated to assets acquired and liabilities assumed as of the acquisition date as follows (amounts in millions):

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Amount
ASSETS
Patient accounts receivable	$9.3
Prepaid expenses	0.2
Other current assets	0.1
Property and equipment	1.9
Operating lease right of use assets	3.2
Intangible assets (licenses)	1.3
Other assets	0.1
Total assets acquired	$16.1
LIABILITIES AND EQUITY
Accounts payable	$(0.8)
Payroll and employee benefits	(2.7)
Accrued expenses	(2.3)
Operating lease liabilities	(2.8)
Deferred income tax liability	—
Current portion of long-term obligations	(0.6)
Total liabilities assumed	(9.2)
Net identifiable assets acquired	$6.9
Goodwill	59.6
Total consideration	$66.5

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
AssistedCare contributed $1.9 million in net service revenue and an operating loss of less than $0.1 million during the three-month period ended September 30, 2022 and $4.5 million in net service revenue and operating income of $0.6 million during the nine-month period ended September 30, 2022.
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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company has finalized its valuation of the assets acquired, liabilities assumed and noncontrolling interests. During the three-month period ended September 30, 2022, the deferred income liability was adjusted downward by $2.8 million resulting in a $2.8 million decrease in goodwill. The total consideration of $241.3 million has been allocated to assets acquired, liabilities assumed and noncontrolling interests as of the acquisition date as follows (amounts in millions):

Amount
ASSETS
Patient accounts receivable	$1.5
Prepaid expenses	0.3
Other current assets	0.1
Property and equipment	0.3
Operating lease right of use assets	0.8
Intangible assets	54.3
Other assets	3.1
Total assets acquired	$60.4
LIABILITIES AND EQUITY
Accounts payable	$(0.1)
Payroll and employee benefits	(0.6)
Accrued expenses	(3.4)
Operating lease liabilities	(0.8)
Deferred income tax liability	(0.3)
Current portion of long-term obligations	(0.9)
Other long-term obligations	(0.2)
Total liabilities assumed	(6.3)
Noncontrolling interests	(43.9)
Total equity assumed	(43.9)
Total liabilities and equity assumed	$(50.2)
Net identifiable assets acquired	$10.2
Goodwill	231.1
Total consideration	$241.3
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
Contessa contributed $5.5 million in net service revenue and an operating loss of $12.4 million (inclusive of technology intangibles amortization totaling $0.7 million) during the three-month period ended September 30, 2022 and $12.6 million in net service revenue and an operating loss of $29.8 million (inclusive of technology intangibles amortization totaling $2.2 million) during the nine-month period ended September 30, 2022. During the three and nine-month periods ended September 30, 2021, Contessa contributed $1.5 million in net service revenue and an operating loss of $3.8 million (inclusive of technology intangibles amortization totaling $0.5 million).
For details regarding the Company's 2021 acquisitions, see Note 4 to the audited consolidated financial statements in our 2021 Annual Report on Form 10-K.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5. LONG-TERM OBLIGATIONS
Long-term debt consists of the following for the periods indicated (amounts in millions):

	September 30, 2022	December 31, 2021
$450.0 million Term Loan; interest rate at Base Rate plus Applicable Rate or Eurodollar Rate plus Applicable Rate (4.6% at September 30, 2022); due July 30, 2026	$438.7	$447.2
$550.0 million Revolving Credit Facility; interest only payments; interest rate at Base Rate plus Applicable Rate or Eurodollar Rate plus Applicable Rate (4.6% at September 30, 2022); due July 30, 2026	18.5	—
Promissory notes	0.2	0.8
Finance leases	2.4	1.6
Principal amount of long-term obligations	459.8	449.6
Deferred debt issuance costs	(3.8)	(4.5)
	456.0	445.1
Current portion of long-term obligations	(12.6)	(13.0)
Total	$443.4	$432.1

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
The loans issued under the Amended Credit Facility bear interest on a per annum basis, at our election, at either: (i) the Base Rate plus the Applicable Rate or (ii) the Eurodollar Rate plus the Applicable Rate. The “Base Rate” means a fluctuating rate per annum equal to the highest of (a) the federal funds rate plus 0.50% per annum, (b) the prime rate of interest established by the Administrative Agent, and (c) the Eurodollar Rate plus 1% per annum. The “Eurodollar Rate” means the quoted rate per annum equal to the London Interbank Offered Rate (“LIBOR”) or a comparable successor rate approved by the Administrative Agent for an interest period of one, three or six months (as selected by us). The “Applicable Rate” is based on the consolidated leverage ratio and is presented in the table below. As of September 30, 2022, the Applicable Rate is 0.50% per annum for Base Rate loans and 1.50% per annum for Eurodollar Rate loans. We are also subject to a commitment fee and letter of credit fee under the terms of the Second Amended Credit Agreement, as presented in the table below.

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
Our weighted average interest rate for borrowings under our $550.0 million Revolving Credit Facility was 4.2% and 3.2% for the three and nine-month periods ended September 30, 2022, respectively, and 2.9% and 1.9% for the three and nine-month periods ended September 30, 2021, respectively. Our weighted average interest rate for borrowings under our Amended Term Loan Facility was 3.8% and 2.6% for the three and nine-month periods ended September 30, 2022, respectively, and 1.6% and 1.5% for the three and nine-month periods ended September 30, 2021, respectively.
As of September 30, 2022, our consolidated leverage ratio was 1.8, our consolidated interest coverage ratio was 13.3 and we are in compliance with our covenants under the Second Amended Credit Agreement. In the event we are not in compliance with our debt covenants in the future, we would pursue various alternatives in an attempt to successfully resolve the non-compliance, which might include, among other things, seeking debt covenant waivers or amendments.
As of September 30, 2022, our availability under our $550.0 million Revolving Credit Facility was $503.7 million as we have $18.5 million outstanding in borrowings and $27.8 million outstanding in letters of credit.
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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In July 2010, our subsidiary that provides hospice services in Florence, South Carolina received from a ZPIC a request for records regarding a sample of 30 beneficiaries who received services from the subsidiary during the period of January 1, 2008 through March 31, 2010 (the “Review Period”) to determine whether the underlying services met pertinent Medicare payment requirements. We acquired the hospice operations subject to this review on August 1, 2009; the Review Period covers time periods both before and after our ownership of these hospice operations. Based on the ZPIC’s findings for 16 beneficiaries, which were extrapolated to all claims for hospice services provided by the Florence subsidiary billed during the Review Period, on June 6, 2011, the Medicare Administrative Contractor (“MAC”) for the subsidiary issued a notice of overpayment seeking recovery from our subsidiary of an alleged overpayment. We dispute these findings, and our Florence subsidiary has filed appeals through the Original Medicare Standard Appeals Process, in which we are seeking to have those findings overturned. An administrative law judge ("ALJ") hearing was held in early January 2015. On January 18, 2016, we received a letter dated January 6, 2016 referencing the ALJ hearing decision for the overpayment issued on June 6, 2011. The decision was partially favorable with a new overpayment amount of $3.7 million with a balance owed of $5.6 million, including interest, based on 9 disputed claims (originally 16). We filed an appeal to the Medicare Appeals Council on the remaining 9 disputed claims and also argued that the statistical method used to select the sample was not valid. No assurances can be given as to the timing or outcome of the Medicare Appeals Council decision. As of September 30, 2022, Medicare has withheld payments of $5.7 million (including additional interest) as part of their standard procedures once this level of the appeal process has been reached. In the event we are not able to recoup this alleged overpayment, we are entitled to be indemnified by the prior owners of the hospice operations for amounts relating to the period prior to August 1, 2009. On January 10, 2019, an arbitration panel from the American Health Lawyers Association determined that the prior owners' liability for their indemnification obligation was $2.8 million. This amount is recorded as an indemnity receivable within other assets in our condensed consolidated balance sheets.
In July 2016, the Company received a request for medical records from SafeGuard Services, L.L.C (“SafeGuard”), a ZPIC, related to services provided by some of the care centers that the Company acquired from Infinity Home Care, L.L.C. The review period covered time periods both before and after our ownership of the care centers, which were acquired on December 31, 2015. In August 2017, the Company received Requests for Repayment from Palmetto GBA, LLC ("Palmetto") regarding Infinity Home Care of Lakeland, LLC ("Lakeland Care Centers") and Infinity Home Care of Pinellas, LLC ("Clearwater Care Center"). The Palmetto letters were based on a statistical extrapolation performed by SafeGuard which alleged an extrapolated overpayment of $34.0 million for the Lakeland Care Centers on a universe of 72 Medicare claims totaling $0.2 million in actual claims payments using a 100% error rate and an extrapolated overpayment of $4.8 million for the Clearwater Care Center on a universe of 70 Medicare claims totaling $0.2 million in actual claims payments using a 100% error rate.
The Lakeland Request for Repayment covered claims between January 2, 2014 and September 13, 2016. The Clearwater Request for Repayment covered claims between January 2, 2015 and December 9, 2016. As a result of partially successful Level I and Level II Administrative Appeals, the alleged overpayment for the Lakeland Care Centers was reduced to $26.0 million and the alleged overpayment for the Clearwater Care Center was reduced to $3.3 million. The Company filed Level III Administrative Appeals, and the ALJ hearings regarding the Lakeland Request for Repayment and the Clearwater Request for Repayment were held in April 2022.
The Company received the results of the ALJ hearing for the Clearwater Care Center and the Lakeland Care Centers on June 23, 2022 and June 30, 2022, respectively. The ALJ decisions for both the Clearwater Care Center and the Lakeland Care Centers were partially favorable for the claims that were reviewed, but the extrapolations were upheld. As a result, we increased our total accrual related to these matters from $17.4 million to $25.8 million during the three-month period ended June 30, 2022. The net of these two amounts, $8.4 million, was recorded as a reduction to net service revenue in our condensed consolidated statement of operations during the three-month period ended June 30, 2022. We received demands for repayment from Palmetto for both the Clearwater Care Center and the Lakeland Care Centers during the three-month period ended September 30, 2022. The demands were slightly less than our estimated accrual of $25.8 million. During the three-month period ended September 30, 2022, we adjusted our accrual to $25.2 million to reflect the final amounts owed, excluding interest. The repayment for the Lakeland Care Centers totaling $34.3 million ($22.8 million extrapolated repayment plus $11.5 million accrued interest) was made during the three-month period ended September 30, 2022. The repayment for the Clearwater Care Center totaling $3.7 million ($2.4 million extrapolated repayment plus $1.2 million accrued interest) was made on October 3, 2022. Additionally, we wrote off $1.5 million of receivables that were impacted by these matters. We expect to be indemnified by the prior owners, upon exhaustion of the parties' appeal rights, for approximately $10.9 million and have recorded this amount within other assets in our condensed consolidated balance sheets.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Insurance
We are obligated for certain costs associated with our insurance programs, including employee health, workers’ compensation and professional liability. While we maintain various insurance programs to cover these risks, we are self-insured for a substantial portion of our potential claims. We recognize our obligations associated with these costs, up to specified deductible limits, in the period in which a claim is incurred, including with respect to both reported claims and claims incurred but not reported. These costs have generally been estimated based on historical data of our claims experience. Such estimates, and the resulting reserves, are reviewed and updated by us on a quarterly basis.
Our health insurance has an exposure limit of $1.3 million for any individual covered life. Our workers’ compensation insurance has a retention limit of $2.0 million per incident, and our professional liability insurance has a retention limit of $0.3 million per incident.
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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the Three-Month Period Ended September 30, 2022
	Home Health	Hospice	Personal Care	High Acuity Care	Other	Total
Net service revenue	$337.2	$198.7	$16.6	$5.5	$—	$558.0
Cost of service, excluding depreciation and amortization	195.3	109.4	12.2	5.3	—	322.2
General and administrative expenses	88.3	49.1	2.4	8.8	39.8	188.4
Depreciation and amortization	0.9	0.5	—	0.8	3.3	5.5
Investment impairment	—	—	—	3.0	—	3.0
Operating expenses	284.5	159.0	14.6	17.9	43.1	519.1
Operating income (loss)	$52.7	$39.7	$2.0	$(12.4)	$(43.1)	$38.9

	For the Three-Month Period Ended September 30, 2021
	Home Health	Hospice	Personal Care	High Acuity Care	Other	Total
Net service revenue	$338.6	$197.5	$15.9	$1.5	$—	$553.5
Other operating income	—	—	—	—	—	—
Cost of service, excluding depreciation and amortization	190.1	107.6	11.7	0.9	—	310.3
General and administrative expenses	82.4	49.5	2.6	3.9	40.5	178.9
Depreciation and amortization	1.1	0.7	0.1	0.5	5.1	7.5
Operating expenses	273.6	157.8	14.4	5.3	45.6	496.7
Operating income (loss)	$65.0	$39.7	$1.5	$(3.8)	$(45.6)	$56.8

	For the Nine-Month Period Ended September 30, 2022
	Home Health	Hospice	Personal Care	High Acuity Care	Other	Total
Net service revenue	$1,012.8	$590.2	$45.5	$12.6	$—	$1,661.1
Cost of service, excluding depreciation and amortization	573.3	323.2	34.5	12.3	—	943.3
General and administrative expenses	259.3	152.1	6.8	24.7	117.7	560.6
Depreciation and amortization	3.3	1.7	0.1	2.4	12.2	19.7
Investment impairment	—	—	—	3.0	—	3.0
Operating expenses	835.9	477.0	41.4	42.4	129.9	1,526.6
Operating income (loss)	$176.9	$113.2	$4.1	$(29.8)	$(129.9)	$134.5

	For the Nine-Month Period Ended September 30, 2021
	Home Health	Hospice	Personal Care	High Acuity Care	Other	Total
Net service revenue	$1,016.5	$586.9	$49.9	$1.5	$—	$1,654.8
Other operating income	7.3	6.0	—	—	—	13.3
Cost of service, excluding depreciation and amortization	563.5	314.4	37.4	0.9	—	916.2
General and administrative expenses	243.8	144.4	8.8	3.9	125.5	526.4
Depreciation and amortization	3.3	2.0	0.2	0.5	15.8	21.8
Operating expenses	810.6	460.8	46.4	5.3	141.3	1,464.4
Operating income (loss)	$213.2	$132.1	$3.5	$(3.8)	$(141.3)	$203.7

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
Pursuant to this program, we repurchased 150,000 shares of our common stock at a weighted average price of $115.64 per share and a total cost of approximately $17 million during the nine-month period ended September 30, 2022. There were no shares repurchased during the three-month period ended September 30, 2022. The repurchased shares are classified as treasury shares.
9. RELATED PARTY TRANSACTIONS
We have an investment in Medalogix, a healthcare predictive data and analytics company, which is accounted for under the equity method. We incurred costs totaling $2.4 million and $7.1 million during the three and nine-month periods ended September 30, 2022, respectively, and $1.4 million and $4.1 million during the three and nine-month periods ended September 30, 2021, respectively, in connection with our usage of Medalogix's analytics platforms. We believe that the terms of these transactions are consistent with those negotiated at arm's length.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition for the three and nine-month periods ended September 30, 2022. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included herein and the consolidated financial statements and notes and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”) on February 24, 2022 (the “Form 10-K”), which are incorporated herein by this reference. Historical results that appear in the condensed consolidated financial statements should not be interpreted as being indicative of future operations.
Unless otherwise provided, “Amedisys,” “we,” “our,” and “the Company” refer to Amedisys, Inc. and our consolidated subsidiaries.
Overview
We are a provider of high-quality in-home healthcare and related services to the chronic, co-morbid, aging American population, with approximately 74% of our consolidated net service revenue derived from Medicare for the three and nine-month periods ended September 30, 2022 and approximately 75% of our consolidated net service revenue derived from Medicare for the three and nine-month periods ended September 30, 2021.
Our operations involve servicing patients through our four reportable business segments: home health, hospice, personal care and high acuity care. Our home health segment delivers a wide range of services in the homes of individuals who may be recovering from an illness, injury or surgery. Our hospice segment provides care that is designed to provide comfort and support for those who are facing a terminal illness. Our personal care segment provides patients assistance with the essential activities of daily living. Our high acuity care segment, which was established with the acquisition of Contessa Health ("Contessa") on August 1, 2021, delivers the essential elements of inpatient hospital and skilled nursing facility ("SNF") care to patients in their homes. As of September 30, 2022, we owned and operated 353 Medicare-certified home health care centers, 172 Medicare-certified hospice care centers, 14 personal-care care centers and 8 admitting high acuity care joint ventures in 36 states within the United States and the District of Columbia.
Care Centers Summary (Includes Unconsolidated Joint Ventures)

	Home Health	Hospice	Personal Care	High Acuity Care
As of December 31, 2021	331	175	14	8
Acquisitions/Startups/Denovos	24	—	—	1
Closed/Consolidated	(2)	(3)	—	(1)
As of September 30, 2022	353	172	14	8
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
On July 27, 2022, CMS issued the final rule to update hospice payment rates and the wage index for fiscal year 2023, effective for services provided beginning October 1, 2022. CMS estimates hospices serving Medicare beneficiaries will see a 3.8% increase in payments. This increase is the result of a 4.1% market basket adjustment as required under PPACA less a 0.3% productivity adjustment. Additionally, CMS increased the aggregate cap amount by 3.8% to $32,487. Based on our analysis of the final rule, we expect our impact to be in line with the 3.8% increase, which will result in an increase to net service revenue of approximately $7 million in the fourth quarter.
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
On June 17, 2022, CMS issued a proposed payment change for Medicare home health providers for calendar year 2023. CMS estimates that the proposed rule will result in a 4.2% decrease in payments to home health providers. This decrease is the result of a 2.9% payment update (3.3% market basket adjustment less a 0.4% productivity adjustment) less a permanent adjustment of 6.9% (derived from a 7.69% behavioral assumption adjustment), reduced by 0.2% for the update to the fixed-dollar loss ratio used in determining outlier payments. This rule also proposes a permanent 5% cap on negative wage index changes for home health agencies. Based on our preliminary analysis of the proposed rule, we expect our impact to be in line with the 4.2% rate cut.
In addition to the 6.9% permanent adjustment, CMS is also considering a temporary adjustment of approximately $2 billion to offset overpayments in calendar years 2020 and 2021. CMS is not proposing to apply the temporary adjustment to calendar year 2023; however, CMS is soliciting comments on how to best apply the adjustment in the future.
In late July 2022, a group of bipartisan lawmakers introduced The Preserving Access to Home Health Act of 2022 in the U.S. House of Representatives and the U.S. Senate. Upon enactment, this legislation would pause the implementation of any temporary or permanent adjustments to the Medicare home health base payment rate until 2026. This would delay the cuts currently proposed by CMS and would allow time for the industry and CMS to work on a more reasonable methodology to determine budget neutrality that adequately measures the impact of the transition to PDGM and fully accounts for the impacts that COVID-19 has had on utilization, patient mix and the level of care provided by home health agencies.
Furthermore, Amedisys submitted formal comments to the calendar year 2023 Home Health proposed rule in mid-August and joined industry stakeholders in requesting that CMS use an alternative methodology to determine budget neutrality.
Sequestration
In March 2020, Congress passed the bipartisan Coronavirus Aid, Relief and Economic Security Act ("CARES Act") which provided for the suspension of the automatic 2% reduction of Medicare claim reimbursements ("sequestration") for the period May 1, 2020 through December 31, 2020. During 2020 and 2021, Congress passed additional COVID-19 relief legislation which extended the 2% suspension of sequestration through March 31, 2022; sequestration was reinstated as a 1% reduction to Medicare claim reimbursements for the period April 1, 2022 through June 30, 2022 and has been fully reinstated as a 2% reduction to Medicare claim reimbursements effective July 1, 2022. The reinstatement of sequestration has resulted in a reduction of our net service revenue.

Novel Coronavirus Pandemic ("COVID-19")
Our operations and financial performance continue to be impacted by COVID-19. The financial impacts of COVID-19 are discussed in further detail under "Results of Operations" below. While we currently believe that we have a reasonable view of operations, the uncertainty created by COVID-19 could alter our outlook of the pandemic's impact on our consolidated financial condition, results of operations or cash flows. The following factors could potentially impact our performance: the increase or decrease in the number of COVID-19 cases nationwide; the severity and impacts of new variants of the virus; uncertainty regarding vaccine utilization rates and efficacy; staffing shortages due to clinician quarantines, the competitive labor market and federal, state and local vaccine mandates; the utilization of elective procedures; the ability to have access to our patients in their homes and in facilities; supply chain disruption and our ability to find suitable alternative products at reasonable prices and other federal, state and local requirements. Potential impacts of COVID-19 on our results include lower revenue; higher salary and wage expense related to quarantine pay, contract clinicians, wage inflation, increased costs to hire and retain employees and training; and increased supply costs related to supply chain constraints, PPE and COVID-19 testing. The impacts to net service revenue may consist of the following:
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
See Note 3 – Novel Coronavirus Pandemic ("COVID-19") to our condensed consolidated financial statements for additional information regarding COVID-19 and the CARES Act.
Results of Operations
Three-Month Period Ended September 30, 2022 Compared to the Three-Month Period Ended September 30, 2021
Consolidated
The following table summarizes our consolidated results of operations (amounts in millions):

	For the Three-Month Periods Ended September 30,
	2022	2021
Net service revenue	$558.0	$553.5
Cost of service, excluding depreciation and amortization	322.2	310.3
Gross margin, excluding depreciation and amortization	235.8	243.2
% of revenue	42.3%	43.9%
Other operating expenses	188.4	178.9
% of revenue	33.8%	32.3%
Depreciation and amortization	5.5	7.5
Investment impairment	3.0	—
Operating income	38.9	56.8
Total other expense	(4.1)	(0.8)
Income tax expense	(9.4)	(10.7)
Effective income tax rate	27.0%	19.2%
Net income	25.4	45.2
Net loss (income) attributable to noncontrolling interests	0.2	(0.2)
Net income attributable to Amedisys, Inc.	$25.6	$45.0

During the quarter, we began to execute on our plan to centralize and reorganize our operating structure in order to drive more consistency and efficiency in our operations. As such, we recognized $4 million in severance and lease termination costs associated with these efforts. We are in the early stages of this project and anticipate more costs as these initiatives continue.
On a consolidated basis, our operating income decreased $18 million on a $5 million increase in net service revenue. Our year over year results were impacted by the acquisitions of Contessa on August 1, 2021 and Evolution and AssistedCare on April 1,

2022 (which combined contributed $17 million in net service revenue and an operating loss of $14 million in the current year and $2 million in net service revenue and an operating loss of $4 million in the prior year), a $9 million benefit recognized in prior year net service revenue associated with the suspension of sequestration at 2% and a $1 million reduction in current year net service revenue related to our Infinity HomeCare, L.L.C. Zone Program Integrity Contractor ("Infinity ZPIC") audits. Excluding these items, our operating income increased $2 million on a $1 million decrease in net service revenue primarily due to rate increases, improvements in home health clinician utilization and reductions in our hospice staffing levels. These items were partially offset by a decrease in our episodic home health revenue as a percentage of total net service revenue and an increase in our cost of service resulting from planned wage increases and wage inflation. Additionally, our volumes have been and continue to be impacted by staffing shortages resulting from the competitive labor market.
Our operating results reflect a $10 million increase in our other operating expenses compared to prior year. Excluding our acquisitions, our other operating expenses were flat as planned wage increases, higher information technology and professional fees and severance and lease termination costs related to centralization and reorganization initiatives were offset by higher gains on the sale of fleet vehicles and lower incentive compensation costs.
Total other expense includes the following items (amounts in millions):

	For the Three-Month Periods Ended September 30,
	2022	2021
Interest expense, net	$(4.9)	$(2.7)
Equity in earnings from equity method investments	0.3	1.4
Miscellaneous, net	0.5	0.5
Total other expense	$(4.1)	$(0.8)
Interest expense, net increased $2 million year over year as a result of increased borrowings and higher interest rates under our Second Amended Credit Agreement (see Note 5 – Long-Term Obligations to our condensed consolidated financial statements for additional information regarding our Second Amended Credit Agreement).

Home Health Segment
The following table summarizes our home health segment results of operations:

	For the Three-Month Periods Ended September 30,
	2022	2021
Financial Information (in millions):
Medicare	$222.4	$228.2
Non-Medicare	114.8	110.4
Net service revenue	337.2	338.6
Cost of service	195.3	190.1
Gross margin	141.9	148.5
Other operating expenses	88.3	82.4
Depreciation and amortization	0.9	1.1
Operating income	$52.7	$65.0
Same Store Growth (1):
Medicare revenue	(6%)	2%
Non-Medicare revenue	(1%)	6%
Total admissions	5%	1%
Total volume (2)	1%	1%
Key Statistical Data - Total (3):
Admissions	94,992	86,732
Recertifications	44,985	46,919
Total volume	139,977	133,651

Medicare completed episodes	75,891	78,318
Average Medicare revenue per completed episode (4)	$2,989	$2,969
Medicare visits per completed episode (5)	12.7	13.8

Visiting clinician cost per visit	$101.22	$94.24
Clinical manager cost per visit	11.33	9.85
Total cost per visit	$112.55	$104.09
Visits	1,735,015	1,826,505
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
(4) Average Medicare revenue per completed episode is the average Medicare revenue earned for each Medicare completed episode of care. Average Medicare revenue per completed episode reflects the suspension of sequestration for the three-month period ended September 30, 2021 and the reinstatement of sequestration at 2% for the three-month period ended September 30, 2022.
(5) Medicare visits per completed episode are the home health Medicare visits on completed episodes divided by the home health Medicare episodes completed during the period.

Operating Results
Overall, our operating income decreased $12 million on a $1 million decrease in net service revenue. Our year over year results were impacted by the April 1, 2022 acquisitions of Evolution and AssistedCare (which contributed net service revenue of $12 million and an operating loss of $1 million to the quarter), a $5 million benefit recognized in prior year net service revenue associated with the suspension of sequestration and a $1 million reduction in current year net service revenue related to our Infinity ZPIC audits. Excluding these items, our operating income decreased $5 million on a $7 million decrease in net service revenue primarily due to a decrease in our episodic revenue as a percentage of total net service revenue, planned wage increases, wage inflation and increases in other operating expenses. These items were partially offset by the increase in reimbursement as well as improvements in clinician utilization.
Net Service Revenue
Our net service revenue decreased $1 million. Excluding our April 1, 2022 acquisitions of Evolution and AssistedCare, the sequestration benefit in the prior year and the Infinity ZPIC audits, our net service revenue decreased $7 million. Despite an overall increase in same store total admissions (5%) and volume (1%), we experienced a year over year decline in episodic volumes, which generate higher revenue, resulting in a year over year decline in our net service revenue. Additionally, our volumes have been impacted by staffing shortages driven by the competitive labor market. Partially offsetting these items, our net service revenue was favorably impacted by the 3.2% increase in reimbursement effective January 1, 2022.
The 0.7% increase in our Medicare revenue per episode was driven by the 3.2% increase in reimbursement effective January 1, 2022 which was partially offset by the reinstatement of sequestration at 2.0% and an increase in low utilization payment adjustments ("LUPAs") and lost billing periods ("LBPs").
Cost of Service, Excluding Depreciation and Amortization
Our cost of service consists of costs associated with direct clinician care in the homes of our patients as well as the cost of clinical managers who monitor the overall delivery of care. Overall, our total cost of service increased 3% primarily due to an 8% increase in our total cost per visit partially offset by a 5% decrease in total visits, resulting from improvements in clinician utilization, as evidenced by a decline of 1.1 visits per Medicare completed episode year over year. The 8% increase in our total cost per visit is primarily due to planned wage increases, wage inflation, an increase in salaried employees, visit mix and higher fuel prices and mileage reimbursements. In addition, while we compensate our clinicians on a per visit basis, there is a fixed cost component of our cost structure which also resulted in an increase in our cost per visit due to the significant decline in visits year over year.
Other Operating Expenses
Other operating expenses increased $6 million. Excluding our acquisitions, other operating expenses increased $3 million primarily due to planned wage increases, the addition of resources to support volume growth, higher information technology fees and additional costs related to our centralization and reorganization initiatives which will result in future cost reductions partially offset by lower incentive compensation costs.

Hospice Segment
The following table summarizes our hospice segment results of operations:

	For the Three-Month Periods Ended September 30,
	2022	2021
Financial Information (in millions):
Medicare	$187.8	$187.8
Non-Medicare	10.9	9.7
Net service revenue	198.7	197.5
Cost of service	109.4	107.6
Gross margin	89.3	89.9
Other operating expenses	49.1	49.5
Depreciation and amortization	0.5	0.7
Operating income	$39.7	$39.7
Same Store Growth (1):
Medicare revenue	—%	(1%)
Hospice admissions	(3%)	1%
Average daily census	1%	(5%)
Key Statistical Data - Total (2):
Hospice admissions	12,782	13,292
Average daily census	13,314	13,272
Revenue per day, net	$162.24	$161.74
Cost of service per day	$89.36	$88.06
Average discharge length of stay	92	94
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
Operating Results
Overall, our operating income remained flat on a $1 million increase in net service revenue. The increase in reimbursement effective October 1, 2021, growth in our average daily census and a reduction in our hospice staffing levels were offset by the reinstatement of sequestration at 2% which benefited the prior year by $4 million, planned wage increases and wage inflation. Our results were also impacted by $1 million of centralization and reorganization costs which will result in future cost reductions.
Net Service Revenue
Our net service revenue increased $1 million primarily due to the 2% increase in reimbursement effective October 1, 2021 and growth in our average daily census partially offset by the reinstatement of sequestration at 2%. Our average daily census, which is the main driver of hospice revenue, was impacted by lower admissions as well as a decline in our length of stay over the past year resulting from a delay in the timing of patients coming onto service and an increase in the discharge rate of our patients. We have recently seen an increase in our length of stay, which has helped to drive quarter over quarter increases in our average daily census in each of the last two quarters.
Cost of Service, Excluding Depreciation and Amortization
Our hospice cost of service increased 2% primarily due to a 1% increase in our cost of service per day and an increase in our average daily census. The increase in our cost of service per day is due to planned wage increases, wage inflation, increased costs to hire and retain employees, severance costs associated with centralization and reorganization initiatives and higher fuel prices and mileage reimbursements partially offset by lower COVID-19 costs and reductions in staffing levels.

Other Operating Expenses
Other operating expenses remained flat as planned wage increases, higher information technology fees and lease termination costs associated with centralization and reorganization initiatives were offset by reductions in staffing levels and spend across various cost categories.
Personal Care Segment
The following table summarizes our personal care segment results of operations:

	For the Three-Month Periods Ended September 30,
	2022	2021
Financial Information (in millions):
Medicare	$—	$—
Non-Medicare	16.6	15.9
Net service revenue	16.6	15.9
Cost of service	12.2	11.7
Gross margin	4.4	4.2
Other operating expenses	2.4	2.6
Depreciation and amortization	—	0.1
Operating income	$2.0	$1.5
Key Statistical Data - Total:
Billable hours	474,365	558,227
Clients served	7,771	8,697
Shifts	202,638	240,736
Revenue per hour	$34.98	$28.44
Revenue per shift	$81.89	$65.95
Hours per shift	2.3	2.3

Operating Results
Operating income related to our personal care segment increased $1 million on a $1 million increase in net service revenue. The increases are due to the recognition of temporary supplemental funding during the quarter. Our personal care segment continues to be impacted by staffing shortages driven by the competitive labor market.

High Acuity Care Segment
The following table summarizes our high acuity care segment results of operations:

	For the Three-Month Periods Ended September 30,
	2022	2021
Financial Information (in millions):
Medicare	$1.6	$—
Non-Medicare	3.9	1.5
Net service revenue	5.5	1.5
Cost of service	5.3	0.9
Gross margin	0.2	0.6
Other operating expenses	8.8	3.9
Depreciation and amortization	0.8	0.5
Investment impairment	3.0	—
Operating loss	$(12.4)	$(3.8)
Key Statistical Data - Total:
Full risk admissions	130	46
Limited risk admissions	300	188
Total admissions	430	234

Full risk revenue per episode	$11,615	$9,191
Limited risk revenue per episode	$5,580	$5,524

Number of admitting joint ventures	8	8
Operating Results
Our high acuity care segment results include a full quarter of operations in the current year compared to two months of operations in the prior year. Our year over year results reflect revenue growth, an increase in other operating expense driven by additional investments in the business and an impairment charge recorded in connection with the wind down of the operations of one of our joint ventures. Although we expect our high acuity care segment to continue to generate operating losses, we also expect improvement in our operating income as we leverage our operating structure through growth in current and future joint ventures and expansion into new lines of business such as palliative care at home.
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

Other Operating Expenses
Other operating expenses primarily consist of salaries and benefits. We have made significant investments to build the clinical, operational and technological infrastructure necessary to support the development and future growth of home recovery care programs on a national scale. We have also invested in resources to support future palliative care at home programs. We have employees at both the local market level and at our corporate offices.
Corporate
The following table summarizes our corporate results of operations:

	For the Three-Month Periods Ended September 30,
	2022	2021
Financial Information (in millions):
Other operating expenses	$39.8	$40.5
Depreciation and amortization	3.3	5.1
Total operating expenses	$43.1	$45.6
Corporate expenses consist of costs related to our executive management and corporate and administrative support functions, primarily information services, accounting, finance, billing and collections, legal, compliance, risk management, procurement, marketing, clinical administration, training, human resources and administration.
Corporate other operating expenses decreased approximately $1 million during the three-month period ended September 30, 2022 primarily due to higher gains on the sale of fleet vehicles and lower incentive compensation costs partially offset by planned wage increases, higher professional fees and lease termination costs associated with our centralization and reorganization initiatives.

Nine-Month Period Ended September 30, 2022 Compared to the Nine-Month Period Ended September 30, 2021
Consolidated
The following table summarizes our consolidated results of operations (amounts in millions):

	For the Nine-Month Periods Ended September 30,
	2022	2021
Net service revenue	$1,661.1	$1,654.8
Other operating income	—	13.3
Cost of service, excluding depreciation and amortization	943.3	916.2
Gross margin, excluding depreciation and amortization	717.8	751.9
% of revenue	43.2%	45.4%
Other operating expenses	560.6	526.4
% of revenue	33.7%	31.8%
Depreciation and amortization	19.7	21.8
Investment impairment	3.0	—
Operating income	134.5	203.7
Total other (expense) income	(15.6)	29.6
Income tax expense	(32.8)	(57.2)
Effective income tax rate	27.5%	24.5%
Net income	86.2	176.1
Net loss (income) attributable to noncontrolling interests	0.7	(1.1)
Net income attributable to Amedisys, Inc.	$86.9	$175.0

On a consolidated basis, our operating income decreased $69 million on a $6 million increase in net service revenue. The year over year decrease in operating income is primarily due to the acquisitions of Contessa on August 1, 2021 and Evolution and AssistedCare on April 1, 2022 (which combined contributed $38 million in net service revenue and an operating loss of $33 million in the current year and $2 million in net service revenue and an operating loss of $4 million in the prior year), a $9 million reduction to net service revenue related to our Infinity ZPIC audits, a $7 million favorable adjustment recorded in the prior year related to our U.S. Department of Justice ("DOJ") matters (see Note 6 – Commitments and Contingencies to our condensed consolidated financial statements for additional information regarding both the ZPIC and DOJ matters) and a greater benefit recognized in the prior year totaling $14 million associated with the suspension of sequestration.
Excluding our acquisitions, the Infinity ZPIC audits, the DOJ matters and the incremental sequestration benefit recognized in the prior year, our operating income decreased $10 million while net service revenue remained flat. The decrease in operating income is primarily due to a decrease in our episodic home health revenue as a percentage of total net service revenue, a decline in our hospice average daily census, which is the main driver of hospice revenue, a decrease in our other operating income due to the expiration of the CARES Act PRF funds, an increase in our cost of service resulting from planned wage increases and wage inflation and an increase in our other operating expenses. Additionally, our volumes have been and continue to be impacted by staffing shortages resulting from the competitive labor market. Partially offsetting these items, our results were positively impacted by rate increases, improvements in clinician utilization and reductions in hospice staffing levels.
As noted above, we received CARES Act PRF funds in 2020 which were used to cover COVID-19 expenses incurred by our home health and hospice segments through June 30, 2021. We recorded income related to these funds totaling $13 million in other operating income within our condensed consolidated statements of operations during the nine-month period ended September 30, 2021. This income fully offset the COVID-19 costs incurred during the six-month period June 30, 2021, which totaled $13 million; however, we were not able to recognize any operating income during the three-month period ended September 30, 2021 to offset the $4 million of COVID-19 costs incurred during this period. Additionally, we were not able to recognize any operating income during the nine-month period ended September 30, 2022 to offset the $8 million of COVID-19 costs incurred during this period.
Our operating results reflect a $34 million increase in our other operating expenses compared to prior year. Excluding our acquisitions, our other operating expenses increased $5 million (1%) due to the addition of resources to support growth, planned wage increases, higher travel and training spend, higher acquisition and integration costs, severance and lease termination costs related to centralization and reorganization initiatives and increased information technology fees partially offset by higher gains on the sale of fleet vehicles, a favorable legal settlement and lower incentive compensation costs.
Total other (expense) income includes the following items (amounts in millions):

	For the Nine-Month Periods Ended September 30,
	2022	2021
Interest expense, net	$(16.3)	$(6.7)
Equity in (loss) earnings from equity method investments	(0.4)	3.9
Gain on equity method investments	—	31.1
Miscellaneous, net	1.1	1.3
Total other (expense) income	$(15.6)	$29.6
Interest expense, net increased $10 million year over year as a result of interest accrued in conjunction with the Infinity ZPIC audits discussed above and increased borrowings and higher interest rates under our Second Amended Credit Agreement (see Note 5 – Long-Term Obligations to our condensed consolidated financial statements for additional information regarding our Second Amended Credit Agreement). Gain on equity method investments for the prior year includes a $31 million gain related to our investment in Medalogix (see Note 1 – Nature of Operations, Consolidation and Presentation of Financial Statements to our condensed consolidated financial statements for additional information).

Home Health Segment
The following table summarizes our home health segment results of operations:

	For the Nine-Month Periods Ended September 30,
	2022	2021
Financial Information (in millions):
Medicare	$668.4	$684.4
Non-Medicare	344.4	332.1
Net service revenue	1,012.8	1,016.5
Other operating income	—	7.3
Cost of service	573.3	563.5
Gross margin	439.5	460.3
Other operating expenses	259.3	243.8
Depreciation and amortization	3.3	3.3
Operating income	$176.9	$213.2
Same Store Growth (1):
Medicare revenue	(5%)	10%
Non-Medicare revenue	—%	10%
Total admissions	2%	8%
Total volume (2)	—%	6%
Key Statistical Data - Total (3):
Admissions	280,266	265,933
Recertifications	133,555	136,744
Total volume	413,821	402,677

Medicare completed episodes	228,177	232,838
Average Medicare revenue per completed episode (4)	$3,017	$2,962
Medicare visits per completed episode (5)	13.0	14.0

Visiting clinician cost per visit	$98.63	$91.94
Clinical manager cost per visit	10.87	9.54
Total cost per visit	$109.50	$101.48
Visits	5,235,922	5,553,423
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
(4) Average Medicare revenue per completed episode is the average Medicare revenue earned for each Medicare completed episode of care. Average Medicare revenue per completed episode reflects the suspension of sequestration for the period January 1, 2021 through March 31, 2022 and the reinstatement of sequestration at 1% effective April 1, 2022 and at 2% effective July 1, 2022.
(5) Medicare visits per completed episode are the home health Medicare visits on completed episodes divided by the home health Medicare episodes completed during the period.

Operating Results
Overall, our operating income decreased $36 million on a $4 million decrease in net service revenue. Our year over year results were impacted by the April 1, 2022 acquisitions of Evolution and AssistedCare (which contributed net service revenue of $26 million and an operating loss of $2 million to the nine-month period ended September 30, 2022), a $9 million reduction in net service revenue related to our Infinity ZPIC audits and a greater benefit recognized in the prior year totaling $8 million associated with the suspension of sequestration. Excluding these items, our operating income decreased $17 million on a $13 million decrease in net service revenue primarily due to a decrease in episodic revenue as a percentage of total net service revenue, higher revenue adjustments, the expiration of the CARES Act PRF funds, planned wage increases, wage inflation and an increase in our other operating expenses. These items were partially offset by the increase in reimbursement as well as improvement in our operating performance driven by improvements in clinician utilization.
Net Service Revenue
Our net service revenue decreased $4 million (less than 1%). Excluding our April 1, 2022 acquisitions of Evolution and AssistedCare, the Infinity ZPIC audits and the incremental sequestration benefit recognized in the prior year, our net service revenue decreased $13 million. We have experienced a year over year decline in our episodic volumes, which generate higher revenue than our non-episodic volumes. Additionally, our volumes have been impacted by staffing shortages driven by the competitive labor market. These items, as well as an increase in revenue adjustments, have resulted in a year over year decline in our net service revenue which was partially offset by the 3.2% increase in reimbursement effective January 1, 2022.
Other Operating Income
Other operating income consists of the recognition of funds received from the CARES Act PRF, which were available for use through June 30, 2021. We recorded income related to these funds totaling $7 million in other operating income within our condensed consolidated statement of operations during the nine-month period ended September 30, 2021. This income fully offset the COVID-19 costs incurred during the six-month period ended June 30, 2021, which totaled $7 million; however, we were not able to recognize any operating income during the three-month period ended September 30, 2021 to offset the $2 million of COVID-19 costs incurred during this period. Additionally, we were not able to recognize any operating income during the nine-month period ended September 30, 2022 to offset the $5 million of COVID-19 costs incurred during this period. The COVID-19 costs were associated with the purchase of PPE, premiums paid to contract clinicians, quarantine pay and COVID-19 testing and have been recorded to cost of service within our condensed consolidated statements of operations.
Cost of Service, Excluding Depreciation and Amortization
Overall, our total cost of service increased 2% primarily due to an 8% increase in our total cost per visit partially offset by a 6% decrease in total visits, resulting from improvements in clinician utilization, as evidenced by a decline of 1.0 visits per Medicare completed episode year over year. The 8% increase in our total cost per visit is primarily due to planned wage increases, higher new hire pay, an increase in salaried employees (partially due to our recent acquisitions), wage inflation, increased costs to hire and retain employees, visit mix and higher fuel prices and mileage reimbursements partially offset by a decrease in COVID-19 costs. In addition, while we compensate our clinicians on a per visit basis, there is a fixed cost component of our cost structure which also resulted in an increase in our cost per visit due to the significant decline in visits year over year.
Other Operating Expenses
Other operating expenses increased $16 million. Excluding our acquisitions, other operating expenses increased $9 million primarily due to planned wage increases, the addition of resources to support volume growth, higher travel and training spend, higher information technology fees and severance related to centralization and reorganization initiatives partially offset by lower incentive compensation costs.

Hospice Segment
The following table summarizes our hospice segment results of operations:

	For the Nine-Month Periods Ended September 30,
	2022	2021
Financial Information (in millions):
Medicare	$557.8	$556.2
Non-Medicare	32.4	30.7
Net service revenue	590.2	586.9
Other operating income	—	6.0
Cost of service	323.2	314.4
Gross margin	267.0	278.5
Other operating expenses	152.1	144.4
Depreciation and amortization	1.7	2.0
Operating income	$113.2	$132.1
Same Store Growth (1):
Medicare revenue	—%	—%
Hospice admissions	1%	3%
Average daily census	(1%)	(4%)
Key Statistical Data - Total (2):
Hospice admissions	40,027	39,650
Average daily census	13,163	13,282
Revenue per day, net	$164.24	$161.87
Cost of service per day	$89.94	$86.68
Average discharge length of stay	90	95
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
Operating Results
Overall, our operating income decreased $19 million on a $3 million increase in net service revenue. Excluding a $7 million favorable adjustment recorded in the prior year related to our DOJ matters (see Note 6 – Commitments and Contingencies to our condensed consolidated financial statements for additional information) and a $6 million greater benefit recognized in the prior year associated with the suspension of sequestration, operating income decreased $6 million primarily due to planned wage increases, wage inflation, a decrease in other operating income due to the expiration of the CARES Act PRF funds and an increase in our other operating expenses. These items were partially offset by the increase in reimbursement effective October 1, 2021, lower revenue adjustments and reductions in staffing levels.
Net Service Revenue
Excluding the DOJ matters and incremental sequestration benefit recognized in the prior year, our net service revenue increased $16 million primarily due to the increase in reimbursement effective October 1, 2021 as well as lower revenue adjustments partially offset by a decline in our average daily census, which is the main driver of hospice revenue. Our same store average daily census was down 1% year over year primarily due to a decline in our length of stay resulting from a delay in the timing of patients coming onto service and an increase in the discharge rate of our patients.

Other Operating Income
Other operating income consists of the recognition of funds received from the CARES Act PRF, which were available for use through June 30, 2021. We recorded income related to these funds totaling $6 million in other operating income within our condensed consolidated statement of operations during the nine-month period ended September 30, 2021. This income fully offset the COVID-19 costs incurred during the six-month period ended June 30, 2021, which totaled $6 million; however, we were not able to recognize any operating income during the three-month period ended September 30, 2021 to offset the $1 million of COVID-19 costs incurred during this period. Additionally, we were not able to recognize any operating income during the nine-month period ended September 30, 2022 to offset the $2 million of COVID-19 costs incurred during this period. The COVID-19 costs were associated with the purchase of PPE, quarantine pay and COVID-19 testing and have been recorded to cost of service within our condensed consolidated statements of operations.
Cost of Service, Excluding Depreciation and Amortization
Our hospice cost of service increased 3% primarily due to a 4% increase in our cost of service per day partially offset by a 1% decline in our average daily census. The increase in our cost of service per day is due to planned wage increases, wage inflation, increased costs to hire and retain employees, severance costs associated with centralization and reorganization initiatives and higher fuel prices and mileage reimbursements partially offset by lower COVID-19 costs and reductions in staffing levels.
Other Operating Expenses
Other operating expenses increased $8 million primarily due to planned wage increases, the addition of resources to support volume growth, higher travel and training spend, higher information technology fees and severance and lease termination costs associated with centralization and reorganization initiatives.
Personal Care Segment
The following table summarizes our personal care segment results of operations:

	For the Nine-Month Periods Ended September 30,
	2022	2021
Financial Information (in millions):
Medicare	$—	$—
Non-Medicare	45.5	49.9
Net service revenue	45.5	49.9
Other operating income	—	—
Cost of service	34.5	37.4
Gross margin	11.0	12.5
Other operating expenses	6.8	8.8
Depreciation and amortization	0.1	0.2
Operating income	$4.1	$3.5
Key Statistical Data - Total:
Billable hours	1,397,919	1,774,965
Clients served	9,530	11,597
Shifts	598,376	759,242
Revenue per hour	$32.53	$28.11
Revenue per shift	$76.00	$65.71
Hours per shift	2.3	2.3

Operating Results
Operating income related to our personal care segment increased $1 million on a $4 million decrease in net service revenue. The decrease in net service revenue is due to the impact of COVID-19 and staffing shortages partially offset by rate increases. These impacts have been mitigated by a reduction in our cost of service as most of our personal care employees are paid on an hourly basis as well as a reduction in our other operating expenses.

High Acuity Care Segment
The following table summarizes our high acuity care segment results of operations:

	For the Nine-Month Periods Ended September 30,
	2022	2021
Financial Information (in millions):
Medicare	$3.3	$—
Non-Medicare	9.3	1.5
Net service revenue	12.6	1.5
Other operating income	—	—
Cost of service	12.3	0.9
Gross margin	0.3	0.6
Other operating expenses	24.7	3.9
Depreciation and amortization	2.4	0.5
Investment impairment	3.0	—
Operating loss	$(29.8)	$(3.8)
Key Statistical Data - Total:
Full risk admissions	339	46
Limited risk admissions	768	188
Total admissions	1,107	234

Full risk revenue per episode	$11,018	$9,191
Limited risk revenue per episode	$5,556	$5,524

Number of admitting joint ventures	8	8
Operating Results
Our high acuity care segment results include a full year of operations in the current year compared to two months of operations in the prior year. Our year over year results reflect revenue growth, an increase in other operating expense driven by additional investments in the business and an impairment charge recorded in connection with the wind down of the operations of one of our joint ventures. Although we expect our high acuity care segment to continue to generate operating losses, we also expect improvement in our operating income as we leverage our operating structure through growth in current and future joint ventures and expansion into new lines of business such as palliative care at home.
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
Additionally, on March 23, 2022, our high acuity care segment entered into a transaction in which one of our health system partners contributed its home health operations to one of our existing joint ventures. As a result, our high acuity care segment includes revenue totaling approximately $4 million related to this joint venture's home health operations.
Cost of Service, Excluding Depreciation and Amortization
Our cost of service consists primarily of medical costs associated with direct clinician care provided to our patients during the applicable episode period, whether such care was provided on the day of program admission, in the patients’ homes or via telehealth, as well as costs associated with our VCU, which enables us to provide monitoring services and facilitates virtual patient rounding visits via telehealth. We continue to invest in the infrastructure of our VCU in anticipation of future growth.

Other Operating Expenses
Other operating expenses primarily consist of salaries and benefits. We have made significant investments to build the clinical, operational and technological infrastructure necessary to support the development and future growth of home recovery care programs on a national scale. We have also invested in resources to support future palliative care at home programs. We have employees at both the local market level and at our corporate offices.
Corporate
The following table summarizes our corporate results of operations:

	For the Nine-Month Periods Ended September 30,
	2022	2021
Financial Information (in millions):
Other operating expenses	$117.7	$125.5
Depreciation and amortization	12.2	15.8
Total operating expenses	$129.9	$141.3
Corporate other operating expenses decreased approximately $8 million during the nine-month period ended September 30, 2022. Excluding our acquisitions, other operating expenses decreased $9 million primarily due to higher gains on the sale of fleet vehicles, lower incentive compensation costs, a favorable legal settlement and lower spend in various cost categories partially offset by planned wage increases, lease termination costs associated with our centralization and reorganization initiatives and higher acquisition and integration costs.

Liquidity and Capital Resources
Cash Flows
The following table summarizes our cash flows for the periods indicated (amounts in millions):

	For the Nine-Month Periods Ended September 30,
	2022	2021
Cash provided by operating activities	$92.4	$183.7
Cash used in investing activities	(92.6)	(269.9)
Cash (used in) provided by financing activities	(14.1)	131.1
Net (decrease) increase in cash, cash equivalents and restricted cash	(14.3)	44.9
Cash, cash equivalents and restricted cash at beginning of period	45.8	83.3
Cash, cash equivalents and restricted cash at end of period	$31.5	$128.2

Cash provided by operating activities decreased $91.3 million during the nine-month period ended September 30, 2022 compared to the nine-month period ended September 30, 2021 primarily due to the payment of a full year of operating expenses for our high acuity care segment compared to only two months in the prior year, the repayment of $34.3 million in connection with our Infinity ZPIC audits (see Note 6 – Commitments and Contingencies to our condensed consolidated financial statements for additional information), lower collections due to the reinstatement of sequestration and higher cash outflows resulting from increases in our cost of service, other operating expenses and interest on borrowings.
Our cash used in investing activities primarily consists of the purchase of property and equipment, investments and acquisitions. Cash used in investing activities decreased $177.3 million during the nine-month period ended September 30, 2022 compared to the nine-month period ended September 30, 2021 as a result of a reduction in acquisition spend.
Our financing activities primarily consist of borrowings under our term loan and/or revolving credit facility, repayments of borrowings, the remittance of taxes associated with shares withheld on non-cash compensation, proceeds related to the exercise of stock options, proceeds related to the purchase of stock under our employee stock purchase plan and our purchase of company stock under our stock repurchase program. Cash used in financing activities totaled $14.1 million during the nine-month period ended September 30, 2022 primarily due to the remittance of taxes associated with shares withheld on non-cash compensation, the repurchase of company stock and the payment of accrued contingent consideration partially offset by net borrowings under our Second Amended Credit Agreement. Cash provided by financing activities totaled $131.1 million during the nine-month period ended September 30, 2021 primarily due to net borrowings under our Second Amended Credit Agreement to fund acquisitions partially offset by the repurchase of company stock and the remittance of taxes associated with shares withheld on non-cash compensation.
Liquidity
Typically, our principal source of liquidity is the collection of our patient accounts receivable, primarily through the Medicare program. In addition to our collection of patient accounts receivable, from time to time, we can and do obtain additional sources of liquidity by the incurrence of additional indebtedness.
During the nine-month period ended September 30, 2022, we spent $4.3 million in capital expenditures as compared to $5.2 million during the nine-month period ended September 30, 2021. Our capital expenditures for 2022 are expected to be approximately $6.0 million to $7.0 million, excluding the impact of any future acquisitions.
Additionally, during the nine-month period ended September 30, 2022, pursuant to our authorized stock repurchase program, we repurchased 150,000 shares of our common stock at a weighted average price of $115.64 per share and a total cost of approximately $17 million. The repurchased shares are classified as treasury shares.
As of September 30, 2022, we had $18.0 million in cash and cash equivalents and $503.7 million in availability under our $550.0 million Revolving Credit Facility. We used cash on hand and proceeds from borrowings under our Revolving Credit Facility to fund the acquisitions of Evolution and AssistedCare on April 1, 2022 (see Note 4 – Acquisitions to our condensed consolidated financial statements for additional information).

Based on our operating forecasts and our expected debt service requirements, we believe we will have sufficient liquidity to fund our operations, capital requirements and debt service requirements for the next twelve months and beyond.
Outstanding Patient Accounts Receivable
Our patient accounts receivable increased $27.5 million from December 31, 2021. Our Medicare patient accounts receivable increased $9.7 million primarily due to the ongoing resolution of Medicare penalties on late submitted Notice of Admissions (“NOAs”) due to patient changes of coverage and delays in billing resulting from required pre-billing determination by the CMS Medicare Administrative Contractors (“MACs”) for the five Review Choice Demonstration states before a claim can be submitted for reimbursement. Earlier in 2022, CMS issued revised guidance to the MACs to allow an exception to the late NOA penalty when a patient’s change of coverage was identified retrospectively after admission. The reconsideration of late NOAs with these exceptions is ongoing. Our non-Medicare patient accounts receivable increased $17.8 million as a result of the transition of private episodic payor reimbursement models to per visit reimbursement methods with the introduction of third-party utilization management conveners. Our cash collection as a percentage of revenue was 104% for the nine-month periods ended September 30, 2022 and 2021. Our days revenue outstanding at September 30, 2022 was 47.3 days, which is an increase of 4.1 days from December 31, 2021 and an increase of 3.8 days from September 30, 2021.
Our patient accounts receivable includes unbilled receivables and are aged based upon our initial service date. We monitor unbilled receivables on a care center by care center basis to ensure that all efforts are made to bill claims within timely filing deadlines. Our unbilled patient accounts receivable may be impacted by pre-bill patient account submissions required by the MACs in the five Review Choice Demonstration states in order to obtain billing affirmation, voluntary pre-bill edits and reviews, efforts to secure needed documentation to bill (orders, consents, etc.), integrations of recent acquisitions and changes of ownership and any regulatory and procedural updates impacting claim submission. The timely filing deadline for Medicare is one year from the date of the last billable service in the 30-day billing period and varies by state for Medicaid-reimbursable services and among insurance companies and other private payors.
The following schedules detail our patient accounts receivable, by payor class, aged based upon initial date of service (amounts in millions, except days revenue outstanding):

	0-90	91-180	181-365	Over 365	Total
At September 30, 2022:
Medicare patient accounts receivable	$176.4	$14.5	$5.4	$0.1	$196.4
Other patient accounts receivable:
Medicaid	16.1	1.3	0.5	—	17.9
Private	74.0	9.7	4.5	—	88.2
Total	$90.1	$11.0	$5.0	$—	$106.1
Total patient accounts receivable					$302.5
Days revenue outstanding (1)					47.3
	0-90	91-180	181-365	Over 365	Total
At December 31, 2021:
Medicare patient accounts receivable	$176.7	$7.5	$1.1	$1.4	$186.7
Other patient accounts receivable:
Medicaid	16.0	1.5	0.7	—	18.2
Private	59.7	8.7	1.7	—	70.1
Total	$75.7	$10.2	$2.4	$—	$88.3
Total patient accounts receivable					$275.0
Days revenue outstanding (1)					43.2

(1)Our calculation of days revenue outstanding is derived by dividing our ending patient accounts receivable at September 30, 2022 and December 31, 2021 by our average daily net service revenue for the three-month periods ended September 30, 2022 and December 31, 2021, respectively.

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
Our weighted average interest rate for borrowings under our $550.0 million Revolving Credit Facility was 4.2% and 3.2% for the three and nine-month periods ended September 30, 2022, respectively, and 2.9% and 1.9% for the three and nine-month periods ended September 30, 2021, respectively. Our weighted average interest rate for borrowings under our Amended Term Loan Facility was 3.8% and 2.6% for the three and nine-month periods ended September 30, 2022, respectively, and 1.6% and 1.5% for the three and nine-month periods ended September 30, 2021, respectively.
As of September 30, 2022, our consolidated leverage ratio was 1.8, our consolidated interest coverage ratio was 13.3 and we are in compliance with our covenants under the Second Amended Credit Agreement.
As of September 30, 2022, our availability under our $550.0 million Revolving Credit Facility was $503.7 million as we have $18.5 million outstanding in borrowings and $27.8 million outstanding in letters of credit.
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
Pursuant to this program, we repurchased 150,000 shares of our common stock at a weighted average price of $115.64 per share and a total cost of approximately $17 million during the nine-month period ended September 30, 2022. There were no shares repurchased during the three-month period ended September 30, 2022. The repurchased shares are classified as treasury shares.
Inflation
Our operations have been materially impacted by the current inflationary environment as we have experienced higher labor costs and increases in supply costs, fuel costs and mileage reimbursements. We expect inflation to continue to impact our operations in 2023. As of September 30, 2022, the impacts of inflation on our results of operations have been partially mitigated by rate increases, improvements in clinician utilization and reductions in hospice staffing levels. No assurance can be given as to our ability to continue to offset the impacts of inflation in the future.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from fluctuations in interest rates. Our Term Loan and Revolving Credit Facility carry a floating interest rate which is tied to the Eurodollar rate (i.e. LIBOR) and the Prime Rate, and therefore, our condensed consolidated statements of operations and our condensed consolidated statements of cash flows are exposed to changes in interest rates. Our Second Amended Credit Agreement provides for the replacement of LIBOR with the daily or term secured overnight financing rate ("SOFR") in the event LIBOR is discontinued. As of September 30, 2022, the total amount of outstanding debt subject to interest rate fluctuations was $457.2 million. A 1.0% interest rate change would cause interest expense to change by approximately $4.6 million annually, assuming the Company makes no principal repayments.
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
In connection with the preparation of this Quarterly Report on Form 10-Q, as of September 30, 2022, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.
Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2022, the end of the period covered by this Quarterly Report.
Changes in Internal Controls
There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have occurred during the quarter ended September 30, 2022, that have materially impacted, or are reasonably likely to materially impact, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls
Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and, based on an evaluation of our controls and procedures, our principal executive officer and our principal financial officer concluded our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2022, the end of the period covered by this Quarterly Report.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides the information with respect to purchases made by us of shares of our common stock during each of the months during the three-month period ended September 30, 2022:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
July 1, 2022 to July 31, 2022	24,743		$128.18	—	$82,648,900
August 1, 2022 to August 31, 2022	126		120.97	—	82,648,900
September 1, 2022 to September 30, 2022	—		—	—	82,648,900
	24,869	(1)	$128.14	—	$82,648,900

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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

3.1	Composite of Certificate of Incorporation of the Company inclusive of all amendments through June 14, 2007	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	0-24260	3.1

3.2	Composite of By-Laws of the Company inclusive of all amendments through October 20, 2021	The Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021	0-24260	3.2

†*10.1	Mutual Separation Agreement and General Release, by and between Amedisys, Inc. and David L. Kemmerly (including the Consulting Services Agreement attached as Exhibit A thereto)

†31.1	Certification of Christopher T. Gerard, President and Chief Executive Officer (principal executive officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2	Certification of Scott G. Ginn, Executive Vice President and Chief Financial Officer (principal financial officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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
Date: October 27, 2022