Form 10-K
period 2022-12-31
AMEDISYS INC
filed 2023-02-16
CIK 896262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. □
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). □
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the last sale price as quoted by the NASDAQ Global Select Market on June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was $3.0 billion. For purposes of this determination, shares beneficially owned by executive officers, directors and ten percent stockholders have been excluded, which does not constitute a determination that such persons are affiliates.
As of February 10, 2023, the registrant had 32,550,602 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”) to be filed pursuant to the Securities Exchange Act of 1934 with the Securities and Exchange Commission within 120 days of December 31, 2022 are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

SPECIAL CAUTION CONCERNING FORWARD-LOOKING STATEMENTS
When included in this Annual Report on Form 10-K, or in other documents that we file with the Securities and Exchange Commission (“SEC”) or in statements made by or on behalf of the Company, words like “believes,” “belief,” “expects,” “strategy,” “plans,” “anticipates,” “intends,” “projects,” “estimates,” “may,” “might,” “could,” “would,” “should” and similar expressions are intended to identify forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a variety of risks and uncertainties that could cause actual results to differ materially from those described therein. These risks and uncertainties include, but are not limited to the following: changes in Medicare and other medical payment levels; changes in payments and covered services by federal and state governments; future cost containment initiatives undertaken by third-party payors; changes in the episodic versus non-episodic mix of our payors or payment methodologies; changes in the case mix of our patients; staffing shortages driven by the competitive labor market; our ability to attract and retain qualified personnel; competition in the healthcare industry; our ability to maintain or establish new patient referral sources; changes in or our failure to comply with existing federal and state laws or regulations or the inability to comply with new government regulations on a timely basis; the impact of the novel coronavirus pandemic ("COVID-19"), including the measures that have been and may be taken by governmental authorities to mitigate it, on our business, financial condition and results of operations; changes in estimates and judgments associated with critical accounting policies; our ability to consistently provide high-quality care; our ability to keep our patients and employees safe; our access to financing; our ability to meet debt service requirements and comply with covenants in debt agreements; business disruptions due to natural or man-made disasters, climate change or acts of terrorism, widespread protests or civil unrest; our ability to open care centers, acquire additional care centers and integrate and operate these care centers effectively; our ability to realize the anticipated benefits of acquisitions, investments and joint ventures; our ability to integrate, manage and keep our information systems secure; the impact of inflation; and changes in laws or developments with respect to any litigation relating to the Company, including various other matters, many of which are beyond our control, and such other factors as discussed throughout Part I, Item 1A. "Risk Factors" of this Annual Report on Form 10-K.
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
Unless otherwise provided, “Amedisys,” “we,” “us,” “our,” and “the Company” refer to Amedisys, Inc. and our consolidated subsidiaries, and when we refer to 2022, 2021 and 2020, we mean the twelve month period then ended December 31, unless otherwise provided.
A copy of this Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC, including all exhibits, is available on our internet website at http://www.amedisys.com on the “Investors” page under the “SEC Filings” link.

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
We are among the largest providers of home health and hospice care in the United States, with approximately 20,000 employees in 532 care centers in 37 states within the United States and the District of Columbia. Our employees deliver the highest quality care performing more than 11.2 million visits for more than 465,000 patients annually. Over 3,000 hospitals and 102,000 physicians nationwide have chosen us as a partner in post-acute care.
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
Our Home Health Segment:
Our home health segment provides compassionate healthcare to help our patients recover from surgery or illness, live with chronic diseases and prevent avoidable hospital readmissions. Our home health footprint includes 347 care centers located in 34 states within the United States and the District of Columbia. Within these care centers, we deploy our care teams which include skilled nurses who are trained, licensed and certified to administer medications, care for wounds, monitor vital signs and provide a wide range of other nursing services; rehabilitation therapists specialized in physical, speech and occupational therapy; and social workers and aides who assist our patients with completing important personal tasks.
We take an empowering approach to helping our patients and their families understand their medical conditions, how to manage them and how to maximize the quality of their lives while living with a chronic disease or other health condition. Our clinicians are trained to understand the whole patient – not just their medical diagnosis.
Our commitment to clinical distinction is most evident in our clinical quality measures such as the Quality of Patient Care and Patient Satisfaction star ratings. In the Centers for Medicare and Medicaid Services (“CMS”) reports for the April 2023 preview, the Quality of Patient Care star average across all Amedisys providers was 4.49 with 99% of our care centers at 4+ stars and 46 care centers rated at 5 stars. Our Patient Satisfaction star average for the January 2023 release was 3.57, outperforming the industry average by 1% (April 2023 preview data is not available for this metric). Our goal is to have all care centers achieve a 4.0 Quality of Patient Care star rating, and we have implemented targeted action plans to continue to improve the quality of care we deliver for our patients and further our culture of quality.

Our Hospice Segment:
Hospice care is designed to provide comfort and support for those who are dealing with a terminal illness. It is a benevolent form of care that promotes dignity and affirms quality of life for the patient, family members and other loved ones. Individuals with a terminal illness such as cancer, heart disease, pulmonary disease or Alzheimer’s may be eligible for hospice care if they have a life expectancy of six months or less. Our hospice care teams include nurse practitioners and other skilled nurses, social workers, aides, bereavement counselors and chaplains.
Our focus is on building and retaining an exceptional team, delivering the highest quality care and service to our patients and their families and establishing Amedisys as the preferred and preeminent hospice provider in each community we serve. In order to realize these goals, we invest in tailored training and development for our employees which has led to our team’s consistent achievement at or above the national average in family satisfaction results and quality scores, as well as the trust of the healthcare community.
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
Our Personal Care Segment:
Personal care provides assistance with the essential activities of daily living. Amedisys acquired its first personal care company in 2016 and continued to expand the personal care segment with four additional acquisitions. We currently operate 11 personal-care care centers in Massachusetts and one personal-care care center in each Florida and Tennessee.
On February 10, 2023, we signed a definitive agreement to sell our personal care business (excluding the Florida operations). The divestment is expected to close during the second quarter of 2023. See Item 8, Note 6 - Assets Held For Sale for additional information.
Our High Acuity Care Segment:
The acquisition of Contessa Health ("Contessa") on August 1, 2021 established our high acuity care segment. Our high acuity care segment has the capability to deliver the essential elements of inpatient hospital, SNF care and palliative care to patients in their homes. In connection with the acquisition of Contessa, we obtained interests in a professional corporation that employs clinicians and several joint ventures with health system partners. Additionally, the acquisition provided the Company with an advanced claims analytic platform, network management and additional capabilities to enter into risk-based arrangements with managed care organizations.
Our joint venture partners in the high acuity care segment represent national and large regional healthcare systems, each of which view the ability to provide inpatient level care in patients’ homes as critical to relieving capacity constraints within their facilities, providing care in a more cost-effective setting and keeping patients engaged with their health system brand by providing a superior patient experience. The patients who utilize our home-based recovery services typically have one or more chronic conditions that have historically required frequent emergency department visits and inpatient hospital stays. Our patient satisfaction scores for these home-based programs have consistently exceeded 85%, and we have successfully reduced hospital and skilled nursing readmission rates compared to historical baselines for these episodes of care.
We provide management services to the joint ventures which include the development and implementation of clinical protocols to ensure the safe and efficient delivery of services in the home and high quality outcomes; an internally-developed technology platform that provides medical documentation, analytics and claims processing capabilities; provider network development services to ensure that all care resources are available to meet patient needs; and expertise in developing and negotiating contracts with third party health insurance payors to provide reimbursement for services in risk-based arrangements. Our expertise and capabilities in these areas deliver value to both the health system and the health insurance payor and give us the opportunity for future expansion within the healthcare continuum for chronically ill patients, including palliative care services, especially as the U.S. population ages and consumer preferences continue to shift to home-based care. Our joint venture partnership model with leading healthcare systems and our relationships with health plan insurers facilitate our ability to take and manage additional risk for this patient population in value-based arrangements.

Network Partnerships:
We have a Care Coordination Agreement with BrightStar Care to add its agencies to the Amedisys personal care network, which helps facilitate the coordination of care between our home health and hospice care centers and a network of personal care partners. We believe this agreement will further our efforts to provide patients with a true care continuum in the home. This relationship will also help us as we continue to have innovative payment conversations with Medicare Advantage plans who recognize the value that combined home health, hospice, personal care and high acuity care services bring to their members and care delivery infrastructure.
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
Innovations:
In the coming year, our core business innovations will consist of workforce optimization with a focus on new ways to engage, recruit and retain our clinical staff, clinical optimization and reorganization initiatives and continuing to differentiate our service offerings as we build out our aging-in-place capabilities. The acquisition of Contessa in 2021 will also be a platform for continued innovations as we expand Contessa’s lines of business, including palliative care at home.
Acquisitions:
On April 1, 2022, we acquired 15 home health care centers from Evolution Health, LLC, a division of Envision Healthcare, doing business as Guardian Healthcare, Gem City, and Care Connection of Cincinnati ("Evolution") and two home health locations from AssistedCare Home Health, Inc. and RH Homecare Services, LLC, doing business as AssistedCare Home Health and AssistedCare of the Carolinas ("AssistedCare").
Financial Information:
Financial information for our home health, hospice, personal care and high acuity care segments can be found in our consolidated financial statements included in this Annual Report on Form 10-K.
Human Capital
Our employees are critical to our vision to be the leading aging-in-place company. Taking care of our people is our top priority. Our success is directly correlated with our ability to continue to attract, develop and retain the most qualified and passionate employees. Our work is not just a job but a calling. Our workforce strategy emanates from our core values of SPIRIT - Service, Passion, Integrity, Respect, Innovation and Talent. We know that by taking great care of our people, they can continue to provide industry leading patient care.
As of February 10, 2023, we employed approximately 20,000 people throughout the United States. We also utilize contract employees in the normal course of our business.
Diversity and Inclusion:
We endeavor to create a culture of caregiving where our employees feel as cared for every day as our patients. Success means all team members feel a sense of belonging, support and empowerment to be their best selves personally and professionally. We have committed to giving our employees a voice and have instituted numerous formal listening programs including quarterly pulse surveys, focus groups and town halls to routinely gather feedback from our employees and address any concerns. Our commitment to diversity and inclusion is also broadly reflected across our policies and people practices. Under the leadership of our employee-led Diversity and Inclusion Council, over 1,100 leaders participated in diversity and inclusion training designed to support a positive and inclusive work environment during 2022. Additionally, we have four Employee Resource Groups ("ERGs") which foster connection and community within our workforce: (1) Global Black Community, (2) LGBTQIA+, (3) disAbilities and (4) Military/Veterans. We are also committed to having a diverse Board of Directors. Women currently comprise over half of the directors on our Board.

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
The impact of the novel coronavirus pandemic ("COVID-19") and demand for clinicians has generated continuing pressure on the labor markets. Clinicians have become harder to recruit and more costly to employ. Attracting the best people in healthcare and supporting our people with an unrivaled experience are key initiatives for the Company to ensure adequate clinical capacity for our patients.
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
Services under the Medicare home health benefit are bundled into 60-day episodes of care. An episode starts the first day a billable visit is performed and ends 60 days later or upon discharge, if earlier. If a patient is still in treatment on the 60th day, a recertification assessment is undertaken to determine whether the patient needs additional care. If the patient’s physician determines that further care is necessary, another episode begins on the 61st day (regardless of whether a billable visit is rendered on that day) and ends 60 days later.
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

Period	Base 30-Day Payment
January 1, 2020 through December 31, 2020 (only applies to episodes beginning on January 1, 2020 and thereafter)	$1,864
January 1, 2021 through December 31, 2021	$1,901
January 1, 2022 through December 31, 2022	$2,032
January 1, 2023 through December 31, 2023	$2,011
On October 31, 2022, CMS issued the Home Health Final Rule for Medicare home health providers for calendar year 2023. CMS estimates that the final rule will result in a 0.7% increase in payments to home health providers. This increase is the result of a 4.0% payment update (4.1% market basket adjustment less a 0.1% productivity adjustment) and an increase of 0.2% for the update to the fixed-dollar loss ratio used in determining outlier payments offset by a permanent adjustment of -3.5% based on the difference between assumed and actual behavioral changes resulting from the implementation of PDGM. The -3.5% permanent adjustment is derived from a -3.925% behavioral assumption adjustment. In the Calendar Year 2023 Preliminary Rule, CMS proposed a behavioral assumption adjustment of -7.69%. CMS revised the adjustment to -7.85% in the final rule and also reduced it by half (to -3.925%) in order to mitigate such a significant reduction to reimbursement in a single year. The remaining -3.925% behavioral assumption adjustment will be considered in future rulemaking. The final rule also finalizes a permanent 5% cap on negative wage index changes for home health agencies. Based on our analysis of the final rule, we expect our impact to be flat, which is less than the estimated 0.7% rate increase.
In addition to the permanent adjustments, CMS is also considering a temporary adjustment of approximately $2 billion to offset overpayments in calendar years 2020 and 2021. CMS has elected not to apply the temporary adjustment to calendar year 2023; however, CMS is still considering how to best apply the adjustment in future rulemaking.
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
Home Health Non-Medicare
Payments from non-Medicare payors are either a percentage of Medicare rates, per-visit rates or case rates depending upon the terms and conditions established with such payors. Reimbursements from our non-Medicare payors that are based on Medicare rates are paid in a similar manner and subject to the same adjustments as discussed above for Medicare; however, these rates can vary based upon negotiated terms which generally range from 95% to 100% of Medicare rates. Approximately 30% of our managed care contract volume affords us the opportunity to receive additional payments if we achieve certain quality or process metrics as defined in each contract (e.g. star ratings and acute-care hospitalization rates).

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
High Acuity Care
High acuity care payments are derived from health insurance plans, health system partners and Medicare and non-Medicare home health payors. Contracts with health insurance plans provide for fixed payment rates for a 30-day or 60-day episode of care indexed to assigned patient diagnoses in return for our obligation to assume risk for the coordination and payment of required medical services necessary to treat the medical condition for which the patient was diagnosed in a home-based setting. Contracts with health system partners provide for payments on a per diem basis at the contracted rate for each day during the remainder of an inpatient acuity stay serviced at the patient's home. Payments for home health services are similar to those described above.

The contracted payment rates with health insurance plans and health system partners are developed by our medical economics team using historical claims and inpatient admission data provided by the respective health insurance plan or health system partner. The data includes medical costs incurred outside of a patient’s historical inpatient stay that may be expected to continue under our program and an estimate of the cost of the medical services under our program which will replace the patient’s inpatient hospital stay. We mitigate the risk of excessive program medical costs by ensuring that we enroll eligible members into the plan, by effectuating clinically effective plans of care and by ensuring that all covered services are related to the condition for which the patient was admitted to the program. Additionally, we have purchased episodic stop-loss insurance for certain payor contracts.
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
•Clinical Operations – We provide education on coverage criteria and conditions of participation and utilize outside expert regulatory services if necessary. Regulatory requirements allow patients to be eligible for home health care benefits if through a face-to-face visit with a physician or a qualified non-physician practitioner, they are considered homebound and it is determined that skilled nursing, physical therapy or speech therapy services are required. These clinical services may include: educating the patient about their disease, assessment and observation of disease status, delivery of clinical skills such as wound care, administration of injections or intravenous medications, management and evaluation of a patient’s plan of care, physical therapy services to assist patients with functional limitations and speech therapy services for speech or swallowing disorders. Patients eligible for hospice care are terminally ill (with a life expectancy of six months or less if the illness runs its normal course). Our hospice program provides care and support to our terminally ill patients with a 6-month prognosis and their families through services including medical care, counseling, spiritual care, pre-bereavement and bereavement support, medication management and needed equipment and supplies for the terminal illness and all related conditions. Our high acuity care clinical protocols include utilization of the Milliman Clinical Guidelines ("MCG") criteria to ensure that patients are eligible for inpatient level care, in-person evaluations by hospital-based physicians to determine the patient's clinical eligibility for home-based inpatient care, social and behavioral assessments to determine safety of the patient's home setting and an informed consent requirement to ensure that the patient and caregivers are comfortable with the delivery of inpatient level care in the home.
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
•Patient Recertification – In order to be recertified for an additional home health episode of care, a patient must continue to meet qualifying criteria and have a continuing medical need that requires the skills of a nurse or therapist. Changes in the patient’s condition may require changes to the patient’s medical regimen or modified care protocols within the episode of care. The patient’s progress towards established goals is evaluated prior to recertification. As with the initial episode of care, a recertification requires orders from the patient’s physician. Before any employee recommends recertification to a physician, we conduct a care center level, multidisciplinary care team conference. Specific tools are used to ensure that the patient continues to meet coverage criteria prior to recertifying. Hospice recertification for additional benefit periods of care requires continued demonstration of a terminal prognosis as determined by the hospice physician in collaboration with the attending physician and the interdisciplinary care team.

•Compliance – We develop, implement and maintain ethics and compliance programs as a component of the centralized corporate services provided to our home health, hospice, personal care and high acuity-care service lines. Our ethics and compliance program includes a Code of Conduct for our employees, officers, directors, contractors and affiliates and a disclosure program for reporting regulatory or ethical concerns to our compliance team through a confidential hotline, which is augmented by exit surveys of departing employees. We promote a culture of compliance within our company through educational presentations, regular newsletters and persistent messaging from our senior leadership to our employees stressing the importance of strict compliance with legal requirements and company policies and procedures. Additionally, we have mandatory compliance training and testing for all new employees upon hire and annually for all staff thereafter. We also maintain a robust compliance audit program focusing on key risk areas.
Our Regulatory Environment
We are highly regulated by federal, state and local authorities. The healthcare industry is subject to numerous laws, regulations and rules including, among others, those related to government healthcare participation requirements, various licensure and accreditations, reimbursement for patient services, health information privacy and security rules and Medicare and Medicaid fraud and abuse prohibitions (including, but not limited to, federal statutes and regulations prohibiting kickbacks and other illegal inducements to potential referral sources, self-referrals by physicians and false claims submitted to federal health care programs). Regulations and policies frequently change, and we monitor changes through our internal government affairs department, as well as multiple trade and governmental publications and associations.
Our home health and hospice subsidiaries are certified by CMS and therefore are subject to the rules and regulations of the Medicare system. Additionally, all of our business lines are subject to federal, state and local laws and regulations dealing with issues such as occupational safety, employment, medical leave, insurance, civil rights, discrimination, building codes, data privacy, data security and recordkeeping. We have set forth below a discussion of the regulations that we believe most significantly affect our businesses.
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
To the extent a CON, POA or other similar approvals are required to expand our operations, our expansion could be adversely affected by the inability to obtain the necessary approvals, changes in the standards applicable to those approvals and possible delays and expenses associated with obtaining those approvals. In some instances, other providers in the market may file opposition to a CON or POA application and this could further delay an approval.
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

We operate 231 home health care centers and 47 hospice care centers in the following CON/POA states as listed below.

State	Home Health	Hospice
Alabama	29	10
Arkansas (POA)	7	—
Florida	—	6
Georgia	56	—
Kentucky	17	—
Maryland	9	3
Mississippi	8	—
New Jersey	2	—
New York	5	—
North Carolina	13	7
South Carolina	26	—
Tennessee	45	15
Washington	2	—
West Virginia	11	6
Washington, DC	1	—
Total Care Centers in CON/POA States	231	47
Medicare Participation: Licensing, Certification and Accreditation
Our care centers must comply with regulations promulgated by the United States Department of Health and Human Services ("HHS") and CMS in order to participate in the Medicare program and receive Medicare payments. Sections 1861(o) and 1891 of the SSA, 42 CFR 484.1 et seq., establish the conditions that a home health agency ("HHA") must meet in order to participate in the Medicare program. Section 1861(dd) of the SSA, 42 CFR 418.1, et seq., establishes the conditions that a hospice provider must meet in order to participate in the Medicare program. Among other things, these regulations, applicable to HHAs and hospices, respectively, known as conditions of participation and/or conditions of payment (“COPs”), relate to the type of facility, its personnel and its standards of medical care, as well as its compliance with federal, state and local laws and regulations. Additional COPs applicable to HHAs focus on the safe delivery of quality care provided to patients and the impact of that care on patient outcomes through the protection and promotion of patients' rights, care planning, delivery and coordination of services and streamlining of regulatory requirements.
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
All providers are subject to compliance with various federal, state and local statutes and regulations in the United States and receive periodic inspection by state licensing agencies to review standards of medical care, equipment and safety. We have dedicated internal resources and utilize external parties when necessary to monitor and ensure compliance with the various applicable federal, state and local laws, rules and regulations, as well as requirements of applicable accrediting organizations.
If we fail to comply with applicable laws and regulations, we could be subjected to liabilities, including criminal penalties, civil penalties (including the loss of our licenses to operate one or more of our businesses) and/or exclusion of a facility from participation in the Medicare, Medicaid and other federal and state health care programs. If any of our facilities were to lose its accreditation or otherwise lose its certification under the Medicare and Medicaid programs, the facility would be unable to receive reimbursement from the Medicare and Medicaid programs and other payors until it gains recertification or accreditation. We believe our facilities are in substantial compliance with current applicable federal, state, local and independent review body regulations and standards. The requirements for licensure, certification and accreditation are subject to change and, in order to remain qualified, it may become necessary for us to make changes in our facilities, equipment, personnel and services in the future, which could have a material adverse impact on our operations.
Federal and State Anti-Fraud and Abuse Laws and Regulations
As a provider under the Medicare and Medicaid programs, we are subject to various anti-fraud and abuse laws, including the Anti-Kickback Statute, the Stark or Physician Self-Referral Law, the False Claims Act, Civil Monetary Penalties Law and various state anti-fraud and abuse laws. These laws govern any health care plans or programs that are funded by the United States government (other than certain federal employee health insurance benefits/programs), as well as certain state health care programs that receive federal funds, such as Medicaid. Our compliance and ethics program is designed to ensure Amedisys meets all applicable federal and state laws and regulations as well as industry standards.
Federal Anti-Kickback Statute ("AKS")
Subject to certain exceptions, the federal AKS prohibits any offer, payment, solicitation or receipt of any form of remuneration to induce or reward the referral of business payable under a government health care program or in return for the purchase, lease, order, arranging for, or recommendation of items or services covered under a government health care program. The law also forbids the offer or transfer of anything of value, including certain waivers of co-payment obligations and deductible amounts, to a beneficiary of Medicare or Medicaid that is likely to influence the beneficiary’s selection of health care providers, again, subject to certain safe harbor exceptions. Violations of the federal AKS can trigger the False Claims Act and Civil Monetary Penalties Law, potentially resulting in civil fines up to $25,076 for each violation, penalties of up to $112,131 (last updated 2022) plus three times the amount of the improper remuneration, imprisonment and potentially, exclusion from furnishing services under any government health care program. There are also criminal penalties under the AKS, and providers found to be in violation of the federal AKS can be excluded from participation in the federal health care programs.
Stark or Physician Self-Referral Law
The Stark Law, also known as the Physician Self-Referral Law, prohibits physicians from referring Medicare and Medicaid patients to entities for the provision of designated health services with which they or any of their immediate family members have a direct or indirect financial relationship, unless an exception to the law's prohibition is met. Sanctions for violating the Stark Law include penalties of up to $27,750 for each violation and up to $185,009 (last updated 2022) for schemes to circumvent the Stark Law restrictions. There are a number of exceptions to the self-referral prohibition, including employment contracts and leases, that may be used so long as the arrangement adheres to certain enumerated requirements.
Violations of the Stark Law may also result in payment denials, False Claims Act scrutiny, additional civil monetary penalties and federal program exclusion.
The False Claims Act
The federal False Claims Act ("FCA") prohibits false claims or requests for payment for health care services. Under the FCA, the government may penalize any person who knowingly submits, or participates in submitting, claims for payment to the Federal Government which are false or fraudulent, or which contain false or misleading information. Any person who knowingly makes or uses a false record or statement to avoid paying the Federal Government, or knowingly conceals or avoids an obligation to pay money to the Federal Government, may also be subject to fines under the FCA. Under the FCA, the term “person” means an individual, company or corporation. The term "knowingly" means the person (i) has actual knowledge of the information; (ii) acts in deliberate ignorance of the truth or falsity of the information; or (iii) acts in reckless disregard of the truth or falsity of the information.
The Federal Government has used the FCA to prosecute Medicare and other governmental program fraud in areas such as violations of the federal Anti-Kickback Statute or the Stark Laws, coding errors, billing for services not provided and submitting false cost reports. The FCA has also been used to prosecute people or entities that bill services at a higher reimbursement rate than is allowed and that bill for care that is not medically necessary. In addition to government enforcement, the FCA authorizes private citizens to bring qui tam or “whistleblower” lawsuits, greatly extending the practical reach of the FCA. The per-claim penalty range is between $23,607 and $25,076 (last updated 2022).
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
Civil Monetary Penalties Law
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
Maximum CMP amounts increased in 2022. For example, the penalty for knowing and willful solicitation, receipt, offer or payment of remuneration for referring an individual for a service or for purchasing, leasing or ordering an item to be paid for by a federal health care program increased from $105,563 to $112,131, and the CMP for beneficiary inducement increased from $21,113 to $22,427 per occurrence.
State Laws
In addition to federal laws, some states in which we operate generally have laws that prohibit kickbacks in exchange for referrals, certain direct or indirect payments or fee-splitting arrangements between health care providers, improper physician referrals, beneficiary inducements and false or improperly billed claims. The available guidance and enforcement activity associated with such state laws vary considerably, but in some cases may be stricter than federal law.
Federal and State Privacy and Security Laws
The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") requires us to comply with standards for the exchange of health information within our company and with third parties, such as payors, business associates and patients. These include standards for common health care transactions, such as claims information, plan eligibility, payment information and the use of electronic signatures; unique identifiers for providers, employers, health plans and individuals; and security, privacy, breach notification and enforcement.
The HIPAA transaction regulations establish form, format and data content requirements for most electronic health care transactions, such as health care claims that are submitted electronically. The HIPAA privacy regulations establish comprehensive requirements relating to the use and disclosure of protected health information. The HIPAA security regulations establish minimum standards for the protection of protected health information that is stored or transmitted electronically. The HIPAA breach notification regulations establish the applicable requirements for notifying individuals, HHS and the media in the event of a data breach affecting protected health information. Violations of the privacy, security and breach notification regulations are punishable by civil and criminal penalties.
Currently, civil monetary penalties for HIPAA violations can range from $127 per violation to a maximum fine of $1.919 million for multiple violations of the same provision during a calendar year. To date, the largest penalty imposed by HHS following a data breach is $16 million. State attorneys general may also bring civil enforcement actions under HIPAA, and attorneys general are actively engaged in enforcement. These penalties could be in addition to other penalties assessed by a state for a breach which would be considered reportable under a particular state’s data breach notification laws.

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
In addition to the federal HIPAA regulations, most states also have laws that protect the confidentiality of health information and other personally identifiable information, and these laws may be broader in scope with respect to protected health information and other personal information than HIPAA. Some of these laws grant individuals rights with respect to personal information. We may be required to expend significant resources to comply with these laws. Further, all 50 states and the District of Columbia have adopted data breach notification laws that impose, in varying degrees, an obligation to notify affected persons and/or state regulators in the event of a data breach or compromise, including when their personal information has or may have been accessed by an unauthorized person. Some state breach notification laws may also impose physical and electronic security requirements regarding the safeguarding of personal information, such as social security numbers and bank and credit card account numbers. Violation of state privacy, security and breach notification laws can trigger significant monetary penalties. In addition, certain states’ privacy, security and data breach laws, including, for example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act, include private rights of action that may expose us to private litigation regarding our privacy practices and significant damages awards or settlements in civil litigation.
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
The IMPACT Act further requires HHS and the Medicare Payment Advisory Commission (“MedPAC”), a commission chartered by Congress to advise it on Medicare payment issues, to study alternative PAC payment models, including payment based upon individual patient characteristics and not care setting, with corresponding Congressional reports required based on such analysis. The IMPACT Act also includes provisions impacting Medicare-certified hospices, including: (1) increasing survey frequency for Medicare-certified hospices to once every 36 months; (2) imposing a medical review process for facilities with a high percentage of stays in excess of 180 days; and (3) updating the annual aggregate Medicare payment cap.
Review Choice Demonstration for Home Health Services
CMS's Review Choice Demonstration for Home Health Services ("RCD") gives HHAs in the demonstration states three options: pre-claim review of all claims, post-payment review of all claims, or minimal post-payment review with a 25% payment reduction for all home health services. Under the pre-claim review and post-payment review options, provider claims are reviewed for every episode of care until the appropriate claim approval rate (90% based on a minimum of ten pre-claim requests or claims submitted) is reached. Further, once the appropriate claim approval rate is reached, a provider can elect to opt-out of claim reviews except for a spot check of 5% of its claims to ensure continued compliance. Amedisys has elected the pre-claim review option. The demonstration initially applies to HHA providers in Florida, Illinois, North Carolina, Ohio and Texas, with the option to expand after five years to other states in the Medicare Administrative Contractor Jurisdiction M (Palmetto). After several delays, RCD has been fully implemented in all five states as of April 1, 2022.

Home Health Value-Based Purchasing
On January 1, 2016, CMS implemented Home Health Value-Based Purchasing ("HHVBP"). The HHVBP model was designed to give Medicare-certified home health agencies incentives or penalties, through payment bonuses, to provide higher quality and more efficient care. HHVBP was rolled out to nine pilot states: Arizona, Florida, Iowa, Maryland, Massachusetts, Nebraska, North Carolina, Tennessee and Washington, eight of which Amedisys currently has home health operations. Bonuses and penalties began in 2018 with the maximum of plus or minus 3% growing to plus or minus 8% by 2022. Payment adjustments were calculated based on performance in a variety of measures which included Quality of Patient Care and Patient Satisfaction star measures, as well as measures based on submission of data to a CMS web portal.
Under the demonstration, agencies with higher performance received bonuses, while those with lower scores received lower payments relative to current levels. Agency performance was evaluated against separate improvement and attainment scores, with payment tied to the higher of these two scores. CMS used 2015 as the baseline year for performance, with 2016 as the first year for performance measurement. The first payment adjustment began January 1, 2018, based on 2016 performance data.
In January 2021, CMS and the Center for Medicare and Medicaid Innovation announced its intention, through rulemaking, to expand HHVBP with an implementation date no earlier than January 2022. In November 2021, CMS issued the Calendar Year 2022 Home Health Final Rule for Medicare home health providers which provided for the expansion of the HHVBP model to all 50 states beginning January 1, 2023 with calendar year 2023 being the first performance year and calendar year 2025 being the first payment year with a proposed maximum payment adjustment, up or down, of 5%. In doing so, the final payment year of the HHVBP demonstration (2022) was cancelled.
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
On October 31, 2022, CMS issued the Home Health Final Rule for Medicare home health providers for calendar year 2023. CMS estimates that the final rule will result in a 0.7% increase in payments to home health providers. This increase is the result of a 4.0% payment update (4.1% market basket adjustment less a 0.1% productivity adjustment) and an increase of 0.2% for the update to the fixed-dollar loss ratio used in determining outlier payments offset by a permanent adjustment of -3.5% based on the difference between assumed and actual behavioral changes resulting from the implementation of PDGM. The -3.5% permanent adjustment is derived from a -3.925% behavioral assumption adjustment. In the Calendar Year 2023 Preliminary Rule, CMS proposed a behavioral assumption adjustment of -7.69%. CMS revised the adjustment to -7.85% in the final rule and also reduced it by half (to -3.925%) in order to mitigate such a significant reduction to reimbursement in a single year. The remaining -3.925% behavioral assumption adjustment will be considered in future rulemaking. The final rule also finalizes a permanent 5% cap on negative wage index changes for home health agencies. Based on our analysis of the final rule, we expect our impact to be flat, which is less than the estimated 0.7% rate increase.
In addition to the permanent adjustments, CMS is also considering a temporary adjustment of approximately $2 billion to offset overpayments in calendar years 2020 and 2021. CMS has elected not to apply the temporary adjustment to calendar year 2023; however, CMS is still considering how to best apply the adjustment in future rulemaking.

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
Environmental and Climate Change Matters
We are committed to transparency around our environmental footprint and climate-related risks and opportunities. We have adopted an integrated approach to address the impacts of climate change on our business, with cross-disciplinary teams responsible for managing climate-related activities, initiatives and policies. Strategies and progress toward our goals are reviewed with senior leadership and the Nominating and Corporate Governance Committee of our Board of Directors. During 2022, we engaged a third party expert to conduct our inaugural greenhouse gas (“GHG”) emissions inventory. We will establish interim GHG targets covering Scope 1 and 2 emissions in line with the Paris Agreement’s 1.5°C emissions reduction goal and report all relevant Scope 3 emissions and a timeline for establishing Scope 3 GHG reduction targets by December 31, 2023. Additional information about our environmental and climate activities can be found in our annual Environmental, Social and Governance Report, which is available on our website. For more information regarding climate change and its possible adverse impact on us, see “Item 1A. Risk Factors — Risks Related to Our Operations — Our operations could be impacted by war, terrorism, natural or man-made disasters and climate change” in this Annual Report on Form 10-K.
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

Available Information
Our company website address is www.amedisys.com. We use our website as a channel of distribution for important company information. Important information, including press releases, analyst presentations and financial information regarding our company, is routinely posted on and accessible on the Investor Relations subpage of our website, which is accessible by clicking on the tab labeled “Investors” on our website home page. Visitors to our website can also register to receive automatic e-mail and other notifications alerting them when new information is made available on the Investor Relations subpage of our website. In addition, we make available on the Investor Relations subpage of our website (under the link “SEC Filings”), free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, ownership reports on Forms 3, 4 and 5 and any amendments to those reports as soon as reasonably practicable after we electronically file or furnish such reports with the Securities and Exchange Commission ("SEC"). Further, copies of our Certificate of Incorporation and Bylaws, our Code of Ethical Business Conduct, our Corporate Governance Guidelines and the charters for the Audit, Compensation, Quality of Care, Compliance and Ethics and Nominating and Corporate Governance Committees of our Board are also available on the Investor Relations subpage of our website (under the link “Governance”). Reference to our website does not constitute incorporation by reference of the information contained on the website and should not be considered part of this document.
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
Our net service revenue is primarily derived from Medicare, which accounted for 74%, 75% and 75% of our consolidated net service revenue during 2022, 2021 and 2020, respectively. Payments received from Medicare are subject to changes made through federal legislation. When such changes are implemented, we must also modify our internal billing processes and procedures accordingly, which can require significant time and expense. These changes, as further detailed in Part I, Item 1, “Business: Payment for Our Services,” can include changes to base payments and adjustments for home health services, changes to cap limits and per diem rates for hospice services and changes to Medicare eligibility and documentation requirements or changes designed to restrict utilization. Any such changes, including retroactive adjustments, adopted in the future by CMS could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.
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
There are continuing efforts to reform governmental health care programs that could result in major changes in the health care delivery and reimbursement system on a national and state level, including changes directly impacting the reimbursement systems for our home health and hospice care centers. The U.S. federal budget is subject to change, and the Medicare program is frequently mentioned as a target for spending cuts. Within the Medicare program, the hospice benefit is often specifically targeted for cuts. The full impact on our business of any future cuts in Medicare or other programs is uncertain. Though we cannot predict what, if any, reform proposals will be adopted, health care reform and legislation may have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows through decreasing payments made for our services.
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
Both government and private payors are increasingly looking to value-based purchasing to contain costs. Value-based purchasing focuses on quality of outcomes and efficiency of care, rather than quantity of care. The first performance year of the expanded value-based purchasing model begins on January 1, 2023, and the model has been expanded to all 50 states. Under the expanded model, home health agencies receive adjustments to their Medicare fee-for-service payments based on their performance against a set of quality measures, relative to their peers' performance. Performance on these quality measures in a specified year (performance year) impacts payment adjustments in a later year (payment year). CMS may also create a similar plan for hospices in the future. Government and private payors’ implementation of value-based purchasing requirements could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

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
Risks Related to our Operations
A shortage of qualified nursing staff and other clinicians, such as therapists and nurse practitioners, could materially impact our ability to attract, train and retain qualified personnel and could increase operating costs.
We compete for qualified personnel with other healthcare providers. Our ability to attract and retain clinicians depends on several factors, including our ability to provide these personnel with attractive assignments and competitive salaries and benefits. We cannot be assured we will succeed in any of these areas. In addition, there are shortages of qualified health care personnel in some of our markets. As a result, we may face higher costs of attracting clinicians and providing them with more attractive benefit packages than we originally anticipated or we may have to utilize contract clinicians, both of which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. In addition, if we expand our operations into geographic areas where health care providers historically have been unionized, or if any of our care center employees become unionized, being subject to a collective bargaining agreement may have a negative impact on our ability to timely and successfully recruit qualified personnel and may increase our operating costs. In some circumstances, we may have to hire contract clinicians to fulfill staffing needs, which could increase the risk of an adverse patient event. Generally, if we are unable to attract and retain clinicians, the quality of our services may decline and we could lose patients and referral sources, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.
Our business may be materially adversely affected by the ongoing COVID-19 pandemic.
The outbreak of the COVID-19 pandemic has resulted in a general economic downturn and volatility in the stock market and has also caused and may continue to cause a decrease in our patient volumes and revenues, an increase in our costs, an inability to access our patients and referral sources, staffing shortages and medical supply shortages, any of which, or a combination of which, could have a material adverse effect on our business and financial results. The ultimate impact of COVID-19, including the impact on our liquidity, financial condition and results of operations, is uncertain and will depend on many factors and future developments, which are highly uncertain and cannot be predicted at this time, such as the severity, scope and length of time that the pandemic continues, including regional surges in COVID-19 cases at various times. In addition, the COVID-19 pandemic has resulted in widespread global supply chain disruptions to vendors including critical supply shortages, significant material cost inflation and extended lead times for items that are required for our operations. Continued disruptions could increase our costs and could limit the availability of products critical to our operations.

We may be more vulnerable to the effects of a public health emergency than other businesses due to the nature of our patient population and the physical proximity required by our operations, which could harm our business disproportionately to other businesses.
The majority of our patients are older individuals and/or individuals with complex medical challenges or multiple ongoing diseases, many of whom may be more vulnerable than the general public during a pandemic or in a public health emergency. Our employees are also at greater risk of contracting contagious diseases due to their increased exposure to vulnerable individuals. Our employees could also have difficulty attending to our patients if a program of social distancing or quarantine is instituted in response to a public health emergency. In addition, we may expand existing internal policies in a manner that may have a similar effect. If the virus that causes COVID-19 and its potentially more contagious variants cause an additional resurgence of infections of COVID-19, if new variants that are resistant to government approved COVID-19 vaccinations continue to emerge, or if an influenza or other pandemic were to occur, we could suffer significant losses to our patient population or a reduction in the availability of our employees and caregivers, and we could be required to hire replacements for affected workers at an inflated cost. Accordingly, public health emergencies could have a disproportionate material adverse effect on our financial condition and results of operations.
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
If we are unable to consistently provide high quality of care, our business will be adversely impacted.
Providing quality patient care is the cornerstone of our business. We believe that hospitals, physicians and other referral sources refer patients to us in large part because of our reputation for delivering quality care. Clinical quality is becoming increasingly important within our industry. Medicare imposes a financial penalty upon hospitals that have excessive rates of patient readmissions within 30 days from hospital discharge. We believe this regulation provides a competitive advantage to home health providers who can differentiate themselves based upon quality, particularly by achieving low patient acute care hospitalization readmission rates and by implementing disease management programs designed to be responsive to the needs of patients served by referring hospitals. We are focused intently upon improving our patient outcomes, particularly our patient acute care hospitalization readmission rates. If we should fail to attain our goals regarding acute care hospitalization readmission rates and other quality metrics, we expect our ability to generate referrals would be adversely impacted, which could have a material adverse effect upon our business and consolidated financial condition, results of operations and cash flows.
Additionally, Medicare has established consumer-facing websites, Home Health Compare and Hospice Compare, that present data regarding our performance on certain quality measures compared to state and national averages. Failure to achieve or exceed these averages may negatively affect our rates of reimbursement and our ability to generate referrals, which could have a material adverse effect upon our business and consolidated financial condition, results of operations and cash flows.
If we are unable to maintain relationships with existing patient referral sources, our business and consolidated financial condition, results of operations and cash flows could be materially adversely affected.
Our success depends on referrals from physicians, hospitals and other sources in the communities we serve and on our ability to maintain good relationships with existing referral sources. Our referral sources are not (and cannot be) contractually obligated to refer patients to us and may refer their patients to other providers. Our growth and profitability depend, in part, on our ability to establish and maintain close working relationships with these patient referral sources and to increase awareness and acceptance of the benefits of home health and hospice care by our referral sources and their patients. Our loss of, or failure to maintain, existing relationships or our failure to develop new referral relationships could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

Our industry is highly competitive, with few barriers to entry in certain states.
There are few barriers to entry in home health and hospice markets that do not require a CON or POA. Our primary competition comes from local privately-owned, publicly-owned and hospital-owned health care providers. We compete based on the availability of personnel, the quality of services, expertise of visiting staff, and in certain instances, on the price of our services. In addition, we compete with a number of non-profit organizations and tax-supported governmental agencies that finance acquisitions and capital expenditures on a tax-exempt or tax-favorable basis or receive charitable contributions that are unavailable to us. Increased competition in the future may limit our ability to maintain or increase our market share.
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
The success of our high acuity care segment depends on our ability to enter into capitation and other forms of risk-based contracts with managed care health plans. If we are unsuccessful in obtaining these contracts or if we are unsuccessful in managing costs associated with risk-based contracts, our business and consolidated financial condition, results of operations and cash flows could be materially adversely affected.
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
Healthcare providers and health insurance plans must comply with the HIPAA regulations regarding the privacy and security of protected health information. The HIPAA regulations impose significant requirements on providers with regard to how such protected health information may be used and disclosed. Further, the regulations include extensive and complex requirements for providers to establish reasonable and appropriate administrative, technical and physical safeguards to ensure the confidentiality, integrity and availability of protected health information. In the event the provider experiences a "breach" and the personal information is compromised, providers are obligated under HIPAA to notify individuals, the government, and in the event the breach involves 500 or more individuals, the media. HIPAA directs the Secretary of HHS to provide for periodic audits to ensure covered entities (and their business associates, as that term is defined under HIPAA) comply with the applicable HIPAA requirements.

In addition to federal regulators, state attorneys general are also enforcing information security breaches. All 50 states have breach notification laws; some of these laws also include proactive data security requirements. In addition to state laws regarding confidentiality of medical information, several states are now focused on expanding state privacy laws regarding personal information which is more broadly defined than medical information.
Our networks, systems and devices store sensitive information, including intellectual property, proprietary business information and personal information of our patients, partners and employees. We have installed privacy protection systems and devices on our network, systems and point of care tablets in an attempt to prevent unauthorized access to information created, received, transmitted and maintained by us. However, in the event of a sophisticated ransomware attack, malware, viruses, phishing, or social engineering, our technology may fail to adequately secure the protected health information and personal information we create, receive, transmit and maintain in our databases. In such circumstances, we may be held liable to our patients and regulators, which could result in fines, litigation or adverse publicity that could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. Even if we are not held liable, any resulting negative publicity could harm our business and distract the attention of management.
Our business depends on effective, secure and operational information systems which include systems provided by or hosted by external contractors, partners and other service providers. For example, our care centers depend upon our information systems and software for patient care, accounting, billing, collections, risk management, quality assurance, human resources, payroll and other information considered to be sensitive and/or confidential. These third party vendors, or "business associates," comply with substantially the same HIPAA requirements as the healthcare provider. This is accomplished through the use of "Business Associate Agreements" with vendors. We believe that our subcontractors and vendors take precautionary measures to prevent problems that could affect our business operations as a result of failure or disruption to their information systems or networks. However, there is no guarantee such efforts will be successful in preventing a system disruption or security incident. The occurrence of any information system failure, breach or security incident, or a vendor's breach of the Business Associate Agreement could result in interruptions, delays, breaches of protected health information and personal information, loss or corruption of data and cessations or interruptions in the availability of these systems and the information they create, receive, transmit or maintain. All of these events or circumstances, among others, could have an adverse effect on our business and consolidated financial condition, results of operations and cash flows, and they could harm our business reputation.
In general, all information systems, including those we host or have hosted by third parties, are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, human error or malicious acts, break-ins and other intentional or unintentional events. Our business is also at risk from and may be materially impacted and/or disrupted by information security incidents, such as ransomware, malware, viruses, phishing, social engineering and other security events. Such incidents can range from individual attempts to gain unauthorized access to information technology systems to more sophisticated security threats. These events can also result from internal compromises, such as human error or a rogue employee or contractor, and can occur on our systems or on the systems of our partners and subcontractors. Additionally, our current information systems are subject to other non-environmental risks, including technological obsolescence, in some instances, which may create increased security and/or operational risk.
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
As cyber threats continue to evolve, we may be required to expend significant capital and other resources to protect against the threat of security breaches or to mitigate and alleviate problems caused by security incidents, including unauthorized access to protected health information and personal information stored in our information systems and the introduction of computer viruses or other malicious software programs to our systems. If we don't expend capital and other resources to continually enhance our security systems, our security measures may be inadequate to prevent security breaches and our business operations and reputation could be materially adversely affected by federal and state fines and penalties, legal claims or proceedings, cancellation of contracts and loss of patients if security breaches are not prevented. The healthcare industry is currently a target for cyber criminals and is therefore experiencing increased scrutiny from federal and state regulators with respect to compliance with regulations designed to safeguard protected health information and mitigate cyber-attacks. There are significant costs associated with a breach, including investigation costs, remediation and mitigation costs, notification costs, attorney fees, litigation and the potential for reputational harm and lost revenues due to a loss in confidence in the provider. We cannot predict the costs to comply with these laws or the costs associated with a potential breach of protected health information, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows, and our business reputation.
If we are subject to cyber-attacks or security breaches in the future, this could result in harm to patients; business interruptions and delays; the loss, misappropriation, corruption or unauthorized access of data; litigation and potential liability under privacy, security and consumer protection laws or other applicable laws; reputational damage and federal and state governmental inquiries. Any such problems or failures and the costs incurred in correcting any such problems or failures, could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. Further, to the extent our external information technology contractors or other service providers have their own cyber-attack, security event or information technology failure, become insolvent or fail to support the software or systems we have licensed from them, our operations could be materially adversely affected. A failure to restore our information systems after the occurrence of any of these events could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. Because of the protected health information we store and transmit, loss of electronically stored information for any reason could expose us to risk of regulatory action and litigation and possible liability and loss.
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
As a result of operating in the home health industry, our business entails an inherent risk of claims, losses and potential lawsuits alleging incidents involving our employees that may occur in a patient’s home. We maintain professional liability insurance to provide coverage to us and our subsidiaries against these risks. However, we cannot assure you claims will not be made in the future in excess of the limits of our insurance, nor can we assure you that any such claims, if successful and in excess of such limits, will not have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. In some states, state law may prohibit or limit insurance coverage for the risk of punitive damages arising from professional liability and general liability claims and/or litigation. As a result, we may be liable for punitive damage awards in these states that either are not covered or are in excess of our insurance policy limits. Our insurance coverage also includes fire, property damage, cyber security and general liability with varying limits. We cannot assure you that the insurance we maintain will satisfy claims made against us or that insurance coverage will continue to be available to us at commercially reasonable rates, in adequate amounts or on satisfactory terms. Any claims made against us, regardless of their merit or eventual outcome, could damage our reputation and business.
We may be subject to substantial malpractice or other similar claims.
The services we offer involve an inherent risk of professional liability and related substantial damage awards. As of February 10, 2023, we have approximately 20,000 employees (11,200 home health, 5,900 hospice, 1,900 personal care, 200 high acuity care and 1,000 corporate employees). In addition, we employ direct care workers on a contractual basis to support our existing workforce. Due to the nature of our business, we, through our employees and caregivers who provide services on our behalf, may be the subject of medical malpractice claims. A court could find these individuals should be considered our agents, and, as a result, we could be held liable for their acts or omissions. We cannot predict the effect that any claims of this nature, regardless of their ultimate outcome, could have on our business or reputation or on our ability to attract and retain patients and employees. While we maintain malpractice liability coverage that we believe is appropriate given the nature and breadth of our operations, any claims against us in excess of insurance limits, or multiple claims requiring us to pay deductibles, could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.
If we are unable to maintain our corporate reputation, our business may suffer.
Our success depends on our ability to maintain our corporate reputation, including our reputation for providing quality patient care and for compliance with Medicare requirements and the other laws to which we are subject. Adverse publicity surrounding any aspect of our business, including the death or disability of any of our patients due to our failure to provide proper care, or due to any failure on our part to comply with Medicare requirements, HIPAA requirements, or other laws to which we are subject, could negatively affect our Company’s overall reputation and the willingness of referral sources to refer patients to us. Further, the poor performance, reputation or negative conduct of competitors may have spillover effects that adversely affect the industry and our brand.
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
Because we have grown in part through acquisitions, goodwill and other acquired intangible assets represent a substantial portion of our assets. Goodwill was $1.3 billion as of December 31, 2022 and if we make additional acquisitions, it is likely that we will record additional goodwill and intangible assets in our consolidated financial statements. We also have long-lived assets consisting of property and equipment and other identifiable intangible assets of $117.2 million as of December 31, 2022, which we review on a periodic basis as well as when events or circumstances indicate that the carrying amount of an asset may not be recoverable. If a determination that a significant impairment in value of our unamortized intangible assets or long-lived assets occurs, such determination could require us to write off a substantial portion of our assets. A write off of these assets could have a material adverse effect on our consolidated financial condition and results of operations.
Our operations could be impacted by war, terrorism, natural or man-made disasters and climate change.
The Company's business may be adversely affected by instability, disruption or destruction in a geographic region in which it operates, regardless of cause, including war, terrorism, riot, civil insurrection or social unrest, climate change, natural or man-made disasters and extreme weather conditions, such as hurricanes, tornadoes, wildfires, earthquakes and floods. Any such event in the markets in which we operate could not only impact the day-to-day operations of our care centers, but could also disrupt our relationships with patients, employees and referral sources located in the affected areas and, in the case of our corporate office, our ability to provide administrative support services, including billing and collection services. In addition, any episode of care that is not completed due to such an event will generally result in lower revenue for the episode. Our corporate office and a number of our care centers are located in the southeastern United States and the Gulf Coast Region, increasing our exposure to hurricanes and flooding. Moreover, global climate change could increase the intensity of individual hurricanes or the number of hurricanes that occur each year. Even if our facilities are not directly damaged, we may experience considerable disruptions in our operations due to property damage or electrical outages experienced in storm-affected areas by our care givers, payors, vendors and others. Additionally, long-term adverse weather conditions, whether caused by global climate change or otherwise, could cause an outmigration of people from the communities where our care centers are located. If any of the circumstances described above occur, there could be a harmful effect on our business and our results of operations could be adversely affected.
Further, the current Russia-Ukraine conflict has created extreme volatility in the global financial markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility or disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Our business, financial condition and results of operations may be materially and adversely affected by any negative impact on the global economy resulting from the conflict in Ukraine or any other geopolitical tensions.
Inflation in the economy could negatively impact our business and results of operations.
Recently, inflation has increased throughout the United States economy. Our operations have been materially impacted by the current inflationary environment as we have experienced higher labor costs and increases in supply costs, fuel costs and mileage reimbursements. Additionally, cost increases may outpace our expectations, causing us to use our cash and other liquid assets faster than forecasted. If we are unable to successfully manage the effects of inflation, our business, operating results, cash flows and financial condition may be adversely affected.

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
Further, the financial benefits we expect to realize from many of our acquisitions are largely dependent upon our ability to improve clinical performance, overcome regulatory deficiencies, improve the reputation of the acquired business in the community and control costs. As we expand our markets, our growth could strain our resources, including our management, information and accounting systems, regulatory compliance, logistics and other internal controls. The failure to accomplish any of these objectives, to effectively integrate any of these businesses or to maintain a sufficient level of resources to match our growth could have material adverse effects on our business and consolidated financial condition, results of operations and cash flows.
The indemnification provisions of acquisition agreements by which we have acquired companies may not fully protect us, and as a result, we may face unexpected liabilities.
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
Some states require health care providers (including skilled nursing facilities, hospice care centers, home health care centers and assisted living facilities) to obtain prior approval, known as a CON or POA, in order to commence operations (see Part I, Item 1, “Our Regulatory Environment” for additional information on CONs and POAs). If we are not able to obtain such approvals, our ability to expand our operations could be impaired, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.
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
As a result of our participation in the Medicare and Medicaid programs, we are subject to various governmental reviews, audits and investigations to verify our compliance with these programs and applicable laws and regulations. We also are subject to audits under various federal and state government programs in which third party firms engaged by CMS, including Recovery Audit Contractors (“RACs”), Zone Program Integrity Contractors (“ZPICs”), Uniform Program Integrity Contractors ("UPICs"), Program Safeguard Contractors (“PSCs”), Medicaid Integrity Contractors (“MICs”) and Supplemental Medical Review Contractors (“SMRCs”), conduct extensive reviews of claims data and medical and other records to identify potential improper payments under the Medicare program. Additionally, private pay sources reserve the right to conduct audits. If billing errors are identified in the sample of reviewed claims, the billing error can be extrapolated to all claims filed which could result in a larger overpayment than originally identified in the sample of reviewed claims. Our costs to respond to and defend reviews, audits and investigations may be significant and could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. Moreover, an adverse review, audit or investigation could result in:
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
As stated in Part I, Item 1, "Our Regulatory Environment" of this document pertaining to Federal and State Anti-Fraud and Abuse Laws and Regulations, we are required to comply with various federal anti-fraud and abuse laws, including the Anti-Kickback Statute, the Stark or Physician Self-Referral Law, the False Claims Act and Civil Monetary Penalties Law, as well as state laws and regulations.
Although we believe we have structured our relationships with physicians and other actual or potential referral sources to comply with these laws where applicable, the laws are complex, and the Stark Law contains a number of strict liability provisions under which no intent to violate the law is required for a violation to be found. It is possible that courts or regulatory agencies may interpret state and federal anti-kickback laws and/or the Stark Law and similar state laws regulating relationships between health care providers and physicians in ways that will adversely implicate our practices or that isolated instances of noncompliance may occur. Violations of federal or state Stark or anti-kickback laws could lead to criminal or civil fines or other sanctions, including repayment of federal health care program payments related to these arrangements, denials of government program reimbursement or even exclusion from participation in governmental health care programs, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. It is possible that a claim that results from a kickback or is made in violation of the Stark Law also may render it false or fraudulent, creating further potential liability under the federal False Claims Act, discussed above.
The No Surprises Act and similar price transparency initiatives could impact our relationships with patients and insurers.
Effective January 1, 2022, the No Surprises Act, enacted as part of the Consolidated Appropriations Act, 2021, creates price transparency requirements, including (i) requiring providers to send to patients or their health plan a good faith estimate of the expected charges and diagnostic codes prior to furnishing scheduled items or services and (ii) prohibiting providers from charging patients an amount beyond the in-network cost sharing amount for services rendered by out-of network providers, subject to limited exceptions. Price transparency initiatives such as the No Surprises Act may impact our ability to obtain or maintain favorable contract terms, and may impact our competitive position and our relationships with patients and insurers.
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
On May 29, 2018, CMS issued a notice indicating its intention to re-launch a home health agency pre-claim review demonstration project. Now called the Review Choice Demonstration for Home Health Services ("RCD") and fully implemented in five states as of April 1, 2022 (Florida, Illinois, North Carolina, Ohio and Texas), the revised demonstration gives home health agencies in the demonstration states three initial options: pre-claim review of all claims, post-payment review of all claims, or minimal post-payment review with a 25% payment reduction for all home health services. Reduced review options are available for home health agencies that demonstrate compliance. Compliance with this process has resulted in increased administrative costs and delays in reimbursement for home health services in the states subject to the demonstration. These delays could materially adversely affect our working capital.

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
Effective January 1, 2020, CMS implemented a revised case-mix adjustment methodology, the Patient-Driven Groupings Model ("PDGM"). Although this change was to be implemented in an overall budget neutral manner, the ultimate impact varied by provider based on factors including patient mix and admission source. Additionally, CMS made assumptions about behavioral changes which resulted in a 4.36% reduction to reimbursement. Accordingly, the adoption of PDGM had a negative impact on our Medicare revenue per episode in 2020. Additionally, in the Calendar Year 2023 Home Health Final Rule, CMS finalized a 3.5% permanent reduction in reimbursement based on the difference between assumed and actual behavioral changes resulting from the implementation of PDGM. The -3.5% permanent adjustment is derived from a -3.925% behavioral assumption adjustment which is half of the full proposed adjustment of 7.85%. The remaining -3.925% behavioral assumption adjustment will be considered in future rulemaking. In addition to the permanent adjustments, CMS is also considering a temporary adjustment of $2 billion to offset overpayments in calendar years 2020 and 2021. Payment updates could continue to negatively impact our rates of reimbursement in future years and have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. See Part I, Item 1, “Our Regulatory Environment – Home Health Payment Reform” for additional information.
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
As of December 31, 2022, we had total outstanding indebtedness, excluding finance leases, of approximately $436.1 million. Our level of indebtedness could have a material adverse effect on our business and consolidated financial position, results of operations and cash flows and could impair our ability to fulfill other obligations in several ways, including:
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
Risks Related to Ownership of Our Common Stock
The price of our common stock has been and may continue to be volatile, which could lead to securities litigation brought against us or cause investors to lose the value of their investment.
The price at which our common stock trades has experienced significant volatility and may continue to be volatile. During 2022, the closing price of our common stock ranged from a high of $178.09 per share to a low of $80.12 per share. Various factors have impacted, and may continue to impact, the price of our common stock, including among others:
•variances in our quarterly financial results compared to research analyst expectations;
•changes in financial estimates and recommendations by securities analysts;
•changes in our estimates, guidance or business plans;
•changes in management;
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
The activities of short sellers could reduce the price or prevent increases in the price of our common stock. “Short sale” is defined as the sale of stock by an investor that the investor does not own. Typically, investors who sell short believe the price of the stock will fall, and anticipate selling shares at a higher price than the purchase price at which they will buy the stock. As of December 31, 2022, investors held a short position of approximately 1.6 million shares of our common stock which represented 5% of our outstanding common stock. The anticipated downward pressure on our stock price due to actual or anticipated sales of our stock by some institutions or individuals who engage in short sales of our common stock could cause our stock price to decline.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our executive office is located in Nashville, Tennessee in a leased property consisting of 20,759 square feet; our corporate headquarters is located in Baton Rouge, Louisiana in a leased property consisting of 85,955 square feet. We believe we have adequate space to accommodate our corporate staff located in these locations for the foreseeable future.
In addition to our executive office and corporate headquarters, we also lease facilities for our home health, hospice and personal-care care centers and our high acuity care joint ventures. Generally, our leases have an initial term of five years, but range from one to ten years. Most of our leases also contain early termination options and renewal options. The following table shows the location of our 347 Medicare-certified home health care centers, 164 Medicare-certified hospice care centers, 13 personal-care care centers and 8 admitting high acuity care joint ventures at December 31, 2022:

State	Home Health	Hospice	Personal Care	High Acuity Care	State	Home Health	Hospice	Personal Care	High Acuity Care
Alabama	29	10	—	—	Nebraska	1	7	—	—
Arizona	3	1	—	1	New Hampshire	3	3	—	—
Arkansas	7	—	—	—	New Jersey	2	7	—	—
California	4	1	—	—	New York	6	—	—	1
Connecticut	1	1	—	—	North Carolina	13	7	—	—
Delaware	2	2	—	—	Ohio	4	5	—	—
Florida	16	6	1	—	Oklahoma	7	1	—	—
Georgia	56	9	—	—	Oregon	3	1	—	—
Illinois	2	—	—	—	Pennsylvania	8	20	—	2
Indiana	5	5	—	—	Rhode Island	1	2	—	—
Iowa	—	1	—	—	South Carolina	26	8	—	1
Kansas	—	1	—	—	South Dakota	—	1
Kentucky	17	—	—	—	Tennessee	45	15	1	—
Louisiana	8	5	—	—	Texas	17	12	—	—
Maine	3	4	—	—	Virginia	14	5	—	—
Maryland	9	3	—	—	Washington	2	—	—	—
Massachusetts	6	10	11	—	West Virginia	11	6	—	—
Michigan	—	—	—	1	Wisconsin	1	3	—	2
Mississippi	8	—	—	—	Washington, D.C.	1	—	—	—
Missouri	6	2	—	—	Total	347	164	13	8

ITEM 3. LEGAL PROCEEDINGS
See Part II, Item 8, Note 12 – Commitments and Contingencies for information concerning our legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Holders
Our common stock trades on the NASDAQ Global Select Market under the trading symbol “AMED.” As of February 10, 2023, there were approximately 478 holders of record of our common stock. This number of holders of record does not represent the actual number of beneficial owners of our common stock because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.
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
Purchases of Equity Securities
The following table provides information with respect to purchases made by us of shares of our common stock during each of the months during the three-month period ended December 31, 2022:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
October 1, 2022 to October 31, 2022	324		$97.98	—	$82,648,900
November 1, 2022 to November 30, 2022	—		—	—	82,648,900
December 1, 2022 to December 31, 2022	—		—	—	82,648,900
	324	(1)	$97.98	—	$82,648,900	(2)

(1)Includes shares of common stock surrendered to us by certain employees to satisfy tax withholding and/or strike price obligations in connection with the vesting of non-vested stock and the exercise of stock options previously awarded to such employees under our 2008 and 2018 Omnibus Incentive Compensation Plans.
(2)Represents amounts remaining as of December 31, 2022 under the $100 million New Share Repurchase Program, which was authorized by our Board of Directors on August 2, 2021 and expired on December 31, 2022. Effective as of February 2, 2023, we are authorized to repurchase up to $100 million of our common stock through December 31, 2023 under the 2023 Share Repurchase Program. See Item 8, Note 17 – Subsequent Events for additional information on the 2023 Share Repurchase Program.

Stock Performance Graph
The Performance Graph below compares the cumulative total stockholder return on our common stock, $0.001 par value per share, for the five-year period ended December 31, 2022 with the cumulative total return on the NASDAQ composite index and an industry peer group over the same period (assuming the investment of $100 in our common stock, the NASDAQ composite index and the industry peer group on December 31, 2017 and the reinvestment of dividends). The peer group we selected is comprised of: Addus Homecare Corporation ("ADUS"), Chemed Corporation ("CHE"), Encompass Health Corporation ("EHC"), LHC Group, Inc. (“LHCG”) and National Healthcare Corporation (“NHC”). The cumulative total stockholder return on the following graph is historical and is not necessarily indicative of future stock price performance. No cash dividends have been paid on our common stock.

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Amedisys, Inc.	$100.00	$222.18	$316.68	$556.50	$307.11	$158.49
NASDAQ Composite	$100.00	$97.16	$132.81	$192.47	$235.15	$158.65
Peer Group	$100.00	$129.43	$175.68	$221.32	$187.29	$200.24
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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition for 2022, 2021 and 2020. This discussion should be read in conjunction with our audited financial statements included in Item 8, "Financial Statements and Supplementary Data” and Part I, Item 1, “Business” of this Annual Report on Form 10-K. The following analysis contains forward-looking statements about our future revenues, operating results and expectations. See “Special Caution Concerning Forward-Looking Statements” for a discussion of the risks, assumptions and uncertainties affecting these statements as well as Part I, Item 1A, “Risk Factors.”
For a discussion of a comparison of the years ended December 31, 2021 and December 31, 2020, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on February 24, 2022.
Overview
We are a provider of high-quality in-home healthcare and related services to the chronic, co-morbid, aging American population, with approximately 74%, 75% and 75% of our consolidated net service revenue derived from Medicare for 2022, 2021 and 2020, respectively.
Our operations involve servicing patients through our four reportable business segments: home health, hospice, personal care and high acuity care. Our home health segment delivers a wide range of services in the homes of individuals who may be recovering from an illness, injury or surgery. Our hospice segment provides care that is designed to provide comfort and support for those who are facing a terminal illness. Our personal care segment provides patients with assistance with the essential activities of daily living. Our high acuity care segment, which was established with the acquisition of Contessa Health ("Contessa") on August 1, 2021, delivers the essential elements of inpatient hospital and skilled nursing facility ("SNF") care to patients in their homes. As of December 31, 2022, we owned and operated 347 Medicare-certified home health care centers, 164 Medicare-certified hospice care centers, 13 personal-care care centers and 8 admitting high acuity care joint ventures in 37 states within the United States and the District of Columbia.
Care Centers Summary (Includes Unconsolidated Joint Ventures)

	Home Health	Hospice	Personal Care	High Acuity Care (1)
At December 31, 2019	321	138	12	—
Acquisitions/Expansions/Denovos	4	54	2	—
Closed/Consolidated	(5)	(12)	—	—
At December 31, 2020	320	180	14	—
Acquisitions/Expansions/Denovos	11	1	—	7
Closed/Consolidated	—	(6)	—	—
At December 31, 2021	331	175	14	7
Acquisitions/Expansions/Denovos	27	—	—	2
Closed/Consolidated	(11)	(11)	(1)	(1)
At December 31, 2022	347	164	13	8
(1)Prior year count has been recast to include admitting joint ventures only.
2022 Developments
•Maintained the highest Quality of Patient Care star rating in the home health industry of 4.49 with 99% of our care centers at 4+ Stars
•Outperformed the industry on all Hospice Item Set ("HIS") measures as well as the newly reported Hospice Care Index ("HCI") metric
•Released our inaugural Environmental, Social and Governance ("ESG") Report
•Performed 11.2 million visits

•Expanded our usage and relationship with Medalogix, a predictive data and analytics company, helping to further optimize our current business and positioning us to work more closely with Medicare Advantage payors
•Executed an innovative case rate contract with a large national payor
•Continued to grow our Contessa partnerships ending the year with 11 signed joint ventures
•Grew our home health footprint via the Evolution and AssistedCare acquisitions
•Generated $133 million in cash flow from operations
•Began to execute on a clinical optimization plan to gain efficiencies and clinical capacity
2023 Strategy
•Further advance our industry leading Quality of Patient Care star scores in home health and drive best-in-class hospice quality as measured by the Hospice Care Index
•Continue to better the communities and patients we serve by further incorporating ESG practices into our business operations
•Advance our culture and sense of belonging through diversity and inclusion initiatives
•Build a learning culture through world class leadership development
•Reduce turnover in all roles, especially focused on critical clinician positions
•Further expand our analytics capabilities internally and through our Medalogix investment
•Consistently grow all lines of business organically and inorganically
•Execute new hospital at home joint venture agreements and expand Contessa's service offering into new lines of business such as palliative care at home
•Continue to execute clinical optimization and reorganization initiatives
Financial Performance
On a consolidated basis, operating income decreased $71 million on a $9 million increase in net service revenue. Significant drivers of the $71 million decrease in operating income were the return of sequestration ($23 million) and acquisitions ($34 million). Additionally, wage inflation and a shift in our home health volumes from episodic to non-episodic negatively impacted performance.
Our home health segment's revenue and volume were impacted by COVID-19 early in the year, staffing shortages driven by the competitive labor market and a shift from episodic volumes which generate higher revenue to non-episodic volumes which, combined with the return of sequestration and labor pressures, led to a $38 million decrease in operating income for the segment.
Our hospice segment experienced declines in both our same store admissions and average daily census, which is the main driver of hospice revenue, primarily due to a decline in our length of stay resulting from a delay in the timing of patients coming onto service and an increase in the discharge rate of our patients.
Our personal care segment continued to be impacted by staffing shortages during 2022.
Our high acuity care segment expanded its joint venture footprint and made significant investments to build the clinical, operational and technological infrastructure necessary to support the development and future growth of home recovery care programs on a national scale.
Economic and Industry Factors
Our segments operate in a highly fragmented and highly competitive industry. The degree of competitiveness for our home health and hospice care centers varies based upon whether our care centers operate in states that require a certificate of need ("CON") or permit of approval ("POA"). In such states, expansion by existing providers or entry into the market by new providers is permitted only where determination is made by state health authorities that a given amount of unmet healthcare need exists. Currently, 67% and 29% of our home health and hospice care centers, respectively, operate in CON/POA states.

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
Wages and other expenses increase during periods of inflation and when labor shortages occur in the marketplace. The impact of inflation on the Company is primarily in the area of labor costs, supply costs, fuel costs and mileage reimbursements. The healthcare industry is labor intensive. We have experienced, and expect to continue to experience, increases in wage costs. In addition, increases in healthcare costs are typically higher than inflation and impact our costs under our employee benefit plans.
The Centers for Medicare and Medicaid ("CMS") Payment Updates
Hospice
On July 27, 2022, CMS issued the final rule to update hospice payment rates and the wage index for fiscal year 2023, effective for services provided beginning October 1, 2022. CMS estimates hospices serving Medicare beneficiaries will see a 3.8% increase in payments. This increase is the result of a 4.1% market basket adjustment as required under the Patient Protection and Affordable Health Care Act and the Health Care and Education Reconciliation Act ("PPACA") less a 0.3% productivity adjustment. Additionally, CMS increased the aggregate cap amount by 3.8% to $32,487. Based on our analysis of the final rule, we expect our impact to be in line with the 3.8% increase.
Home Health
On October 31, 2022, CMS issued the Home Health Final Rule for Medicare home health providers for calendar year 2023. CMS estimates that the final rule will result in a 0.7% increase in payments to home health providers. This increase is the result of a 4.0% payment update (4.1% market basket adjustment less a 0.1% productivity adjustment) and an increase of 0.2% for the update to the fixed-dollar loss ratio used in determining outlier payments offset by a permanent adjustment of -3.5% based on the difference between assumed and actual behavioral changes resulting from the implementation of PDGM. The -3.5% permanent adjustment is derived from a -3.925% behavioral assumption adjustment. In the Calendar Year 2023 Preliminary Rule, CMS proposed a behavioral assumption adjustment of -7.69%. CMS revised the adjustment to -7.85% in the final rule and also reduced it by half (to -3.925%) in order to mitigate such a significant reduction to reimbursement in a single year. The remaining -3.925% behavioral adjustment will be considered in future rulemaking. The final rule also finalizes a permanent 5% cap on negative wage index changes for home health agencies. Based on our analysis of the final rule, we expect our impact to be flat, which is less than the estimated 0.7% rate increase.
In addition to the permanent adjustments, CMS is also considering a temporary adjustment of approximately $2 billion to offset overpayments in calendar years 2020 and 2021. CMS has elected not to apply the temporary adjustment to calendar year 2023; however, CMS is still considering how to best apply the adjustment in future rulemaking.
Amedisys submitted formal comments to the Calendar Year 2023 Home Health Proposed Rule in mid-August and joined industry stakeholders in requesting that CMS use an alternative methodology to determine budget neutrality.

The following payment adjustments are effective for each of the years indicated based on CMS’s final rules:

	Home Health			Hospice
	2023	2022	2021	2023 (1)	2022	2021
Market Basket Update	4.1%	3.1%	2.0%	4.1%	2.7%	2.4%
Rural Add-On Adjustment	—	(0.1)	(0.1)	—	—	—
Productivity Adjustment	(0.1)	(0.5)	—	(0.3)	(0.7)	—
Behavioral Adjustment	(3.5)	—	—	—	—	—
Fixed-Dollar Loss Ratio Adjustment	0.2	0.7	—	—	—	—
Estimated Industry Impact	0.7%	3.2%	1.9%	3.8%	2.0%	2.4%
Estimated Company-Specific Impact (2)	—%	3.2%	1.9%	3.8%	2.0%	2.4%
(1)Effective for services provided from October 1, 2022 to September 30, 2023.
(2)Our company-specific impact of the home health final rule could differ depending on differences in the wage index, our patient case mix and other factors, such as low utilization payment adjustments ("LUPAs") or outliers, which are described in more detail under Critical Accounting Estimates below. Our company-specific impact of the hospice final rule could differ based on our mix of patients and differences in the wage index.
Sequestration
In March 2020, Congress passed the bipartisan Coronavirus Aid, Relief and Economic Security Act ("CARES Act") which provided for the suspension of the automatic 2% reduction of Medicare claim reimbursements ("sequestration") for the period May 1, 2020 through December 31, 2020. During 2020 and 2021, Congress passed additional COVID-19 relief legislation which extended the 2% suspension of sequestration through March 31, 2022; sequestration was reinstated as a 1% reduction to Medicare claim reimbursements for the period April 1, 2022 through June 30, 2022 and was fully reinstated as a 2% reduction to Medicare claim reimbursements effective July 1, 2022. The reinstatement of sequestration has resulted in a reduction of our net service revenue.
Novel Coronavirus Pandemic ("COVID-19")
Our operations and financial performance have been impacted by COVID-19. The financial impacts of COVID-19 are discussed in further detail under "Results of Operations" below. While we currently believe that we have a reasonable view of operations, the ultimate impact of COVID-19, including the impact on our liquidity, financial condition and results of operations is uncertain and will depend on many factors and future developments, which are highly uncertain and cannot be predicted at this time, such as the severity, scope and length of time that the pandemic continues, including regional surges in COVID-19 cases at various times. In addition, the COVID-19 pandemic has resulted in widespread global supply chain disruptions to vendors including critical supply shortages, significant material cost inflation and extended lead times for items that are required for our operations. Potential impacts of COVID-19 on our results include lower revenue; higher salary and wage expense related to quarantine pay, contract clinicians, wage inflation, increased costs to hire and retain employees and training; and increased supply costs related to supply chain constraints, personal protective equipment ("PPE") and COVID-19 testing. The impacts to net service revenue include the following:
•lower volumes due to interruption of the operations of our referral sources, patients' unwillingness to accept services and restrictions on access to facilities for hospice services;
•lower reimbursement due to missed visits resulting in an increase in LUPAs and lost billing periods; and
•lower hospice average daily census due to a decline in our average length of stay.
See Item 8, Note 3 – Novel Coronavirus Pandemic ("COVID-19") to our consolidated financial statements for additional information regarding COVID-19 and the CARES Act.
Network Developments
We have a Care Coordination Agreement with BrightStar Care to add its agencies to the Amedisys personal care network, which helps facilitate the coordination of care between our home health and hospice care centers and a network of personal care partners. Long term, we believe this agreement will allow us to build a nation-wide network of personal care agencies and further our efforts to provide patients with a true care continuum in the home. This relationship will also help us as we continue to have innovative payment conversations with Medicare Advantage plans who recognize the value that combined home health, hospice, personal care and high acuity care services bring to their members and care delivery infrastructure.

Governmental Inquiries and Investigations and Other Litigation
See Item 8, Note 12 – Commitments and Contingencies to our consolidated financial statements for a discussion of and updates regarding legal proceedings and investigations we are involved in. No assurances can be given as to the timing or outcome of these items.
Results of Operations
Consolidated
The following table summarizes our consolidated results of operations (amounts in millions):

	For the Years Ended December 31,
	2022	2021	2020
Net service revenue	$2,223.2	$2,214.1	$2,071.5
Other operating income	—	13.3	34.4
Cost of service, excluding depreciation and amortization	1,260.4	1,233.4	1,185.4
Gross margin, excluding depreciation and amortization	962.8	994.0	920.5
% of net service revenue	43.3%	44.9%	44.4%
General and administrative expenses, excluding depreciation and amortization and impairment charge	754.1	711.2	668.2
% of net service revenue	33.9%	32.1%	32.3%
Depreciation and amortization	24.9	30.9	28.8
Impairment charge	3.0	—	4.2
Operating income	180.8	251.9	219.3
Total other (expense) income, net	(20.5)	28.3	(8.4)
Income tax expense	(42.5)	(70.1)	(25.6)
Effective income tax rate	26.5%	25.0%	12.2%
Net income	117.7	210.2	185.2
Net loss (income) attributable to noncontrolling interests	0.9	(1.1)	(1.6)
Net income attributable to Amedisys, Inc.	$118.6	$209.1	$183.6
Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021
On a consolidated basis, our operating income decreased approximately $71 million on a net service revenue increase of $9 million. The year over year decrease in operating income is primarily due to the acquisitions of Contessa on August 1, 2021 and Evolution and AssistedCare on April 1, 2022 (which combined contributed $54 million in net service revenue and an operating loss of $44 million in the current year and $4 million in net service revenue and an operating loss of $10 million in the prior year), a $9 million reduction to net service revenue related to our Infinity Zone Program Integrity Contractors ("ZPIC") audits, a $7 million favorable adjustment recorded in the prior year related to our U.S. Department of Justice ("DOJ") matters (see Item 8, Note 12 – Commitments and Contingencies to our consolidated financial statements for additional information regarding both the ZPIC and DOJ matters), a $3 million impairment charge recorded in connection with the wind down of operations of one of our high acuity care joint ventures and a greater benefit recognized in the prior year totaling $23 million associated with the suspension of sequestration.
Excluding our acquisitions, the Infinity ZPIC audits, the DOJ matters, the impairment charge and the incremental sequestration benefit recognized in the prior year, our operating income increased $5 million while net service revenue decreased $2 million. Our results were positively impacted by rate increases, improvements in clinician utilization, reductions in hospice staffing levels and lower depreciation and amortization. These items were offset by a decrease in our episodic home health revenue as a percentage of total net service revenue, a decline in our hospice average daily census, which is the main driver of hospice revenue, a decrease in our other operating income due to the expiration of the CARES Act Provider Relief Fund ("PRF") funds, an increase in our cost of service resulting from planned wage increases and wage inflation and an increase in our general and administrative expenses. Additionally, our volumes have been and continue to be impacted by staffing shortages resulting from the competitive labor market.
As noted above, we received CARES Act PRF funds in 2020 which were used to cover COVID-19 expenses incurred by our home health and hospice segments through June 30, 2021. We recorded income related to these funds totaling $13 million in other operating income within our consolidated statements of operations during the year ended December 31, 2021. This income fully offset the COVID-19 costs incurred during the six-month period ended June 30, 2021, which totaled $13 million; however, we were not able to recognize any operating income during the six-month period ended December 31, 2021 to offset the $8 million of COVID-19 costs incurred during this period. Additionally, we were not able to recognize any operating income to offset the $9 million of COVID-19 costs incurred during the year ended December 31, 2022.
Our operating results reflect a $43 million increase in our general and administrative expenses compared to prior year. Excluding our acquisitions, our general and administrative expenses increased $8 million (1%) due to the addition of resources to support growth, planned wage increases, higher travel and training spend, higher acquisition and integration costs, severance, lease termination and other costs related to clinical optimization and reorganization initiatives and increased information technology fees partially offset by higher gains on the sale of fleet vehicles, a favorable legal settlement and lower incentive compensation costs.
Total other (expense) income, net includes the following items (amounts in millions):

	For the Years Ended December 31,
	2022	2021
Interest income	$0.2	$—
Interest expense	(22.2)	(9.5)
Equity in (loss) earnings from equity method investments	(0.1)	4.9
Gain on equity method investments	—	31.1
Miscellaneous, net	1.6	1.8
Total other (expense) income, net	$(20.5)	$28.3

Interest expense increased $13 million year over year as a result of interest accrued in conjunction with the Inifnity ZPIC audits discussed above and increased borrowings and higher interest rates under our Second Amended Credit Agreement (see Item 8, Note 9 – Long-Term Obligations to our consolidated financial statements for additional information regarding our Second Amended Credit Agreement). Gain on equity method investments for the prior year includes a $31 million gain related to our investment in Medalogix (see Item 8, Note 1 – Nature of Operations, Consolidation and Presentation of Financial Statements to our consolidated financial statements for additional information).

Home Health Segment
The following table summarizes our home health segment results of operations:

	For the Years Ended December 31,
	2022	2021	2020
Financial Information (in millions):
Medicare	$891.3	$914.5	$847.3
Non-Medicare	464.2	439.3	401.9
Net service revenue	1,355.5	1,353.8	1,249.2
Other operating income	—	7.3	20.2
Cost of service	769.0	756.6	729.9
Gross margin	586.5	604.5	539.5
Depreciation and amortization	4.0	4.3	3.9
Impairment charge	—	—	3.4
Other general and administrative expenses	348.5	328.5	307.2
Operating income	$234.0	$271.7	$225.0
Same Store Growth (1):
Medicare revenue	(5%)	8%	(1%)
Non-Medicare revenue	2%	9%	1%
Total admissions	3%	6%	1%
Total volume (2)	—%	5%	2%
Key Statistical Data - Total (3):
Admissions	374,631	353,075	331,354
Recertifications	178,101	183,134	177,631
Total volume	552,732	536,209	508,985

Medicare completed episodes	304,012	311,531	301,856
Average Medicare revenue per completed episode (4)	$3,010	$2,959	$2,836
Medicare visits per completed episode (5)	12.9	13.9	14.9

Visiting clinician cost per visit	$99.90	$93.44	$89.62
Clinical manager cost per visit	11.08	9.75	9.17
Total cost per visit	$110.98	$103.19	$98.79
Visits	6,929,137	7,331,935	7,388,549
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
(4)Average Medicare revenue per completed episode is the average Medicare revenue earned for each Medicare completed episode of care. Average Medicare revenue per completed episode reflects the suspension of sequestration for the period May 1, 2020 through March 31, 2022 and the reinstatement of sequestration at 1% effective April 1, 2022 and at 2% effective July 1, 2022.
(5)Medicare visits per completed episode are the home health Medicare visits on completed episodes divided by the home health Medicare episodes completed during the period.

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021
Operating Results
Overall, our operating income decreased $38 million on a $2 million increase in net service revenue. The year over year results were impacted by the April 1, 2022 acquisitions of Evolution and AssistedCare (which contributed net service revenue of $35 million and an operating loss of $3 million to the year ended December 31, 2022), a $9 million reduction in net service revenue related to our Infinity ZPIC audits and a greater benefit recognized in the prior year totaling $14 million associated with the suspension of sequestration. Excluding these items, our operating income decreased $12 million on a $10 million decrease in net service revenue primarily due to a decrease in episodic revenue as a percentage of total net service revenue, higher revenue adjustments, the expiration of the CARES Act PRF funds, planned wage increases, wage inflation and an increase in our other general and administrative expenses. These items were partially offset by the increase in reimbursement and improvement in our operating performance driven by improvements in clinician utilization.
Net Service Revenue
Our net service revenue increased $2 million. Excluding our April 1, 2022 acquisitions of Evolution and AssistedCare, the Infinity ZPIC audits and the incremental sequestration benefit recognized in the prior year, our net service revenue decreased $10 million. We have experienced a year over year decline in our episodic volumes, which generate higher revenue than our non-episodic volumes. Additionally, our volumes have been impacted by staffing shortages driven by the competitive labor market. These items, as well as an increase in revenue adjustments, have resulted in a year over year decline in our net service revenue which was partially offset by the 3.2% increase in reimbursement effective January 1, 2022.
Other Operating Income
Other operating income consists of the recognition of funds received from the CARES Act PRF which were available for use through June 30, 2021. We recorded income related to these funds totaling $7 million during the year ended December 31, 2021. This income fully offset the COVID-19 costs incurred during the six-month period ended June 30, 2021, which totaled $7 million; however, we were not able to recognize any operating income during the six-month period ended December 31, 2021 to offset the $6 million of COVID-19 costs incurred during this period. Additionally, we were not able to recognize any operating income to offset the $7 million of COVID-19 costs incurred during the year ended December 31, 2022. The COVID-19 costs were associated with the purchase of PPE, quarantine pay and COVID-19 testing and have been recorded to cost of service within our consolidated statements of operations.
Cost of Service, Excluding Depreciation and Amortization
Our cost of service consists of costs associated with direct clinician care in the homes of our patients as well as the cost of clinical managers who monitor the overall delivery of care. Overall, our total cost of service increased 2% primarily due to an 8% increase in our total cost per visit partially offset by a 6% decrease in total visits resulting from improvements in clinician utilization as evidenced by a decline of 1.0 visit per Medicare completed episode year over year. The 2% increase in our total cost per visit is primarily due to planned wage increases, an increase in salaried employees (partially due to our recent acquisitions), wage inflation, increased costs to hire and retain employees, visit mix, higher fuel prices and mileage reimbursement partially offset by a decrease in COVID-19 costs. In addition, while we compensate our clinicians on a per visit basis, there is a fixed cost component of our cost structure which also resulted in an increase in our cost per visit due to the significant decline in visits year over year.
Other General and Administrative Expenses
Other general and administrative expenses increased $20 million. Excluding our acquisitions, other general and administrative expenses increased $10 million primarily due to planned wage increases, the addition of resources to support volume growth, higher travel and training spend and higher information technology fees partially offset by lower incentive compensation costs.

Hospice Segment
The following table summarizes our hospice segment results of operations:

	For the Years Ended December 31,
	2022	2021	2020
Financial Information (in millions):
Medicare	$744.1	$750.1	$710.0
Non-Medicare	43.7	41.7	40.1
Net service revenue	787.8	791.8	750.1
Other operating income	—	6.0	13.1
Cost of service	426.5	425.2	400.6
Gross margin	361.3	372.6	362.6
Depreciation and amortization	2.3	2.7	2.2
Impairment charge	—	—	0.8
Other general and administrative expenses	203.3	198.4	175.4
Operating income	$155.7	$171.5	$184.2
Same Store Growth (1):
Medicare revenue	(1%)	—%	4%
Hospice admissions	(1%)	2%	6%
Average daily census	(1%)	(4%)	1%
Key Statistical Data - Total (2):
Hospice admissions	52,656	53,507	49,694
Average daily census	13,091	13,271	13,081
Revenue per day, net	$164.88	$163.47	$156.69
Cost of service per day	$89.26	$87.77	$83.67
Average discharge length of stay	91	94	99
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
Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021
Operating Results
Overall, our operating income decreased $16 million on a $4 million decrease in net service revenue. Excluding a $7 million favorable adjustment recorded in the prior year related to our DOJ matters (see Item 8, Note 12 – Commitments and Contingencies to our consolidated financial statements for additional information) and a $9 million greater benefit recognized in the prior year associated with the suspension of sequestration, operating income was flat as the increases in reimbursement effective October 1, 2021 and 2022, lower revenue adjustments, savings associated with clinical optimization and reorganization initiatives and reductions in staffing levels were offset by a decline in our hospice average daily census, which is the main driver of hospice revenue, planned wage increases, wage inflation and an increase in our other general and administrative expenses.

Net Service Revenue
Excluding the DOJ matters and incremental sequestration benefit recognized in the prior year, our net service revenue increased $12 million primarily due to the increases in reimbursement effective October 1, 2021 and 2022 as well as lower revenue adjustments partially offset by a decline in our same store average daily census, which is the main driver of hospice revenue. Our same store average daily census was down 1% year over year primarily due to a decline in our length of stay resulting from a delay in the timing of patients coming onto service, an increase in the discharge rate of our patients and a decline in our hospice admissions throughout the year.
Other Operating Income
Other operating income consists of the recognition of funds received from the CARES Act PRF which were available for use through June 30, 2021. We recorded income related to these funds totaling $6 million during the year ended December 31, 2021. This income fully offset the COVID-19 costs incurred during the six-month period ended June 30, 2021, which totaled $6 million; however, we were not able to recognize any operating income during the six-month period ended December 31, 2021 to offset the $2 million of COVID-19 costs incurred during this period. Additionally, we were not able to recognize any operating income to offset the $2 million of COVID-19 costs incurred during the year ended December 31, 2022. The COVID-19 costs were associated with the purchase of PPE, quarantine pay and COVID-19 testing and have been recorded to cost of service within our consolidated statements of operations.
Cost of Service, Excluding Depreciation and Amortization
Our hospice cost of service increased less than 1% as a 2% increase in our cost of service per day was offset by a 1% decline in our average daily census. The increase in our cost of service per day is due to planned wage increases, wage inflation, increased costs to hire and retain employees and higher fuel prices and mileage reimbursements partially offset by lower COVID-19 costs, reductions in staffing levels and savings associated with clinical optimization and reorganization initiatives.
Other General and Administrative Expenses
Other general and administrative expenses increased $5 million, primarily due to planned wage increases, higher travel and training spend, higher information technology fees and severance and lease termination costs associated with clinical optimization and reorganization initiatives.

Personal Care Segment
The following table summarizes our personal care segment results of operations:

	For the Years Ended December 31,
	2022	2021	2020
Financial Information (in millions):
Medicare	$—	$—	$—
Non-Medicare	61.4	65.0	72.2
Net service revenue	61.4	65.0	72.2
Other operating income	—	—	1.1
Cost of service	46.7	49.1	54.9
Gross margin	14.7	15.9	18.4
Depreciation and amortization	0.1	0.2	0.2
Other general and administrative expenses	9.2	11.2	12.4
Operating income	$5.4	$4.5	$5.8
Key Statistical Data - Total:
Billable hours	1,851,563	2,275,511	2,730,121
Clients served	10,448	12,074	15,019
Shifts	791,596	974,409	1,177,586
Revenue per hour	$33.15	$28.54	$26.45
Revenue per shift	$77.55	$66.66	$61.31
Hours per shift	2.3	2.3	2.3
Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021
Operating income related to our personal care segment increased $1 million on a $4 million decrease in net service revenue. The decrease in net service revenue is due to lower billable hours resulting from staffing shortages partially offset by rate increases. These impacts have been mitigated by a reduction in our cost of service as most of our personal care employees are paid on an hourly basis as well as a reduction in our other general and administrative expenses.
On February 10, 2023, we signed a definitive agreement to sell our personal care business (excluding the Florida operations). The divestment is expected to close during the second quarter of 2023. See Item 8, Note 6 - Assets Held For Sale for additional information.

High Acuity Care Segment
The following table summarizes our high acuity care segment results of operations:

	For the Years Ended December 31,
	2022	2021	2020
Financial Information (in millions):
Medicare	$5.2	$—	$—
Non-Medicare	13.3	3.5	—
Net service revenue	18.5	3.5	—
Other operating income	—	—	—
Cost of service	18.2	2.5	—
Gross margin	0.3	1.0	—
Depreciation and amortization	3.3	1.3	—
Impairment charge	3.0	—	—
Other general and administrative expenses	33.1	10.0	—
Operating loss	$(39.1)	$(10.3)	$—
Key Statistical Data - Total:
Full risk admissions	448	107	—
Limited risk admissions	1,142	413	—
Total admissions	1,590	520	—

Full risk revenue per episode	$11,273	$10,457	$—
Limited risk revenue per episode	$5,553	$5,693	$—

Number of admitting joint ventures (1)	8	7	—
(1) Prior year count has been recast to include admitting joint ventures only.
Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021
Operating Results
Our high acuity care segment results include a full year of operations in the current year compared to five months of operations in the prior year. Our year over year results reflect revenue growth which was offset by an increase in our cost of service and other general and administrative expenses driven by additional investments in the business. We also recorded an impairment charge in connection with the wind down of the operations of one of our joint ventures. Although we expect our high acuity care segment to continue to generate operating losses, we also expect improvement in our operating income as we leverage our operating structure through growth in current and future joint ventures and expansion into new lines of business such as palliative care at home.
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
Additionally, on March 23, 2022, our high acuity care segment entered into a transaction in which one of our health system partners contributed its home health operations to one of our existing joint ventures. As a result, our high acuity care segment includes revenue totaling approximately $6 million related to this joint venture's home health operations.

Cost of Service, Excluding Depreciation and Amortization
Our cost of service consists primarily of medical costs associated with direct clinician care provided to our patients during the applicable episode period, costs associated with our virtual care unit ("VCU") which enables us to provide monitoring services and facilitates virtual patient rounding visits via telehealth and costs associated with resources to support future palliative care at home programs. We continue to invest in the infrastructure of our VCU in anticipation of future growth.
Other General and Administrative Expenses
Other general and administrative expenses primarily consist of salaries and benefits. We have made significant investments to build the clinical, operational and technological infrastructure necessary to support the development and future growth of home recovery care programs on a national scale. We have employees at both the local market level and at our corporate offices.
Corporate
The following table summarizes our corporate results of operations:

	For the Years Ended December 31,
	2022	2021	2020
Financial Information (in millions):
Other general and administrative expenses	$160.0	$163.1	$173.2
Depreciation and amortization	15.2	22.4	22.5
Total operating expenses	$175.2	$185.5	$195.7
Corporate expenses consist of costs related to our executive management and corporate and administrative support functions, primarily information services, accounting, finance, billing and collections, legal, compliance, risk management, procurement, marketing, clinical administration, training, human resources and administration.
Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021
Corporate other general and administrative expenses decreased approximately $3 million during the year ended December 31, 2022. Excluding our acquisitions, corporate other general and administrative expenses decreased $4 million year over year primarily due to higher gains on the sale of fleet vehicles, lower incentive compensation costs and a favorable legal settlement; these items were partially offset by planned wage increases, costs associated with our clinical optimization and reorganization initiatives and higher acquisition and integration costs.
Liquidity and Capital Resources
Cash Flows
The following table summarizes our cash flows for the periods indicated (amounts in millions):

	For the Years Ended December 31,
	2022	2021	2020
Cash provided by operating activities	$133.3	$188.9	$289.0
Cash used in investing activities	(94.5)	(281.6)	(287.1)
Cash (used in) provided by financing activities	(30.4)	55.1	(15.0)
Net increase (decrease) in cash, cash equivalents and restricted cash	8.4	(37.6)	(13.1)
Cash, cash equivalents and restricted cash at beginning of period	45.8	83.4	96.5
Cash, cash equivalents and restricted cash at end of period	$54.1	$45.8	$83.4
Cash provided by operating activities for 2022, 2021 and 2020 has provided sufficient liquidity to finance our capital expenditures, both routine and non-routine, and acquisitions. Changes in our cash provided by operating activities during the past three years were primarily the result of fluctuations in our net income, the collections of our accounts receivable and the timing of payments of accrued expenses. Cash provided by operating activities decreased $55.6 million during 2022 compared to 2021 primarily due to the payment of a full year of operating expenses for our high acuity care segment compared to only five months in the prior year, the repayment of $38.0 million in connection with our Infinity ZPIC audits (see Item 8, Note 12 - Commitments and Contingencies to our consolidated financial statements for additional information), lower collections due to the reinstatement of sequestration and an increase in days revenue outstanding. Cash provided by operating activities decreased $100.1 million during 2021 compared to 2020 primarily due to the deferral of payroll taxes and the receipts of CARES Act PRF funds in 2020 and an increase in days revenue outstanding in 2021 partially offset by an increase in operating income.
Our cash used in investing activities primarily consists of the purchase of property and equipment, investments and acquisitions. Cash used in investing activities decreased $187.1 million during 2022 primarily due to reductions in acquisition spend. Our 2020 cash flows from investing activities included proceeds from the sale of our investment in the Heritage Healthcare Innovation Fund, LP (see Item 8, Note 1 - Nature of Operations, Consolidation and Presentation of Financial Statements to our consolidated financial statements for additional information). Excluding these proceeds, cash used in investing activities decreased $23.4 million during 2021 primarily due to reductions in acquisition spend.
Our financing activities primarily consist of borrowings under our term loan and/or revolving credit facility, repayments of borrowings, the remittance of taxes associated with shares withheld on non-cash compensation, proceeds related to the exercise of stock options, proceeds related to the purchase of stock under our employee stock purchase plan and the purchase of company stock under our stock repurchase programs. Cash used in financing activities totaled $30.4 million during 2022; cash provided by financing activities totaled $55.1 million during 2021. The $85.5 million change is primarily due to higher borrowings under our Second Amended Credit Agreement to fund acquisitions in 2021.
Liquidity
Typically, our principal source of liquidity is the collection of our patient accounts receivable, primarily through the Medicare program. In addition to our collection of patient accounts receivable, from time to time, we can and do obtain additional sources of liquidity by the incurrence of additional indebtedness.
During 2022, we spent $6.2 million in capital expenditures compared to $6.3 million and $5.3 million during 2021 and 2020, respectively. Our capital expenditures for 2023 are expected to be approximately $13.0 million to $15.0 million, excluding the impact of any future acquisitions.
Additionally, during 2022, pursuant to our authorized stock repurchase program, we repurchased 150,000 shares of our common stock at a weighted average price of $115.64 per share and a total cost of approximately $17 million. The repurchased shares are classified as treasury shares.
As of December 31, 2022, we had $40.5 million in cash and cash equivalents and $520.4 million in availability under our $550.0 million Revolving Credit Facility.
Based on our operating forecasts and our debt service requirements, we believe we will have sufficient liquidity to fund our operations, capital requirements and debt service requirements for the next twelve months and beyond.
Outstanding Patient Accounts Receivable
Our patient accounts receivable increased $21.8 million from December 31, 2021. Our Medicare patient accounts receivable increased $9.8 million primarily due to billing issues related to the Notice of Admissions ("NOAs") process and billing delays resulting from the pre-claim review process in the five Review Choice Demonstration ("RCD") states. Our non-Medicare patient accounts receivable increased $12.0 million as a result of the transition of episodic payor reimbursement models to per visit reimbursement methods. Our cash collection as a percentage of revenue was 100% for the twelve-month periods ended December 31, 2022 and 2021. Our days revenue outstanding, net at December 31, 2022 was 46.1 days which is an increase of 2.9 days from December 31, 2021.
Our patient accounts receivable includes unbilled receivables and are aged based upon the initial service date. We monitor unbilled receivables on a care center by care center basis to ensure that all efforts are made to bill claims within timely filing deadlines. Our unbilled patient accounts receivable may be impacted by pre-claim reviews required by the Medicare Administrative Contractors in the five RCD states, voluntary pre-bill edits and review, efforts to secure needed documentation to bill (orders, consents, etc.), integrations of recent acquisitions, changes of ownership and any regulatory and procedural updates impacting claim submission. The timely filing deadline for Medicare is one year from the date of the last billable service in the 30-day billing period and varies by state for Medicaid-reimburseable services and among insurance companies and other private payors.

The following schedules detail our patient accounts receivable, by payor class, aged based upon initial date of service (amounts in millions, except days revenue outstanding):

	0-90	91-180	181-365	Over 365	Total
At December 31, 2022:
Medicare patient accounts receivable	$179.9	$11.4	$5.1	$0.1	$196.5
Other patient accounts receivable:
Medicaid	16.3	1.4	0.7	—	18.4
Private	67.5	8.7	5.7	—	81.9
Total	$83.8	$10.1	$6.4	$—	$100.3
Total patient accounts receivable					$296.8
Days revenue outstanding (1)					46.1

	0-90	91-180	181-365	Over 365	Total
At December 31, 2021:
Medicare patient accounts receivable	$176.7	$7.5	$1.1	$1.4	$186.7
Other patient accounts receivable:
Medicaid	16.0	1.5	0.7	—	18.2
Private	59.7	8.7	1.7	—	70.1
Total	$75.7	$10.2	$2.4	$—	$88.3
Total patient accounts receivable					$275.0
Days revenue outstanding (1)					43.2
(1)Our calculation of days revenue outstanding is derived by dividing our ending patient accounts receivable at December 31, 2022 and 2021 by our average daily net service revenue for the three-month periods ended December 31, 2022 and 2021, respectively.
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
Our weighted average interest rate for borrowings under our Amended Term Loan Facility was 3.2% for the year ended December 31, 2022 and 1.6% for the year ended December 31, 2021. Our weighted average interest rate for borrowings under our $550.0 million Revolving Credit Facility was 3.4% for the year ended December 31, 2022 and 1.9% for the year ended December 31, 2021.
As of December 31, 2022, our consolidated leverage ratio was 1.7, our consolidated interest coverage ratio was 11.6 and we are in compliance with our covenants under the Second Amended Credit Agreement.
As of December 31, 2022, our availability under our $550.0 million Revolving Credit Facility was $520.4 million as we have no outstanding borrowings and $29.6 million outstanding in letters of credit.
See Item 8, Note 9 – Long Term Obligations to our consolidated financial statements for additional details on our outstanding long-term obligations.

Stock Repurchase Programs
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
On August 2, 2021, our Board of Directors authorized a share repurchase program, under which we could repurchase up to $100 million of our outstanding common stock through December 31, 2022 to commence upon the completion of the Company's 2021 Share Repurchase Program (the "New Share Repurchase Program"). Pursuant to this program, we repurchased 150,000 shares of our common stock at a weighted average price of $115.64 per share and a total cost of approximately $17 million during the year ended December 31, 2022. The repurchased shares were classified as treasury shares. The New Share Repurchase Program expired on December 31, 2022.
Under the terms of the 2021 Share Repurchase Program and the New Share Repurchase Program, we were allowed to repurchase shares from time to time through open market purchases, unsolicited or solicited privately negotiated transactions, an accelerated stock repurchase program, and/or a trading plan in compliance with Exchange Act Rule 10b5-1. The timing and the amount of the repurchases were determined by management based on a number of factors, including but not limited to share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions and other factors.
On February 2, 2023, our Board of Directors authorized a share repurchase program, under which we may repurchase up to $100 million of our outstanding common stock through December 31, 2023 (the "2023 Share Repurchase Program").
Under the terms of the 2023 Share Repurchase Program, we are allowed to repurchase shares from time to time through open market purchases, unsolicited or solicited privately negotiated transactions, an accelerated stock repurchase program, and/or a trading plan in compliance with Exchange Act Rule 10b5-1. The timing and the amount of the repurchases will be determined by management based on a number of factors, including but not limited to share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions and other factors.
Contractual Obligations
Our future contractual obligations at December 31, 2022 were as follows (amounts in millions):

	Payments Due by Period
	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Long-term obligations	$436.1	$14.3	$44.9	$376.9	$—
Interest on long-term obligations (1)	85.3	25.3	47.3	12.7	—
Finance leases	2.3	1.2	1.1	—	—
Operating leases	109.6	36.1	51.7	19.4	2.4
Purchase obligations (2)	5.2	3.4	1.8	—	—
	$638.5	$80.3	$146.8	$409.0	$2.4
(1)Interest on debt with variable rates was calculated using the current rate for that particular debt instrument at December 31, 2022.
(2)Purchase obligations are primarily related to information technology contracts and software licenses. We have a significant information technology contract that will be renewed in 2023. The table above does not reflect any amounts related to this contract.
Inflation
Our operations have been materially impacted by the current inflationary environment as we have experienced higher labor costs and increases in supply costs, fuel costs and mileage reimbursements. We expect inflation to continue to impact our operations in 2023. As of December 31, 2022, the impacts of inflation on our results of operations have been partially mitigated by rate increases, improvements in clinician utilization and reductions in hospice staffing levels. No assurance can be given as to our ability to offset the impacts of inflation in the future.

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
Non-contractual revenue adjustments are recorded for self-pay, uninsured patients and other payors by major payor class based on our historical collection experience, aged accounts receivable by payor and current industry conditions. The non-contractual revenue adjustments represent the difference between amounts billed and amounts we expect to collect based on our collection history with similar payors. We assess our ability to collect for the healthcare services provided at the time of patient admission based on our verification of the patient's insurance coverage under Medicare, Medicaid, and other commercial or managed care insurance programs. Medicare represents approximately 74% of our consolidated net service revenue.
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
Net service revenue is recorded based on the established Federal Medicare home health payment rate for a 30-day period of care. ASC 606 notes that if an entity has a right to consideration from a customer in an amount that corresponds directly with the value of the entity’s performance completed to date, the entity may recognize revenue in the amount to which the entity has a right to invoice. We have elected to apply the "right to invoice" practical expedient, and therefore, our revenue recognition is based on the reimbursement we are entitled to for each 30-day period of care. We utilize our historical average length of stay for each 30-day period of care as the measure of progress towards the satisfaction of our performance obligation.
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
During 2020, 20% of the reimbursement from each Medicare 30-day payment rate was billed near the start of each 30-day period of care, referred to as a request for anticipated payment ("RAP"), and cash was typically received before all services were rendered. Any cash received from Medicare for a RAP for a 30-day period of care that exceeded the associated revenue earned was recorded to accrued expenses within our consolidated balance sheets. CMS fully eliminated all upfront payments associated with RAPs effective January 1, 2021. Effective January 1, 2022, CMS implemented a new one-time Notice of Admission ("NOA") process. The NOA process requires a one-time submission that establishes the home health period of care and covers all contiguous 30-day periods of care until the patient is discharged from Medicare home health services. If the NOA is not submitted timely, a payment reduction will be applied equal to 1/30 of the payment amount for each day from the home health start of care date until the date the NOA is submitted.

Non-Medicare Revenue
Payments from non-Medicare payors are either a percentage of Medicare rates, per-visit rates or case rates depending upon the terms and conditions established with such payors. Approximately 30% of our managed care contract volume affords us the opportunity to receive additional payments if we achieve certain quality or process metrics as defined in each contract (e.g. star ratings and acute-care hospitalization rates).
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
Under our case rate contracts, we may receive reimbursement before all services are rendered. Any cash received that exceeds the associated revenue earned is recorded to deferred revenue in accrued expenses within our consolidated balance sheets.
Hospice Revenue Recognition
Hospice Medicare Revenue
Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the estimated payment rates. The estimated payment rates are predetermined daily or hourly rates for each of the four levels of care we deliver. The four levels of care are routine care, general inpatient care, continuous home care and respite care. Routine care accounted for 97% of our total Medicare hospice service revenue for each of 2022, 2021 and 2020, respectively. There are two separate payment rates for routine care: payments for the first 60 days of care and care beyond 60 days. In addition to the two routine rates, we may also receive a service intensity add-on (“SIA”). The SIA is based on visits made in the last seven days of life by a registered nurse or medical social worker for patients in a routine level of care.
The performance obligation is the delivery of hospice services to the patient, as determined by a physician, each day the patient is on hospice care.
We make adjustments to Medicare revenue for non-contractual revenue adjustments, which include our inability to obtain appropriate billing documentation or acceptable authorizations and other reasons unrelated to credit risk. We estimate the impact of these non-contractual revenue adjustments based on our historical experience, which primarily includes a historical collection rate of over 99% on Medicare claims, and record it during the period services are rendered. A 0.1% change in our Medicare collection rate would impact our annual Medicare revenue by approximately $0.7 million.
Additionally, our hospice service revenue is subject to certain limitations on payments from Medicare which are considered variable consideration. We are subject to an inpatient cap limit and an overall Medicare payment cap for each provider number. We monitor these caps on a provider-by-provider basis and estimate amounts due back to Medicare if we estimate a cap has been exceeded. We record these adjustments as a reduction to revenue and an increase in accrued expenses within our consolidated balance sheets. Providers are required to self-report and pay their estimated cap liability by February 28th of the following year. As of December 31, 2022, we have recorded $4.3 million for estimated amounts due back to Medicare in accrued expenses for the Federal cap years ended October 31, 2016 through September 30, 2023. As of December 31, 2021, we had recorded $4.5 million for estimated amounts due back to Medicare in accrued expenses for the Federal cap years ended October 31, 2016 through September 30, 2022.
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
Under our health insurance plan contracts, we provide home recovery care services, which include hospital-equivalent ("H@H") and skilled nursing facility ("SNF") equivalent services ("SNF@H"), for high acuity care patients on a full risk basis whereby we assume the financial risk for the coordination and payment of all hospital or SNF replacement medical services necessary to treat the medical condition for which the patient was diagnosed in a home-based setting for a 30-day (H@H) or 60-
day (SNF@H) episode of care in exchange for a fixed contracted bundled rate. For H@H programs, the fixed rate is based on the assigned diagnosis related group ("DRG") and the 30-day post-discharge related spend. For SNF@H programs, the fixed rate is based on the 60-day post-discharge related spend. Our performance obligation is the coordination and provision of patient care in accordance with physicians’ orders over either a 30-day or 60-day episode of care. The majority of our care coordination services and direct patient care is provided in the first five to seven days of the episode period (the "acute phase"). Monitoring services and follow-up direct patient care, as deemed necessary by the treating physician, are provided throughout the remainder of the episode. Since the majority of our services are provided during the acute phase, we recognize net service revenue over the acute phase based on gross charges for the services provided per the applicable managed care contract rates, reduced by estimates for revenue adjustments.
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
Goodwill and Other Intangible Assets
As of December 31, 2022, we had a goodwill balance of $1,287.4 million. Goodwill represents the amount of the purchase price in excess of the fair values assigned to the underlying identifiable net assets of acquired businesses. Goodwill is not amortized, but is subject to an annual impairment test. Tests are performed more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. These events or circumstances include, but are not limited to, a significant adverse change in the business environment, regulatory environment or legal factors, or a substantial decline in the market capitalization of our stock.
U.S. GAAP allows for impairment testing to be done on either a quantitative or qualitative basis. During 2022, we performed a qualitative assessment to determine if it is more likely than not that the fair value of our reporting units are less than their carrying values by evaluating relevant events and circumstances including financial performance, market conditions and share price. Based on this assessment, we concluded that the goodwill associated with our home health, hospice and high acuity care reporting units was not considered at risk of impairment as of October 31, 2022. In addition to the qualitative assessment, we also performed a quantitative analysis for our personal care reporting unit due to the decline in revenues resulting from staffing shortages using an income and market approach. Based on this analysis, we concluded that the goodwill associated with our personal care reporting unit was not considered at risk of impairment as of October 31, 2022. Since the date of our last goodwill impairment test, there have been no material developments, events, changes in operating performance or other circumstances that would cause management to believe it is more likely than not that the fair value of any of our reporting units would be less than their carrying amounts.
As of December 31, 2022, we had an other intangible assets balance of $101.2 million. Intangible assets consist of certificates of need, licenses, acquired names, non-compete agreements and technology. We amortize non-compete agreements and acquired names that we do not intend to use indefinitely on a straight-line basis over their estimated useful lives, which are generally two to three years for non-compete agreements and up to three years for acquired names. We amortize technology over its estimated useful service life, which is generally up to seven years. Our indefinite-lived intangible assets are reviewed for impairment annually or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the intangible asset below its carrying amount. We performed a qualitative assessment of our indefinite-lived intangible assets during 2022 and determined that there have been no material developments, events, changes in operating performance or other circumstances that would cause management to believe it is more likely than not that the fair value of any of our indefinite-lived intangible assets would be less than their carrying amounts.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from fluctuations in interest rates. Our Term Loan and Revolving Credit Facility carry a floating interest rate which is tied to the Eurodollar rate (i.e. LIBOR) and the Prime Rate, and therefore, our consolidated statements of operations and our consolidated statements of cash flows are exposed to changes in interest rates. Our Second Amended Credit Agreement provides for the replacement of LIBOR with the daily or term secured overnight financing rate ("SOFR") whenever LIBOR is discontinued. As of December 31, 2022, the total amount of outstanding debt subject to interest rate fluctuations was $435.9 million. A 1.0% interest rate change would cause interest expense to change by approximately $4.4 million annually, assuming the Company makes no principal repayments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Amedisys, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Amedisys, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 16, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of the non-contractual revenue adjustment estimates for Home Health and Hospice
As discussed in Note 2 to the consolidated financial statements, the Company determines the transaction price for revenue contracts based on gross charges for services provided, reduced by estimates for contractual and non-contractual revenue adjustments. Non-contractual revenue adjustments include discounts provided to self-pay, uninsured patients or other payors, adjustments resulting from payment reviews and adjustments arising from the Company’s inability to obtain appropriate billing documentation, authorizations or face-to-face documentation. Non-contractual revenue adjustments are recorded based on the Company’s historical collection experience, aged accounts receivable by payor and current industry conditions. The non-contractual revenue adjustments represent the difference between amounts billed and amounts the Company expects to collect based on its collection history with similar payors.
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
Baton Rouge, Louisiana
February 16, 2023

AMEDISYS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	As of December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$40,540	$42,694
Restricted cash	13,593	3,075
Patient accounts receivable	296,785	274,961
Prepaid expenses	11,628	10,356
Other current assets	26,415	25,598
Total current assets	388,961	356,684
Property and equipment, net of accumulated depreciation of $101,364 and $96,937	16,026	18,435
Operating lease right of use assets	102,856	101,257
Goodwill	1,287,399	1,196,090
Intangible assets, net of accumulated amortization of $14,604 and $19,900	101,167	111,190
Deferred income tax assets	—	289
Other assets	79,836	73,023
Total assets	$1,976,245	$1,856,968
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$43,735	$38,217
Payroll and employee benefits	125,387	141,001
Accrued expenses	137,390	150,836
Current portion of long-term obligations	15,496	12,995
Current portion of operating lease liabilities	33,521	31,233
Total current liabilities	355,529	374,282
Long-term obligations, less current portion	419,420	432,075
Operating lease liabilities, less current portion	69,504	69,309
Deferred income tax liabilities	20,411	—
Other long-term obligations	4,808	4,979
Total liabilities	869,672	880,645
Commitments and Contingencies – Note 12
Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized; 37,891,186 and 37,674,868 shares issued; and 32,518,278 and 32,509,969 shares outstanding	38	38
Additional paid-in capital	755,063	728,118
Treasury stock at cost, 5,372,908 and 5,164,899 shares of common stock	(461,200)	(435,868)
Retained earnings	757,672	639,063
Total Amedisys, Inc. stockholders’ equity	1,051,573	931,351
Noncontrolling interests	55,000	44,972
Total equity	1,106,573	976,323
Total liabilities and equity	$1,976,245	$1,856,968
The accompanying notes are an integral part of these consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	For the Years Ended December 31,
	2022	2021	2020
Net service revenue	$2,223,199	$2,214,112	$2,071,519
Other operating income	—	13,300	34,372
Cost of service, excluding depreciation and amortization	1,260,425	1,233,356	1,185,369
General and administrative expenses:
Salaries and benefits	508,791	474,718	449,448
Non-cash compensation	16,560	23,809	26,730
Other	228,707	212,713	192,122
Depreciation and amortization	24,935	30,901	28,802
Impairment charge	3,009	—	4,152
Operating expenses	2,042,427	1,975,497	1,886,623
Operating income	180,772	251,915	219,268
Other income (expense):
Interest income	178	49	292
Interest expense	(22,228)	(9,525)	(11,038)
Equity in (loss) earnings from equity method investments	(45)	4,949	3,966
Gain (loss) on equity method investments	—	31,098	(2,980)
Miscellaneous, net	1,567	1,745	1,311
Total other (expense) income, net	(20,528)	28,316	(8,449)
Income before income taxes	160,244	280,231	210,819
Income tax expense	(42,545)	(70,065)	(25,635)
Net income	117,699	210,166	185,184
Net loss (income) attributable to noncontrolling interests	910	(1,094)	(1,576)
Net income attributable to Amedisys, Inc.	$118,609	$209,072	$183,608
Basic earnings per common share:
Net income attributable to Amedisys, Inc. common stockholders	$3.65	$6.41	$5.64
Weighted average shares outstanding	32,517	32,642	32,559
Diluted earnings per common share:
Net income attributable to Amedisys, Inc. common stockholders	$3.63	$6.34	$5.52
Weighted average shares outstanding	32,653	32,972	33,268
The accompanying notes are an integral part of these consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	For the Years Ended December 31,
	2022	2021	2020
Net income	$117,699	$210,166	$185,184
Other comprehensive income	—	—	—
Comprehensive income	117,699	210,166	185,184
Comprehensive loss (income) attributable to non-controlling interests	910	(1,094)	(1,576)
Comprehensive income attributable to Amedisys, Inc.	$118,609	$209,072	$183,608
The accompanying notes are an integral part of these consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except common stock shares)

	Total	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests
		Shares	Amount
Balance, December 31, 2019	$641,513	36,638,021	$37	$645,256	$(251,241)	$15	$246,383	$1,063
Issuance of stock – employee stock purchase plan	3,562	21,561	—	3,562	—	—	—	—
Issuance of stock – 401(k) plan	3,057	18,312	—	3,057	—	—	—	—
Issuance/(cancellation) of non-vested stock	—	169,489	—	—	—	—	—	—
Exercise of stock options	6,325	622,829	1	6,324	—	—	—	—
Non-cash compensation	26,730	—	—	26,730	—	—	—	—
Surrendered shares	(54,493)	—	—	13,358	(67,851)	—	—	—
Noncontrolling interest distributions	(1,122)	—	—	—	—	—	—	(1,122)
Write-off of other comprehensive income	(15)	—	—	—	—	(15)	—	—
Net income	185,184	—	—	—	—	—	183,608	1,576
Balance, December 31, 2020	810,741	37,470,212	38	698,287	(319,092)	—	429,991	1,517
Issuance of stock – employee stock purchase plan	3,968	20,823	—	3,968	—	—	—	—
Issuance/(cancellation) of non-vested stock	—	151,365	—	—	—	—	—	—
Exercise of stock options	2,054	32,468	—	2,054	—	—	—	—
Non-cash compensation	23,809	—	—	23,809	—	—	—	—
Surrendered shares	(16,898)	—	—	—	(16,898)	—	—	—
Shares repurchased	(99,878)	—	—	—	(99,878)	—	—	—
Noncontrolling interest contributions	250	—	—	—	—	—	—	250
Noncontrolling interest distributions	(1,747)	—	—	—	—	—	—	(1,747)
Acquired noncontrolling interest	43,858	—	—	—	—	—	—	43,858
Net income	210,166	—	—	—	—	—	209,072	1,094
Balance, December 31, 2021	976,323	37,674,868	38	728,118	(435,868)	—	639,063	44,972
Issuance of stock – employee stock purchase plan	3,848	36,206	—	3,848	—	—	—	—
Issuance/(cancellation) of non-vested stock	—	142,477	—	—	—	—	—	—
Exercise of stock options	2,304	37,635	—	2,304	—	—	—	—
Non-cash compensation	16,560	—	—	16,560	—	—	—	—
Surrendered shares	(7,981)	—	—	—	(7,981)	—	—	—
Shares repurchased	(17,351)	—	—	—	(17,351)	—	—	—
Noncontrolling interest contributions	12,401	—	—	—	—	—	—	12,401
Noncontrolling interest distributions	(1,561)	—	—	—	—	—	—	(1,561)
Sale of noncontrolling interest	4,331	—	—	4,233	—	—	—	98
Net income	117,699	—	—	—	—	—	118,609	(910)
Balance, December 31, 2022	$1,106,573	37,891,186	$38	$755,063	$(461,200)	$—	$757,672	$55,000
The accompanying notes are an integral part of these consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the Years Ended December 31,
	2022	2021	2020
Cash Flows from Operating Activities:
Net income	$117,699	$210,166	$185,184
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,935	30,901	28,802
Non-cash compensation	16,560	23,809	26,730
Amortization and impairment of operating lease right of use assets	46,029	40,364	39,140
Loss (gain) on disposal of property and equipment	519	(124)	(30)
(Gain) loss on equity method investments	—	(31,098)	2,980
Write-off of other comprehensive income	—	—	(15)
Deferred income taxes	23,377	44,582	(26,560)
Equity in loss (earnings) from equity method investments	45	(4,949)	(3,966)
Amortization of deferred debt issuance costs/debt discount	991	917	869
Return on equity method investments	5,163	5,343	5,444
Impairment charge	3,009	—	4,152
Changes in operating assets and liabilities, net of impact of acquisitions:
Patient accounts receivable	(14,230)	(18,030)	2,114
Other current assets	(3,525)	(12,202)	(7,181)
Other assets	438	(1,017)	31
Accounts payable	4,894	(4,353)	1,941
Accrued expenses	(39,382)	(26,915)	39,839
Other long-term obligations	(8,822)	(28,796)	27,717
Operating lease liabilities	(41,175)	(36,645)	(34,695)
Operating lease right of use assets	(3,242)	(3,060)	(3,544)
Net cash provided by operating activities	133,283	188,893	288,952
Cash Flows from Investing Activities:
Proceeds from the sale of deferred compensation plan assets	252	135	101
Proceeds from the sale of property and equipment	66	144	80
Purchases of property and equipment	(6,165)	(6,302)	(5,332)
Investments in technology assets	(1,050)	(419)	—
Investment in equity method investee	(637)	(200)	(875)
Proceeds from sale of equity method investment	—	—	17,876
Purchase of cost method investment	(15,000)	(5,000)	—
Acquisitions of businesses, net of cash acquired	(71,952)	(269,965)	(298,958)
Net cash used in investing activities	(94,486)	(281,607)	(287,108)
Cash Flows from Financing Activities:
Proceeds from issuance of stock upon exercise of stock options	2,304	2,054	6,325
Proceeds from issuance of stock to employee stock purchase plan	3,848	3,968	3,562
Shares withheld to pay taxes on non-cash compensation	(7,981)	(16,898)	(54,493)
Noncontrolling interest contributions	3,501	250	—
Noncontrolling interest distributions	(1,561)	(1,747)	(1,122)
Proceeds from sale of noncontrolling interest	5,817	—	—
Proceeds from borrowings under term loan	—	290,312	—
Proceeds from borrowings under revolving line of credit	534,500	500,700	684,200
Repayments of borrowings under revolving line of credit	(534,500)	(551,700)	(703,200)
Principal payments of long-term obligations	(13,296)	(9,143)	(10,249)
Debt issuance costs	—	(2,792)	—
Provider relief fund advance	—	(60,000)	60,000
Purchase of company stock	(17,351)	(99,878)	—
Payment of accrued contingent consideration	(5,714)	—	—
Net cash (used in) provided by financing activities	(30,433)	55,126	(14,977)
Net increase (decrease) in cash, cash equivalents and restricted cash	8,364	(37,588)	(13,133)
Cash, cash equivalents and restricted cash at beginning of period	45,769	83,357	96,490
Cash, cash equivalents and restricted cash at end of period	$54,133	$45,769	$83,357

	For the Years Ended December 31,
	2022	2021	2020
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$14,939	$5,291	$6,207
Cash paid for Infinity ZPIC interest	$12,755	$—	$—
Cash paid for income taxes, net of refunds received	$24,013	$34,097	$50,721
Supplemental Disclosures of Non-Cash Activity:
Accrued contingent consideration	$19,195	$—	$—
Noncontrolling interest contribution	$8,900	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

1. NATURE OF OPERATIONS, CONSOLIDATION AND PRESENTATION OF FINANCIAL STATEMENTS
Amedisys, Inc., a Delaware corporation (together with its consolidated subsidiaries, referred to herein as “Amedisys,” “we,” “us,” or “our”), is a multi-state provider of home health, hospice, personal care and high acuity care services with approximately 74%, 75% and 75% of our consolidated net service revenue derived from Medicare for 2022, 2021 and 2020, respectively. As of December 31, 2022, we owned and operated 347 Medicare-certified home health care centers, 164 Medicare-certified hospice care centers, 13 personal-care care centers and 8 admitting high acuity care joint ventures in 37 states within the United States and the District of Columbia.
Recently Adopted Accounting Pronouncements
During 2021, the Company adopted Accounting Standards Update ("ASU") 2020-10, Codification Improvements, which included minor technical corrections and clarifications to improve consistency and clarify the application of various provisions of the codification by amending the codification to include all disclosure guidance in the appropriate disclosure sections and by amending and adding new headings, cross referencing to other guidance and refining or correcting terminology. Our adoption of this standard did not have a material effect on our consolidated financial statements.
During 2021, the Company adopted ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which was intended to increase transparency around financial reporting regarding government assistance by requiring disclosure of information about (1) the types of government assistance received, (2) an entity's accounting for the government assistance received and (3) the effect of the assistance on an entity's financial statements. The ASU was effective for annual periods beginning after December 15, 2021, with early adoption permitted. See Note 3 – Novel Coronavirus Pandemic ("COVID-19") for the disclosures associated with this standard.
During 2020, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which provided guidance for measuring credit losses on financial instruments. Our adoption of this standard did not have a material effect on our consolidated financial statements.
During 2020, the Company adopted ASU 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes, which eliminated certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating taxes during the interim periods and the recognition of deferred tax liabilities for outside basis differences. This guidance also simplified aspects of the accounting for franchise taxes, enacted changes in tax laws or rates and clarified the accounting for transactions that result in a step-up in the tax basis of goodwill. The guidance was effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. Our adoption of this standard on a prospective basis was not material to the Company’s consolidated financial statements.
Recently Issued Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. Generally Accepted Accounting Principles ("U.S. GAAP") to contract modifications and hedging relationships that reference the London Inter-Bank Offered Rate ("LIBOR") or another reference rate expected to be discontinued, subject to meeting certain criteria. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which adds implementation guidance to ASU 2020-04 to clarify certain optional expedients in Topic 848. The guidance in ASU 2020-04 and ASU 2021-01 was effective upon issuance and may generally be applied prospectively through December 31, 2022. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. These standards did not have an effect on our consolidated financial statements.
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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
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
We account for investments in entities in which we have the ability to exercise significant influence under the equity method if we hold 50% or less of the voting stock and the entity is not a VIE in which we are the primary beneficiary. The book value of investments that we account for under the equity method of accounting totaled $40.5 million and $48.1 million as of December 31, 2022 and 2021, respectively, and is reflected in other assets within our consolidated balance sheets.
We account for investments in entities in which we have less than 20% ownership interest under the cost method of accounting if we do not have the ability to exercise significant influence over the investee. During 2022, we made a $15.0 million investment in a home health benefit manager, which is accounted for under the cost method. During 2021, we made a $5.0 million investment in ConnectRN, a workforce optimization company, which is accounted for under the cost method. The book value of investments that we account for under the cost method of accounting was $20.0 million and $5.0 million as of December 31, 2022 and 2021, respectively, and is reflected in other assets within our consolidated balance sheets.
During the three-month period ended December 31, 2022, we sold a 49% interest in two of our home health care centers while maintaining a controlling interest in the newly formed joint venture. We are consolidating this joint venture. The total cash consideration received for the 49% noncontrolling interest was $1.9 million. In connection with the transaction, we recorded an after-tax gain of $1.4 million; this gain was recorded to additional paid-in capital within our consolidated balance sheet. During the three-month period ended September 30, 2022, we sold a 30% interest in two of our home health care centers while maintaining a controlling interest in the newly formed joint venture. We are consolidating this joint venture. The total cash consideration received for the 30% noncontrolling interest was $3.9 million. In connection with the transaction, we recorded an after-tax gain of $2.9 million; this gain was recorded to additional paid-in capital within our consolidated balance sheet.
During 2021, a third-party acquired a majority of the issued and outstanding membership interests of one of our equity method investments, Medalogix, for cash, with the remaining membership interests rolling over into a newly formed entity that includes Medalogix as well as another healthcare predictive data and analytics company. We rolled over 100% of our ownership interest in Medalogix to the newly formed entity, and in connection with this transaction, we recognized a $31.1 million gain based on the purchase price of Medalogix, which is reflected in gain on equity method investments within our consolidated statements of operations.
In connection with the acquisition of Contessa Health ("Contessa") on August 1, 2021, we obtained interests in several joint ventures with health system partners and a professional corporation that employs clinicians. Each of these entities meets the criteria to be classified as a VIE. As of December 31, 2022, we are consolidating all of our admitting joint ventures with health system partners as well as the professional corporation as we have concluded that we are the primary beneficiary of these VIEs. We have management agreements in place with each of these entities whereby we manage the entities and run the day-to-day operations. As such, we possess the power to direct the activities that most significantly impact the economic performance of the VIEs. The significant activities include, but are not limited to, negotiating provider and payor contracts, establishing patient care policies and protocols, making employment and compensation decisions, developing the operating and capital budgets, performing marketing activities and providing accounting support. We also have the obligation to absorb any expected losses and the right to receive benefits. Additionally, from time to time we may be required to provide joint venture funding. Our high acuity care segment also includes two non-admitting joint ventures with health system partners that are accounted for under the equity method of accounting. Operations of one of these joint ventures have ceased, and we are currently awaiting claims runout to complete financial reconciliations with our health plan partner; we recorded a $3.0 million impairment charge related to our investment in this joint venture during the three-month period ended September 30, 2022.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
The terms of the agreements with each VIE prohibit us from using the assets of the VIE to satisfy the obligations of other entities. The carrying amount of the VIEs’ assets and liabilities included in our consolidated balance sheets are as follows (amounts in millions):

	As of December 31, 2022	As of December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$15.6	$3.1
Patient accounts receivable	6.1	2.4
Other current assets	0.6	0.1
Total current assets	22.3	5.6
Property and equipment	0.1	0.1
Operating lease right of use assets	0.1	—
Goodwill	8.5	—
Intangible assets	0.4	—
Other assets	0.2	—
Total assets	$31.6	$5.7
LIABILITIES
Current liabilities:
Accounts payable	$0.1	$—
Payroll and employee benefits	0.5	0.3
Accrued expenses	5.8	3.4
Operating lease liabilities	0.1	—
Current portion of long-term obligations	0.2	0.8
Total liabilities	$6.7	$4.5
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
December 31, 2022
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
Non-contractual revenue adjustments are recorded for self-pay, uninsured patients and other payors by major payor class based on our historical collection experience, aged accounts receivable by payor and current industry conditions. The non-contractual revenue adjustments represent the difference between amounts billed and amounts we expect to collect based on our collection history with similar payors. We assess our ability to collect for the healthcare services provided at the time of patient admission based on our verification of the patient's insurance coverage under Medicare, Medicaid, and other commercial or managed care insurance programs. Medicare represents approximately 74% of our consolidated net service revenue.
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
Revenue by payor class as a percentage of total net service revenue is as follows:

	As of December 31,
	2022	2021	2020
Home Health:
Medicare	40%	41%	41%
Non-Medicare - Episodic-based	8%	8%	7%
Non-Medicare - Non-episodic based	13%	12%	13%
Hospice:
Medicare	33%	34%	34%
Non-Medicare	2%	2%	2%
Personal Care	3%	3%	3%
High Acuity Care (1)	1%	—%	—%
	100%	100%	100%
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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
Net service revenue is recorded based on the established Federal Medicare home health payment rate for a 30-day period of care. ASC 606 notes that if an entity has a right to consideration from a customer in an amount that corresponds directly with the value of the entity’s performance completed to date, the entity may recognize revenue in the amount to which the entity has a right to invoice. We have elected to apply the "right to invoice" practical expedient, and therefore, our revenue recognition is based on the reimbursement we are entitled to for each 30-day period of care. We utilize our historical average length of stay for each 30-day period of care as the measure of progress towards the satisfaction of our performance obligation.
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
During 2020, 20% of the reimbursement from each Medicare 30-day payment period was billed near the start of each 30-day period of care, referred to as a request for anticipated payment ("RAP"), and cash was typically received before all services were rendered. Any cash received from Medicare for a RAP for a 30-day period of care that exceeded the associated revenue earned was recorded to accrued expenses within our consolidated balance sheets. CMS fully eliminated all upfront payments associated with RAPs effective January 1, 2021. Effective January 1, 2022, CMS implemented a new one-time Notice of Admission ("NOA") process. The NOA process requires a one-time submission that establishes the home health period of care and covers all contiguous 30-day periods of care until the patient is discharged from Medicare home health services. If the NOA is not submitted timely, a payment reduction will be applied equal to 1/30 of the payment amount for each day from the home health start of care date until the date the NOA is submitted.
Non-Medicare Revenue
Payments from non-Medicare payors are either a percentage of Medicare rates, per-visit rates or case rates depending upon the terms and conditions established with such payors. Approximately 30% of our managed care contract volume affords us the opportunity to receive additional payments if we achieve certain quality or process metrics as defined in each contract (e.g. star ratings and acute-care hospitalization rates).
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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
price. We receive a minimal amount of our net service revenue from patients who are either self-insured or are obligated for an insurance co-payment.
Under our case rate contracts, we may receive reimbursement before all services are rendered. Any cash received that exceeds the associated revenue earned is recorded to deferred revenue in accrued expenses within our consolidated balance sheets.
Hospice Revenue Recognition
Hospice Medicare Revenue
Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the estimated payment rates. The estimated payment rates are predetermined daily or hourly rates for each of the four levels of care we deliver. The four levels of care are routine care, general inpatient care, continuous home care and respite care. Routine care accounted for 97% of our total Medicare hospice service revenue for each of 2022, 2021 and 2020, respectively. There are two separate payment rates for routine care: payments for the first 60 days of care and care beyond 60 days. In addition to the two routine rates, we may also receive a service intensity add-on (“SIA”). The SIA is based on visits made in the last seven days of life by a registered nurse or medical social worker for patients in a routine level of care.
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
Additionally, our hospice service revenue is subject to certain limitations on payments from Medicare which are considered variable consideration. We are subject to an inpatient cap limit and an overall Medicare payment cap for each provider number. We monitor these caps on a provider-by-provider basis and estimate amounts due back to Medicare if we estimate a cap has been exceeded. We record these adjustments as a reduction to revenue and an increase in accrued expenses within our consolidated balance sheets. Providers are required to self-report and pay their estimated cap liability by February 28th of the following year. As of December 31, 2022, we have recorded $4.3 million for estimated amounts due back to Medicare in accrued expenses for the Federal cap years ended October 31, 2016 through September 30, 2023. As of December 31, 2021, we had recorded $4.5 million for estimated amounts due back to Medicare in accrued expenses for the Federal cap years ended October 31, 2016 through September 30, 2022.
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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
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
Government Grants
We account for government grants in accordance with ASU 2021-10, Government Assistance (Topic 832), by applying the grant model in accordance with International Accounting Standard ("IAS") 20, Accounting for Government Grants and Disclosure of Government Assistance, and as such, we recognize grant income on a systematic basis in line with the recognition of expenses or the loss of revenues for which the grants are intended to compensate. We recognize grants once both of the following conditions are met: (1) we are able to comply with the relevant conditions of the grant and (2) the grant will be received. See Note 3 – Novel Coronavirus Pandemic ("COVID-19") for additional information on our accounting for government funds received under the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") and the Mass Home Care ASAP COVID-19 Provider Sustainability Program.
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include certificates of deposit and all highly liquid debt instruments with maturities of three months or less when purchased. Restricted cash includes cash that is not available for ordinary business use. As of December 31, 2022 and 2021, we had $13.6 million and $3.1 million, respectively, classified as restricted cash related to funds placed into escrow accounts in connection with the indemnity, closing payment and other provisions within the purchase agreements of our acquisitions. The increase in restricted cash from December 31, 2021 to December 31, 2022 is related to our acquisitions of Evolution Health, LLC ("Evolution") and Assisted Care Home Health, Inc. and RH Homecare Services, LLC ("Assisted Care") on April 1, 2022. See Note 4 – Acquisitions for additional information.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
The following table summarizes the balances related to our cash, cash equivalents and restricted cash (amounts in millions):

	As of December 31,
	2022	2021
Cash and cash equivalents	$40.5	$42.7
Restricted cash	13.6	3.1
Cash, cash equivalents and restricted cash	$54.1	$45.8
Patient Accounts Receivable
We report accounts receivable from services rendered at their estimated transaction price, which includes contractual and non-contractual revenue adjustments based on the amounts expected to be due from payors. Our patient accounts receivable are uncollateralized and consist of amounts due from Medicare, Medicaid, other third-party payors and patients. Our non-Medicare third-party payor base is comprised of a diverse group of payors that are geographically dispersed across the country. As of December 31, 2022, there is no single payor, other than Medicare, that accounts for more than 10% of our total outstanding patient receivables. Thus, we believe there are no other significant concentrations of receivables that would subject us to any significant credit risk in the collection of our patient accounts receivable. We write off accounts on a monthly basis once we have exhausted our collection efforts and deem an account to be uncollectible. We believe the collectability risk associated with our Medicare accounts, which represented 67% and 68% of our net patient accounts receivable at December 31, 2022 and 2021, respectively, is limited due to our historical collection rate of over 99% from Medicare and the fact that Medicare is a U.S. government payor.
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
Property and Equipment
Property and equipment is stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets or life of the lease, if shorter. Additionally, we have internally developed computer software for our own use. Additions and improvements (including interest costs for construction of qualifying long-lived assets) are capitalized. Maintenance and repair expenses are charged to expense as incurred. The cost of property and equipment sold or disposed of and the related accumulated depreciation are eliminated from the property and equipment and related accumulated depreciation accounts, and any gain or loss is credited or charged to other general and administrative expenses.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
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
We generally provide for depreciation over the following estimated useful service lives.

Years
Buildings	39
Leasehold improvements	Lesser of lease term or expected useful life
Equipment and furniture	3 to 7
Vehicles	3 to 5
Computer software	2 to 7
Finance leases	3

The following table summarizes the balances related to our property and equipment for 2022 and 2021 (amounts in millions):

	As of December 31,
	2022	2021
Buildings and leasehold improvements	$9.7	$9.1
Equipment and furniture	56.9	54.7
Finance leases	4.1	4.5
Computer software	46.7	47.0
	117.4	115.3
Less: Accumulated depreciation	(101.4)	(96.9)
	$16.0	$18.4
Depreciation expense for 2022, 2021 and 2020 was $11.5 million, $12.1 million and $12.1 million, respectively.
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
Goodwill and Other Intangible Assets
As of December 31, 2022, we had a goodwill balance of $1,287.4 million. Goodwill represents the amount of the purchase price in excess of the fair values assigned to the underlying identifiable net assets of acquired businesses. Goodwill is not amortized, but is subject to an annual impairment test. Tests are performed more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. These events or circumstances include, but are not limited to, a significant adverse change in the business environment, regulatory environment or legal factors, or a substantial decline in the market capitalization of our stock.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
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
During 2022, we performed a qualitative assessment to determine if it is more likely than not that the fair value of our reporting units are less than their carrying values by evaluating relevant events and circumstances including financial performance, market conditions and share price. Based on this assessment, we concluded that the goodwill associated with our home health, hospice and high acuity care reporting units was not considered at risk of impairment as of October 31, 2022. In addition to the qualitative assessment, we also performed a quantitative analysis for our personal care reporting unit due to the decline in revenues resulting from staffing shortages using an income and market approach. Based on this analysis, we concluded that the goodwill associated with our personal care reporting unit was not considered at risk of impairment as of October 31, 2022. Since the date of our last goodwill impairment analysis, there have been no material developments, events, changes in operating performance or other circumstances that would cause management to believe it is more likely than not that the fair value of any of our reporting units would be less than their carrying amounts.
As of December 31, 2022, we had an other intangibles assets balance of $101.2 million. Intangible assets consist of certificates of need, licenses, acquired names, non-compete agreements and technology. We amortize non-compete agreements and acquired names that we do not intend to use indefinitely on a straight-line basis over their estimated useful lives, which are generally two to three years for non-compete agreements and up to three years for acquired names. We amortize technology over its estimated useful service life, which is generally up to seven years. Our indefinite-lived intangible assets are reviewed for impairment annually or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the intangible asset below its carrying amount. We performed a qualitative assessment of our indefinite-lived intangible assets during 2022 and determined that there have been no material developments, events, changes in operating performance or other circumstances that would cause management to believe it is more likely than not that the fair value of any of our indefinite-lived intangible assets would be less than their carrying amounts.
Debt Issuance Costs
During 2021, we recorded $2.8 million in deferred debt issuance costs as a reduction to long-term obligations, less current portion in our consolidated balance sheet in connection with our entry into the Second Amended Credit Agreement (See Note 9 - Long-Term Obligations). As of December 31, 2022 and 2021, we had unamortized debt issuance costs of $3.5 million and $4.5 million, respectively, recorded as a reduction to long-term obligations, less current portion in our accompanying consolidated balance sheets. We amortize deferred debt issuance costs related to our long-term obligations over the term of the obligation through interest expense, unless the debt is extinguished, in which case unamortized balances are immediately expensed. The unamortized debt issuance costs of $3.5 million at December 31, 2022 will be amortized over a weighted-average amortization period of 3.6 years.
Fair Value of Financial Instruments
The following details our financial instruments where the carrying value and the fair value differ (amounts in millions):

		Fair Value at Reporting Date Using
Financial Instrument	Carrying Value as of December 31, 2022	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term obligations	$436.1	$—	$428.6	$—
The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. The three levels of inputs are as follows:
•Level 1 – Quoted prices in active markets for identical assets and liabilities.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
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
Income Taxes
We use the asset and liability approach for measuring deferred tax assets and liabilities based on temporary differences existing at each balance sheet date using currently enacted tax rates. Our deferred tax calculation requires us to make certain estimates about future operations. Deferred tax assets are reduced by a valuation allowance when we believe it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect of a change in tax rate is recognized as income or expense in the period that includes the enactment date. As of December 31, 2022, we had net deferred tax liabilities of $20.4 million. As of December 31, 2021, we had net deferred tax assets of $0.3 million.
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
Share-Based Compensation
We record all share-based compensation as expense in the financial statements measured at the fair value of the award. We recognize compensation cost on a straight-line basis over the requisite service period for each separately vesting portion of the award. Share-based compensation expense for 2022, 2021 and 2020 was $16.6 million, $23.8 million and $26.7 million, respectively, and the total income tax benefit recognized for these expenses was $4.3 million, $6.0 million and $4.7 million, respectively, prior to the application of the income tax compensation rules under Internal Revenue Code section 162(m) ("162(m)"). As of December 31, 2022, the income tax benefit recognized for the three-year period was reduced by a cumulative $2.7 million, pursuant to 162(m).
Weighted-Average Shares Outstanding.
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

	For the Years Ended December 31,
	2022	2021	2020
Weighted average number of shares outstanding – basic	32,517	32,642	32,559
Effect of dilutive securities:
Stock options	39	122	420
Non-vested stock and stock units	97	208	289
Weighted average number of shares outstanding – diluted	32,653	32,972	33,268
Anti-dilutive securities	303	114	25
Advertising Costs
We expense advertising costs as incurred. Advertising expense for 2022, 2021 and 2020 was $7.3 million, $7.4 million and $6.5 million, respectively.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
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
$106.8
The CARES Act also provided for the temporary suspension of the automatic 2% reduction of Medicare claim reimbursements ("sequestration") for the period May 1, 2020 through December 31, 2020. During 2020 and 2021, Congress passed additional COVID-19 relief legislation which extended the 2% suspension of sequestration through March 31, 2022; sequestration was reinstated as a 1% reduction to Medicare claim reimbursements effective April 1, 2022 and a 2% reduction to Medicare claim reimbursements effective July 1, 2022. We recognized benefits to net service revenue totaling $13 million, $36 million and $23 million during 2022, 2021 and 2020, respectively.
Additionally, the CARES Act provided for the deferral of the employer share of social security tax (6.2%), effective for payments due after the enactment date through December 31, 2020. During 2020, we deferred approximately $55 million of social security taxes. Approximately $27 million was paid during December 2021; the remaining balance was paid during December 2022.
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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
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
2022 Acquisitions
On March 23, 2022, we entered into a transaction with one of our high acuity care health system partners in which we contributed cash and our health system partner contributed its home health operations to one of our existing high acuity care joint ventures. As a result of this transaction, we recorded goodwill of $8.5 million, other intangibles of $0.4 million (certificate of need and licenses) and noncontrolling interest of $8.9 million within our consolidated balance sheet. The fair value of noncontrolling interest was determined using an income approach and a market approach.
On April 1, 2022, we acquired 15 home health care centers from Evolution Health, LLC, a division of Envision Healthcare, doing business as Guardian Healthcare, Gem City, and Care Connection of Cincinnati ("Evolution"), for an estimated purchase price of $67.8 million. A portion of the purchase price ($51.1 million) was paid to the seller with cash on hand and proceeds from borrowings under our Revolving Credit Facility. The remainder ($16.7 million) was placed into an escrow account in accordance with the closing payment, indemnity and other provisions within the purchase agreement and recorded as restricted cash within our consolidated balance sheet. Corresponding liabilities were also recorded to accrued expenses and other long-term obligations within our consolidated balance sheet related to these contingent consideration arrangements.
Of the total $16.7 million placed into escrow, $1.0 million was set aside for the closing payment adjustment. The closing payment calculated on the acquisition date included estimates for cash, working capital and various other items. Under the purchase agreement, the purchase price was subject to an adjustment for any differences between estimated amounts included in the closing payment and actual amounts at close. The closing payment adjustment, which was finalized during the three-month period ended September 30, 2022, decreased the purchase price by $1.3 million from $67.8 million to $66.5 million. The remaining $15.7 million placed into escrow relates to certain outstanding matters existing as of the acquisition date as well as potential losses the Company may incur for which the seller has an obligation to indemnify the Company. This amount will either be paid to third parties as outstanding matters are resolved or to the seller at certain intervals in the future. As of December 31, 2022, $5.7 million of the $16.7 million has been released from escrow.
We expect $15 million of goodwill recorded for this acquisition to be deductible for income tax purposes over approximately 15 years.
Evolution contributed $29.4 million in net service revenue and an operating loss of $5.3 million during the year ended December 31, 2022.
The Company is in the process of reviewing the fair value of the assets acquired and liabilities assumed. During the post-acquisition period ended December 31, 2022, total assets acquired decreased by $2.1 million (primarily patient accounts receivable and property and equipment) and total liabilities assumed (specifically, the deferred income tax liability) decreased by $0.3 million as a result of our review. These adjustments, combined with the closing payment adjustment of $1.3 million described above, resulted in a $0.5 million increase in goodwill. Based on the Company's preliminary valuation, which may be revised as additional information becomes available during the measurement period, the total consideration of $66.5 million has been allocated to assets acquired and liabilities assumed as of the acquisition date as follows (amounts in millions):

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Amount
ASSETS
Patient accounts receivable	$7.6
Prepaid expenses	0.2
Other current assets	0.1
Property and equipment	1.9
Operating lease right of use assets	3.2
Intangible assets (licenses)	1.3
Other assets	0.1
Total assets acquired	$14.4
LIABILITIES
Accounts payable	$(0.8)
Payroll and employee benefits	(2.7)
Accrued expenses	(2.4)
Operating lease liabilities	(2.8)
Deferred income tax liability	(0.1)
Current portion of long-term obligations	(0.6)
Total liabilities assumed	(9.4)
Net identifiable assets acquired	$5.0
Goodwill	61.5
Total consideration	$66.5

On April 1, 2022, we acquired two home health locations from AssistedCare Home Health, Inc. and RH Homecare Services, LLC, doing business as AssistedCare Home Health and AssistedCare of the Carolinas ("AssistedCare"), respectively, for a purchase price of $24.7 million. A portion of the purchase price ($22.2 million) was paid to the seller with cash on hand and proceeds from borrowings under our Revolving Credit Facility. The remainder ($2.5 million) was placed into an escrow account in accordance with the indemnity provisions within the purchase agreement and is reflected in restricted cash within our consolidated balance sheet. A corresponding liability was also recorded to other long-term obligations within our consolidated balance sheet related to this contingent consideration arrangement. The $2.5 million will either be paid to third parties or to the seller at certain intervals in the future.
Based on the Company's preliminary valuation, we recorded goodwill of $24.0 million and other intangibles of $0.7 million in connection with the acquisition. Intangible assets acquired include licenses ($0.5 million), certificates of need ($0.2 million) and acquired names (less than $0.1 million). The acquired names will be amortized over a weighted average period of one year.
We expect the entire amount of goodwill recorded for this acquisition to be deductible for income tax purposes over approximately 15 years.
AssistedCare contributed $6.1 million in net service revenue and operating income of $0.8 million during the year ended December 31, 2022.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
The Company has finalized its valuation of the assets acquired, liabilities assumed and noncontrolling interests. During the year ended December 31, 2022, the deferred income tax liability was adjusted downward by $2.8 million resulting in a $2.8 million decrease in goodwill. The total consideration of $241.3 million has been allocated to assets acquired, liabilities assumed and noncontrolling interests as of the acquisition date as follows (amounts in millions):

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
Contessa contributed $18.5 million in net service revenue and an operating loss of $39.1 million (inclusive of technology intangibles amortization totaling $3.0 million) during the year ended December 31, 2022 and $3.5 million in net service revenue and an operating loss of $10.3 million (inclusive of technology intangibles amortization totaling $1.2 million) during the year ended December 31, 2021.
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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

5. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
During 2022, 2021 and 2020, we did not record any goodwill impairment charges as a result of our annual impairment test and none of the goodwill associated with our reporting units was considered impaired as of October 31st of each respective year (the date of our annual goodwill impairment test). Since the date of our last annual goodwill impairment test, there have been no material developments, events, changes in operating performance or other circumstances that would cause management to believe it is more likely than not that the fair value of any of our reporting units would be less than their carrying amounts.
The following table summarizes the activity related to our goodwill for 2022 and 2021 (amounts in millions):

	Goodwill
	Home Health	Hospice	Personal Care	High Acuity Care	Total
Balances at December 31, 2020 (1)	$90.4	$799.2	$43.1	$—	$932.7
Additions	27.8	1.7	—	233.9	263.4
Balances at December 31, 2021	118.2	800.9	43.1	233.9	1,196.1
Additions	85.6	—	—	8.5	94.1
Adjustments (2)	—	—	—	(2.8)	(2.8)
Balances at December 31, 2022	$203.8	$800.9	$43.1	$239.6	$1,287.4
(1)Net of prior years' accumulated impairment losses of $733.7 million, which is inclusive of write-offs related to the sale and closure of care centers.
(2)The Company finalized its valuation of the assets acquired, liabilities assumed and noncontrolling interests in connection with the acquisition of Contessa on August 1, 2021. See Note 4 – Acquisitions for additional information.
Other Intangible Assets, Net
During 2022 and 2021, we did not record any impairment charges related to our other intangible assets.
The following table summarizes the activity related to our other intangible assets, net for 2022 and 2021 (amounts in millions):

	Other Intangible Assets, Net
	Certificates of Need and Licenses	Acquired Names -Unamortizable	Acquired Names -Amortizable	Non-Compete Agreements (3)	Technology (3)	Total
Balances at December 31, 2020 (1)	$47.0	$13.9	$5.5	$7.8	$—	$74.2
Additions	0.8	28.3	—	6.2	20.2	55.5
Reclass to amortizable intangible	—	(6.6)	6.6	—	—	—
Amortization (2)	(0.7)	—	(9.0)	(7.6)	(1.2)	(18.5)
Balances at December 31, 2021	47.1	35.6	3.1	6.4	19.0	111.2
Additions	2.4	—	—	—	1.1	3.5
Amortization (2)	(2.8)	—	(3.1)	(4.6)	(3.0)	(13.5)
Balances at December 31, 2022	$46.7	$35.6	$—	$1.8	$17.1	$101.2
(1)Net of prior years' accumulated amortization of $11.5 million for acquired names and $9.0 million for non-compete agreements.
(2)Amortization of certificates of need and licenses is related to care centers that were closed during 2021 and 2022.
(3)The weighted average remaining amortization period of our amortizable non-compete agreements and technology is 0.6 years and 5.6 years, respectively.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
The estimated aggregate amortization expense related to intangible assets for each of the five succeeding years is as follows (amounts in millions):

Intangible Asset Amortization
2023	$4.8
2024	3.0
2025	3.0
2026	3.0
2027	3.0
$16.8
See Note 4 – Acquisitions for further details on additions to goodwill and other intangible assets, net.

6. ASSETS HELD FOR SALE
On February 10, 2023, we signed a definitive agreement to sell our personal care business (excluding the Florida operations) for a purchase price of $50 million. The divestment is expected to close during the second quarter of 2023.
The carrying amount of the assets and liabilities associated with our personal care reporting unit (which approximate fair value) included in our consolidated balance sheets are as follows (amounts in millions):

	As of December 31, 2022	As of December 31, 2021
ASSETS
Current assets:
Patient accounts receivable	$9.6	$8.7
Prepaid expenses	0.1	0.1
Other current assets	9.7	8.8
Property and equipment	0.1	0.2
Operating lease right of use assets	2.5	2.8
Goodwill	43.1	43.1
Intangible assets	—	1.8
Total assets	$55.4	$56.7
LIABILITIES
Current liabilities:
Accounts payable	$0.4	$0.3
Payroll and employee benefits	0.6	2.5
Accrued expenses	1.8	0.1
Current portion of operating lease liabilities	0.6	0.7
Total current liabilities	3.4	3.6
Operating lease liabilities, less current portion	1.9	2.2
Total liabilities	$5.3	$5.8

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
7. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS
Additional information regarding certain balance sheet accounts is presented below (amounts in millions):

	As of December 31,
	2022	2021
Other current assets:
Payroll tax escrow	$7.6	$7.9
Income tax receivable	8.8	8.2
Due from joint ventures	3.6	3.9
Other	6.4	5.6
	$26.4	$25.6
Other assets:
Workers’ compensation deposits	$0.3	$0.3
Health insurance deposits	0.9	0.9
Other miscellaneous deposits	1.0	1.1
Indemnity receivable	13.6	13.6
Equity method investments	40.5	48.1
Cost method investments	20.0	5.0
Other	3.5	4.0
	$79.8	$73.0
Accrued expenses:
Health insurance	$16.2	$16.2
Workers’ compensation	40.6	40.3
Florida ZPIC audit, gross liability	—	17.4
Legal settlements and other audits	32.1	27.5
Charity care	1.9	1.4
Estimated Medicare cap liability	4.3	4.5
Hospice accruals (room and board, general in-patient and other)	19.1	23.6
Patient and payor liabilities	6.7	6.0
Accrued contingent consideration	10.5	—
Accrued interest	0.2	8.1
Other	5.8	5.8
	$137.4	$150.8
Other long-term obligations:
Reserve for uncertain tax positions	$—	$3.4
Deferred compensation plan liability	0.6	1.0
Accrued contingent consideration	3.2	—
Other	1.0	0.6
	$4.8	$5.0

8. LEASES
We determine whether an arrangement is a lease at inception. We have operating leases, primarily for offices and fleet, that expire at various dates over the next seven years. We have finance leases covering certain office equipment that expire at various dates over the next three years. Our leases do not contain any restrictive covenants.

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
December 31, 2022
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

The components of lease cost for the years ended December 31, 2022 and 2021 are as follows (amounts in millions):

	For the Years Ended December 31,
	2022	2021
Operating lease cost:
Operating lease cost	$43.9	$40.3
Impairment of operating lease ROU assets	2.1	0.1
Total operating lease cost	46.0	40.4

Finance lease cost:
Loss on termination	0.5	—
Amortization of ROU assets	1.8	2.0
Interest on lease liabilities	0.1	0.1
Total finance lease cost	2.4	2.1

Variable lease cost	3.4	3.3
Short-term lease cost	—	—
Total lease cost	$51.8	$45.8

Amounts reported in the consolidated balance sheets as of December 31, 2022 and 2021 for our operating leases are as follows (amounts in millions):

	As of December 31,
	2022	2021
Operating lease ROU assets	$102.9	$101.3

Current portion of operating lease liabilities	33.5	31.2
Operating lease liabilities, less current portion	69.5	69.3
Total operating lease liabilities	$103.0	$100.5

Amounts reported in the consolidated balance sheets as of December 31, 2022 and 2021 for finance leases are included in the table below. The finance lease ROU assets are recorded within property and equipment, net of accumulated depreciation within our consolidated balance sheets. The finance lease liabilities are recorded within current portion of long-term obligations and long-term obligations, less current portion within our consolidated balance sheets.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

	As of December 31,
	2022	2021
Finance lease ROU assets	$4.1	$4.5
Accumulated amortization	(1.8)	(2.8)
Finance lease ROU assets, net	$2.3	$1.7

Current installments of obligations under finance leases	$1.2	$0.9
Long-term portion of obligations under finance leases	1.1	0.7
Total finance lease liabilities	$2.3	$1.6

Supplemental cash flow information and non-cash activity related to our leases are as follows (amounts in millions):

	For the Years Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities and ROU assets:
Operating cash flow from operating leases	$(44.4)	$(39.7)
Financing cash flow from finance leases	(1.5)	(2.0)

ROU assets obtained in exchange for lease obligations:
Operating leases	$45.1	$46.1
Finance leases	2.1	0.9

Reductions to ROU assets resulting from reductions to lease obligations:
Operating leases	$(4.2)	$(1.7)
Finance leases	(0.6)	—

Amounts disclosed for ROU assets obtained in exchange for lease obligations include amounts added to the carrying amount of ROU assets resulting from lease modifications and reassessments.

Weighted average remaining lease terms and discount rates for our leases as of December 31, 2022 and 2021 are as follows:

	As of December 31,
	2022	2021
Weighted average remaining lease term (years):
Operating leases	3.5	3.7
Finance leases	2.1	1.7

Weighted average discount rate:
Operating leases	3.4%	2.7%
Finance leases	5.3%	5.2%

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
Maturities of lease liabilities as of December 31, 2022 are as follows (amounts in millions):

	Operating Leases	Finance Leases
2023	$36.1	$1.2
2024	30.9	0.9
2025	20.8	0.3
2026	12.7	—
2027	6.7	—
Thereafter	2.4	—
Total undiscounted lease payments	109.6	2.4
Less: Imputed interest	(6.6)	(0.1)
Total lease liabilities	$103.0	$2.3

9. LONG-TERM OBLIGATIONS
Long-term debt consists of the following for the periods indicated (amounts in millions):

	As of December 31,
	2022	2021
$450.0 million Term Loan; interest rate at Base Rate plus Applicable Rate or Eurodollar Rate plus Applicable Rate (5.9% at December 31, 2022); due July 30, 2026	$435.9	$447.2
$550.0 million Revolving Credit Facility; interest only payments; interest rate at Base Rate plus Applicable Rate or Eurodollar Rate plus Applicable Rate; due July 30, 2026	—	—
Promissory notes	0.2	0.8
Finance leases	2.3	1.6
Principal amount of long-term obligations	438.4	449.6
Deferred debt issuance costs	(3.5)	(4.5)
	434.9	445.1
Current portion of long-term obligations	(15.5)	(13.0)
Long-term obligations, less current portion	$419.4	$432.1
Maturities of debt as of December 31, 2022 are as follows (amounts in millions):

Long-term obligations
2023	$15.5
2024	23.3
2025	22.7
2026	376.9
2027	—
$438.4
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
December 31, 2022
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
The loans issued under the Amended Credit Facility bear interest on a per annum basis, at our election, at either: (i) the Base Rate plus the Applicable Rate or (ii) the Eurodollar Rate plus the Applicable Rate. The “Base Rate” means a fluctuating rate per annum equal to the highest of (a) the federal funds rate plus 0.50% per annum, (b) the prime rate of interest established by the Administrative Agent, and (c) the Eurodollar Rate plus 1% per annum. The “Eurodollar Rate” means the quoted rate per annum equal to the London Interbank Offered Rate ("LIBOR") or a comparable successor rate approved by the Administrative Agent for an interest period of one, three or six months (as selected by us). The “Applicable Rate” is based on the consolidated leverage ratio and is presented in the table below. As of December 31, 2022, the Applicable Rate is 0.50% per annum for Base Rate Loans and 1.50% per annum for Eurodollar Rate Loans. Our Second Amended Credit Agreement provides for the replacement of LIBOR with the daily or term secured overnight financing rate ("SOFR") whenever LIBOR is discontinued. We are also subject to a commitment fee and letter of credit fee under the terms of the Second Amended Credit Agreement, as presented in the table below.

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
The Second Amended Credit Agreement requires maintenance of two financial covenants: (i) a consolidated leverage ratio of funded indebtedness to Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), as defined in the Second Amended Credit Agreement, and (ii) a consolidated interest coverage ratio of EBITDA to cash interest charges, as defined in the Second Amended Credit Agreement. Each of these covenants is calculated over rolling four-quarter periods and also is subject to certain exceptions and baskets. The Second Amended Credit Agreement also contains customary covenants,

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
including, but not limited to, restrictions on: incurrence of liens, incurrence of additional debt, sales of assets and other fundamental corporate changes, investments and declarations of dividends. These covenants contain customary exclusions and baskets as detailed in the Second Amended Credit Agreement. In connection with our entry into the Second Amended Credit Agreement during the year ended December 31, 2021, we recorded $2.8 million in deferred debt issuance costs as long-term obligations, less current portion within our consolidated balance sheet.
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
Our weighted average interest rate for borrowings under our Amended Term Loan Facility was 3.2% for the year ended December 31, 2022 and 1.6% for the year ended December 31, 2021. Our weighted average interest rate for borrowings under our $550.0 million Revolving Credit Facility was 3.4% for the year ended December 31, 2022 and 1.9% for the year ended December 31, 2021.
As of December 31, 2022, our consolidated leverage ratio was 1.7, our consolidated interest coverage ratio was 11.6 and we are in compliance with our covenants under the Second Amended Credit Agreement. In the event we are not in compliance with our debt covenants in the future, we would pursue various alternatives in an attempt to successfully resolve the non-compliance, which might include, among other things, seeking debt covenant waivers or amendments.
As of December 31, 2022, our availability under our $550.0 million Revolving Credit Facility was $520.4 million as we have no outstanding borrowings and $29.6 million outstanding in letters of credit.
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
Promissory Notes
Our outstanding promissory note totaling $0.2 million, obtained through the acquisition of Contessa on August 1, 2021, bears an interest rate of 6.5%.
Finance Leases
Our outstanding finance leases totaling $2.3 million relate to leased equipment and bear interest rates ranging from 2.1% to 5.3%.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
10. INCOME TAXES
Income taxes attributable to continuing operations consist of the following (amounts in millions):

	For the Years Ended December 31,
	2022	2021	2020
Current income tax expense/(benefit):
Federal	$12.2	$20.3	$41.6
State and local	7.0	5.2	10.6
	19.2	25.5	52.2
Deferred income tax expense/(benefit):
Federal	20.4	35.9	(22.5)
State and local	2.9	8.7	(4.1)
	23.3	44.6	(26.6)
Income tax expense	$42.5	$70.1	$25.6

Total income tax expense for the years ended December 31, 2022, 2021 and 2020 was allocated as follows (amounts in millions):

	For the Years Ended December 31,
	2022	2021	2020
Income from continuing operations	$42.5	$70.1	$25.6
Interest expense	(0.7)	0.1	0.2
Goodwill	(2.7)	3.1	—
Tax expense recorded to additional paid-in-capital	1.5	—	—
Total	$40.6	$73.3	$25.8
A reconciliation of significant differences between the reported amount of income tax expense and the expected amount of income tax expense that would result from applying the U.S. federal statutory income tax rate of 21% to income before income taxes is as follows:

	For the Years Ended December 31,
	2022	2021	2020
Income tax expense at U.S. federal statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal income tax benefit (1)	5.6	5.0	2.4
Excess tax benefits from share-based compensation (1)	0.3	(2.1)	(12.7)
Non-deductible executive compensation	0.8	1.2	2.1
Unrecognized tax benefits (2)	(1.7)	—	—
Other items, net (3)	0.5	(0.1)	(0.6)
Income tax expense	26.5%	25.0%	12.2%
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
(2)For the year ended December 31, 2022, the Company recognized $2.7 million of federal uncertain tax positions due to a lapse of the statute of limitations.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
(3)Includes various items such as non-deductible expenses, non-taxable income, tax credits, valuation allowance, uncertain tax positions and return-to-accrual adjustments.
As of December 31, 2022 and 2021, the Company had income taxes receivable of $8.8 million and $8.2 million, respectively, included in other current assets within our consolidated balance sheets.
Deferred tax assets (liabilities) consist of the following components (amounts in millions):

	As of December 31,
	2022	2021
Deferred tax assets:
Accrued payroll & employee benefits	$14.1	$13.2
Workers’ compensation	10.6	10.5
Share-based compensation	5.7	6.2
Legal & compliance matters	4.7	6.2
Lease liability	27.8	27.3
Deferred social security taxes (1)	—	6.9
Net operating loss carryforwards	11.6	13.6
Tax credit carryforwards	2.9	2.5
Other assets	0.2	0.5
Gross deferred tax assets	77.6	86.9
Less: valuation allowance	(5.2)	(3.3)
Net deferred tax assets	72.4	83.6
Deferred tax liabilities:
Property and equipment	(6.6)	(8.1)
Amortization of intangible assets	(48.5)	(32.3)
Deferred revenue	—	(4.5)
Investment in partnerships	(10.0)	(10.8)
Right-of-use asset	(27.0)	(26.7)
Other liabilities	(0.7)	(0.9)
Gross deferred tax liabilities	(92.8)	(83.3)
Deferred income taxes	$(20.4)	$0.3
(1)The CARES Act provided for the deferral of the employer share of social security tax (6.2%), effective for payments due after the enactment date through December 31, 2020. Fifty percent of the deferred payroll taxes were due on December 31, 2021 with the remaining amounts due on December 31, 2022. As of December 31, 2021, the Company had a remaining balance of deferred social security taxes of $27 million, reflected within our consolidated balance sheets, which was paid in December 2022. For income tax purposes, the deferred social security taxes are deductible when paid, leaving no remaining deferred tax asset as of December 31, 2022.
As of December 31, 2022, we have U.S. net operating loss (“NOL”) carryforwards of $20.9 million that are available to reduce future taxable income and may be carried forward indefinitely. While the NOL carryforwards are not subject to expiration, the annual NOL amount that is available to offset future taxable income is subject to limitation. The NOL carryforwards were acquired as part of the stock purchase of Contessa on August 1, 2021. Under Section 382 of the Internal Revenue Code of 1986, as amended ("Section 382"), substantial changes in a Company’s ownership may limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income. As a result of the ownership change, the Company determined that there is an annual limitation, pursuant to Section 382, on the amount of NOL carryforwards that may be utilized to offset future taxable income.
As of December 31, 2022, we have state NOL carryforwards of $144.7 million that are available to reduce future taxable income and various state tax credits totaling $3.7 million available to reduce future state income taxes. The state NOL and tax credit carryforwards expire at various times.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
As of December 31, 2022 and 2021, the valuation allowance for deferred tax assets, which is related to certain state NOLs, was $5.2 million and $3.3 million, respectively. The net change in the total valuation allowance for the years ended December 31, 2022 and 2021 was an increase of $1.9 million and an increase of $3.2 million, respectively. The $1.9 million increase in the valuation allowance for the year ended December 31, 2022 is due to Contessa's creation of state NOL carryforwards in jurisdictions that require separate company reporting and where the Company does not expect to have sufficient separate company future taxable income available to offset the state NOL carryforwards.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those jurisdictions during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income and tax-planning strategies in making this assessment. In order to fully realize the deferred tax assets, the Company will need to generate future taxable income before the expiration of the carryforwards governed by the tax code. Based on the current level of pre-tax earnings, the Company will generate the minimum amount of future taxable income needed to support the realization of the deferred tax assets. As a result, as of December 31, 2022, management believes that it is more likely than not that we will realize the benefits of these deferred tax assets, net of the existing valuation allowances. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.
Uncertain Tax Positions
We account for uncertain tax positions in accordance with the authoritative guidance for uncertain tax positions. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (amounts in millions):

	For the Years Ended December 31,
	2022	2021	2020
Balance at beginning of period	$2.7	$2.7	$2.7
Additions for tax positions related to current year	—	—	—
Additions for tax positions related to prior year	—	—	—
Reductions for tax positions related to prior years	—	—	—
Lapse of statute of limitations	(2.7)	—	—
Settlements	—	—	—
Balance at end of period	$—	$2.7	$2.7
As of December 31, 2021, there was $2.7 million of unrecognized tax benefits recorded in other long-term obligations within the consolidated balance sheets. During 2022, the statute of limitations lapsed, ultimately removing the uncertainty surrounding the Company's ability to recognize the tax positions, if challenged under audit. As a result, the Company recognized a $2.7 million income tax benefit and corresponding reduction in our effective tax rate for the period ended December 31, 2022.
We recognized $0.1 million and $0.2 million of interest as components of interest expense in connection with our reserve for uncertain tax positions during the years ended December 31, 2021 and 2020, respectively. For the period ended December 31, 2022, the Company recorded a $0.7 million benefit as a component of interest expense, as a result of the lapse of the statute of limitations and corresponding release of the reserve for uncertain tax positions. Accrued interest related to uncertain tax positions included in the consolidated balance sheet at December 31, 2021 was $0.7 million. There was no accrued interest related to uncertain tax positions included in the consolidated balance sheet at December 31, 2022.
We are subject to income taxes in the U.S. and in many individual states, with significant operations in Louisiana, South Carolina, Alabama, Georgia, Massachusetts and Tennessee. We are open to examination in the U.S. and in various individual states for the tax years ended December 31, 2014 through December 31, 2022. We are also open to examination in various states for the years ended 2007 through 2022 resulting from NOLs generated and available for carryforward from those years.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
11. CAPITAL STOCK AND SHARE-BASED COMPENSATION
We are authorized by our Certificate of Incorporation to issue 60,000,000 shares of common stock, $0.001 par value and 5,000,000 shares of preferred stock, $0.001 par value. As of December 31, 2022, there were 37,891,186 and 32,518,278 shares of common stock issued and outstanding, respectively, and no shares of preferred stock issued or outstanding. Our Board of Directors is authorized to fix the dividend rights and terms, conversion and voting rights, redemption rights and other privileges and restrictions applicable to our preferred stock.
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
Equity-based awards may be granted for a number of shares not to exceed, in the aggregate, approximately 2.5 million shares of common stock. We had approximately 1.7 million shares available at December 31, 2022. The price per share for stock options shall be no less than the greater of (a) 100% of the fair value of a share of common stock on the date the option is granted or (b) the aggregate par value of the shares of our common stock on the date the option is granted. If a stock option is granted to any owner of 10% or more of the total combined voting power of us and our subsidiaries, the price is to be at least 110% of the fair value of a share of our common stock on the date the award is granted. Each equity-based award vests ratably over a one year to four year period, with the exception of those issued under contractual arrangements that specify otherwise, and may be exercised during a period as determined by our Compensation Committee or as otherwise approved by our Compensation Committee. The contractual terms of stock options exercised shall not exceed ten years from the date such option is granted. The Company analyzes historical data of forfeited awards to develop an estimated forfeiture rate that is applied to the Company's non-cash compensation expense; however, all non-cash compensation expense is adjusted to reflect actual vestings and forfeitures.
Employee Stock Purchase Plan (“ESPP”)
We have a plan whereby our eligible employees may purchase our common stock at 85% of the market price at the time of purchase. The total number of shares of our common stock authorized for issuance under our ESPP is 4,500,000, and as of December 31, 2022, there were 1,264,302 shares available for future issuance. The following is a detail of the purchases that have been made under the plan:

Employee Stock Purchase Plan Period	Shares Issued	Price
2020 and Prior	3,171,373	$17.89
January 1, 2021 to March 31, 2021	4,060	225.07
April 1, 2021 to June 30, 2021	5,095	208.19
July 1, 2021 to September 30, 2021	7,466	126.74
October 1, 2021 to December 31, 2021	7,161	137.60
January 1, 2022 to March 31, 2022	6,184	146.45
April 1, 2022 to June 30, 2022	10,814	89.35
July 1, 2022 to September 30, 2022	12,047	82.27
October 1, 2022 to December 31, 2022	11,498	71.01
	3,235,698

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
ESPP expense included in general and administrative expense in our accompanying consolidated statements of operations was $0.7 million, $0.7 million and $0.6 million for 2022, 2021 and 2020, respectively.
Stock Options
On August 10, 2020, Paul B. Kusserow, Chief Executive Officer and Chairman of the Board of Amedisys, exercised 500,000 stock options previously awarded to him under the 2008 Plan. In connection with the exercise, Mr. Kusserow surrendered 231,683 shares of common stock to us to satisfy tax withholding and strike price obligations and elected to hold the net 268,317 shares issued to him. The surrendered shares are classified as treasury shares. This transaction resulted in a cash outflow of $40.4 million, reflected within financing activities in our consolidated statement of cash flows, related to the remittance of tax withholding obligations. In addition, Mr. Kusserow's stock option exercise resulted in a $24.0 million income tax benefit that was recorded in our consolidated statement of operations during the year ended December 31, 2020. See Note 10 – Income Taxes for additional details.
We use the Black-Scholes option pricing model to estimate the fair value of our stock options. There were 33,656, 40,788 and 43,249 options granted during 2022, 2021 and 2020, respectively. Stock option compensation expense included in general and administrative expense in our accompanying consolidated statements of operations was $1.7 million, $3.6 million and $4.3 million for 2022, 2021 and 2020, respectively.
The fair values of the stock option awards were estimated using the following assumptions for 2022, 2021 and 2020:

	For the Years Ended December 31,
	2022	2021	2020
Risk Free Rate	1.91%	0.80% - 1.35%	0.38% - 1.51%
Expected Volatility	40.97%	39.84% - 41.40%	40.15% - 42.80%
Expected Term	6.25 years	6.25 years	6.25 years
Weighted Average Fair Value	$61.31	$107.45	$86.72
Dividend Yield	—%	—%	—%
We used the simplified method to estimate the expected term for the stock options granted during 2022, 2021 and 2020 as adequate historical experience is not available to provide a reasonable estimate.
The following table presents our stock option activity for 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)
Outstanding options at January 1, 2022	273,973	$137.54	7.21
Granted	33,656	143.25
Exercised	(37,635)	61.23
Canceled, forfeited or expired	(51,382)	174.57
Outstanding options at December 31, 2022	218,612	$142.86	6.56
Exercisable options at December 31, 2022	163,286	$122.54	6.04
The aggregate intrinsic value of our outstanding options and exercisable options at December 31, 2022 was $0.7 million and $0.7 million, respectively. Total intrinsic value of options exercised was $1.5 million, $5.1 million and $121.1 million for 2022, 2021 and 2020, respectively. The tax benefit from stock options exercised during the period amounted to $0.4 million, $1.0 million and $27.9 million for 2022, 2021 and 2020, respectively.
The following table presents our non-vested stock option activity for 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock options at January 1, 2022	129,439	$182.45
Granted	33,656	143.25
Vested	(64,496)	150.79
Forfeited	(43,273)	173.11
Non-vested stock options at December 31, 2022	55,326	$202.81

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
At December 31, 2022, there was $2.0 million of unrecognized compensation cost related to stock options that we expect to be recognized over a weighted-average period of 1.8 years.
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
Non-Vested Stock Units – Service-Based ("Service-Based Non-Vested Stock Units")
Service-based non-vested stock unit compensation expense included in general and administrative expenses in our accompanying consolidated statements of operations was $12.1 million, $9.4 million and $7.5 million for 2022, 2021 and 2020, respectively.
The following table presents our service-based non-vested stock units activity for 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock units at January 1, 2022	180,823	$195.25
Granted	211,361	115.07
Vested	(59,006)	146.76
Canceled, forfeited or expired	(70,025)	194.68
Non-vested stock units at December 31, 2022	263,153	$141.62
The weighted average grant date fair value of service-based non-vested stock units granted was $115.07, $234.42 and $206.10 in 2022, 2021 and 2020, respectively.
At December 31, 2022, there was $22.6 million of unrecognized compensation cost related to our service-based non-vested stock units that we expect to be recognized over a weighted average period of 2.2 years.
Non-Vested Stock Units – Service-Based and Performance-Based Awards ("Performance-Based Non-Vested Stock Units")
During 2022, we awarded performance-based awards to certain employees. The target level established by the award, which is based on the Company’s 2022 adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), provided for the recipients to receive an aggregate of 71,349 non-vested stock units if the target was achieved. For a select group of employees, if the target objective was surpassed to the point of achieving the projected maximum payout, the recipients would receive an additional aggregate of 32,048 non-vested stock units during 2023. The target number of shares to be potentially awarded was reduced by forfeitures as indicated in the table below. On February 1, 2023, the Compensation Committee determined that the 2022 performance-based objective established by the award was not satisfied, and as a result, the target number of non-vested stock units will be forfeited. Performance-based non-vested stock units compensation expense included in general and administrative expenses in our consolidated statements of operations was $2.2 million, $10.2 million and $13.5 million for 2022, 2021 and 2020, respectively.
The following table presents our performance-based non-vested stock units activity for 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock units at January 1, 2022	186,951	$206.36
Granted	71,349	133.70
Vested	(85,767)	156.18
Canceled, forfeited or expired	(104,486)	237.30
Non-vested stock units at December 31, 2022	68,047	$144.55

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
The weighted average grant date fair value of performance-based non-vested stock units granted was $133.70, $262.67 and $201.90 in 2022, 2021 and 2020, respectively.
At December 31, 2022, there was $1.1 million in unrecognized compensation costs related to our performance-based non-vested stock units that we expect to be recognized over a weighted average period of 1.1 years.

12. COMMITMENTS AND CONTINGENCIES
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
Third Party Audits – Ongoing
From time to time, in the ordinary course of business, we are subject to audits under various governmental programs in which third party firms engaged by CMS, including Recovery Audit Contractors (“RACs”), Zone Program Integrity Contractors (“ZPICs”), Uniform Program Integrity Contractors (“UPICs”), Program Safeguard Contractors (“PSCs”), Medicaid Integrity Contractors (“MICs”), Supplemental Medical Review Contractors (“SMRCs”) and the Office of the Inspector General ("OIG"), conduct extensive reviews of claims data to identify potential improper payments. We cannot predict the ultimate outcome of any regulatory reviews or other governmental audits and investigations.
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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
An administrative law judge ("ALJ") hearing was held in early January 2015. On January 18, 2016, we received a letter dated January 6, 2016 referencing the ALJ hearing decision for the overpayment issued on June 6, 2011. The decision was partially favorable with a new overpayment amount of $3.7 million with a balance owed of $5.6 million including interest based on 9 disputed claims (originally 16). We filed an appeal to the Medicare Appeals Council on the remaining 9 disputed claims and also argued that the statistical method used to select the sample was not valid. No assurances can be given as to the timing or outcome of the Medicare Appeals Council decision. As of December 31, 2022, Medicare has withheld payments of $5.7 million (including additional interest) as part of their standard procedures once this level of the appeal process has been reached. In the event we are not able to recoup this alleged overpayment, we are entitled to be indemnified by the prior owners of the hospice operations for amounts relating to the period prior to August 1, 2009. On January 10, 2019, an arbitration panel from the American Health Lawyers Association determined that the prior owners' liability for their indemnification obligation was $2.8 million. This amount is recorded as an indemnity receivable within other assets in our consolidated balance sheets.
In July 2016, the Company received a request for medical records from SafeGuard Services, L.L.C (“SafeGuard”), a ZPIC, related to services provided by some of the care centers that the Company acquired from Infinity Home Care, L.L.C. The review period covered time periods both before and after our ownership of the care centers, which were acquired on December 31, 2015. In August 2017, the Company received Requests for Repayment from Palmetto GBA, LLC (“Palmetto”) regarding Infinity Home Care of Lakeland, LLC, (“Lakeland Care Centers”) and Infinity Home Care of Pinellas, LLC, (“Clearwater Care Center”). The Palmetto letters were based on a statistical extrapolation performed by SafeGuard which alleged an overpayment of $34.0 million for the Lakeland Care Centers on a universe of 72 Medicare claims totaling $0.2 million in actual claims payments using a 100% error rate and an overpayment of $4.8 million for the Clearwater Care Center on a universe of 70 Medicare claims totaling $0.2 million in actual claims payments using a 100% error rate.
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
The Company received the results of the ALJ hearings for the Clearwater Care Center and the Lakeland Care Centers on June 23, 2022 and June 30, 2022, respectively. The ALJ decisions for both the Clearwater Care Center and the Lakeland Care Centers were partially favorable for the claims that were reviewed, but the extrapolations were upheld. As a result, we increased our total accrual related to these matters from $17.4 million to $25.8 million during the three-month period ended June 30, 2022. The net of these two amounts, $8.4 million, was recorded as a reduction to net service revenue in our consolidated statement of operations during the three-month period ended June 30, 2022. We received demands for repayment from Palmetto for both the Clearwater Care Center and the Lakeland Care Centers during the three-month period ended September 30, 2022. The demands were slightly less than our estimated accrual of $25.8 million. During the three-month period ended September 30, 2022, we adjusted our accrual to $25.2 million to reflect the final amounts owed, excluding interest. The repayment for the Lakeland Care Centers totaling $34.3 million ($22.8 million extrapolated repayment plus $11.5 million accrued interest) was made during the three-month period ended September 30, 2022. The repayment for the Clearwater Care Center totaling $3.7 million ($2.4 million extrapolated repayment plus $1.2 million accrued interest) was made during the three-month period ended December 31, 2022. Additionally, we wrote off $1.5 million of receivables that were impacted by these matters. We expect to be indemnified by the prior owners, upon exhaustion of the parties' appeal rights, for approximately $10.9 million and have recorded this amount within other assets in our consolidated balance sheets.
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
The following table presents details of our insurance programs, including amounts recorded, for the periods indicated within accrued expenses in our consolidated balance sheets. The amounts below represent our total estimated liability for individual

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
claims that are less than our noted insurance coverage amounts, which can include outstanding claims and claims incurred but not reported (amounts in millions).

	As of December 31,
Type of Insurance	2022	2021
Health insurance	$16.2	$16.2
Workers’ compensation	40.8	40.5
Professional liability	5.0	5.2
	62.0	61.9
Less: long-term portion	(0.2)	(0.2)
	$61.8	$61.7
Our health insurance has an exposure limit of $1.3 million for any individual covered life. Our workers compensation insurance has a retention limit of $2.0 million per incident, and our professional liability insurance has a retention limit of $0.3 million per incident.
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

13. EMPLOYEE BENEFIT PLANS
401(k) Benefit Plan
We maintain a plan qualified under Section 401(k) of the Internal Revenue Code for all employees who have reached 21 years of age, effective the first month after their hire date. Under the plan, eligible employees may elect to defer a portion of their compensation, subject to Internal Revenue Service limits.
Our match of contributions to be made to each eligible employee contribution is $0.44 for every $1.00 contributed up to the first 6% of the employee's salary. The match is discretionary and thus is subject to change at the discretion of management. Our match of contributions is made in the form of cash. We expensed approximately $18.6 million, $17.0 million and $12.9 million related to our 401(k) benefit plan for 2022, 2021 and 2020, respectively.
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

14. SHARE REPURCHASES
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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
On August 2, 2021, our Board of Directors authorized a share repurchase program, under which we could repurchase up to $100 million of our outstanding common stock through December 31, 2022 to commence upon the completion of the Company's 2021 Share Repurchase Program (the "New Share Repurchase Program"). Pursuant to this program, we repurchased 150,000 shares of our common stock at a weighted average price of $115.64 per share and a total cost of approximately $17 million during the year ended December 31, 2022. The repurchased shares were classified as treasury shares. The New Share Repurchase Program expired on December 31, 2022.
Under the terms of the 2021 Share Repurchase Program and the New Share Repurchase Program, we were allowed to repurchase shares from time to time through open market purchases, unsolicited or solicited privately negotiated transactions, an accelerated stock repurchase program, and/or a trading plan in compliance with Exchange Act Rule 10b5-1. The timing and the amount of the repurchases were determined by management based on a number of factors, including but not limited to share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions and other factors.
On February 2, 2023, our Board of Directors authorized a share repurchase program, under which we may repurchase up to $100 million of our outstanding common stock through December 31, 2023 ("the 2023 Share Repurchase Program"). See Note 17 - Subsequent Events for additional information on the newly authorized share repurchase program.
Under the terms of the 2023 Share Repurchase Program, we are allowed to repurchase shares from time to time through open market purchases, unsolicited or solicited privately negotiated transactions, an accelerated stock repurchase program, and/or a trading plan in compliance with Exchange Act Rule 10b5-1. The timing and the amount of the repurchases will be determined by management based on a number of factors, including but not limited to share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions and other factors.

15. SEGMENT INFORMATION
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

	For the Year Ended December 31, 2022
	Home Health	Hospice	Personal Care	High Acuity Care	Other	Total
Net service revenue	$1,355.5	$787.8	$61.4	$18.5	$—	$2,223.2
Cost of service, excluding depreciation and amortization	769.0	426.5	46.7	18.2	—	1,260.4
General and administrative expenses, excluding depreciation and amortization and impairment charge	348.5	203.3	9.2	33.1	160.0	754.1
Depreciation and amortization	4.0	2.3	0.1	3.3	15.2	24.9
Impairment charge	—	—	—	3.0	—	3.0
Operating expenses	1,121.5	632.1	56.0	57.6	175.2	2,042.4
Operating income (loss)	$234.0	$155.7	$5.4	$(39.1)	$(175.2)	$180.8

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

	For the Year Ended December 31, 2021
	Home Health	Hospice	Personal Care	High Acuity Care	Other	Total
Net service revenue	$1,353.8	$791.8	$65.0	$3.5	$—	$2,214.1
Other operating income	7.3	6.0	—	—	—	13.3
Cost of service, excluding depreciation and amortization	756.6	425.2	49.1	2.5	—	1,233.4
General and administrative expenses, excluding depreciation and amortization and impairment charge	328.5	198.4	11.2	10.0	163.1	711.2
Depreciation and amortization	4.3	2.7	0.2	1.3	22.4	30.9
Operating expenses	1,089.4	626.3	60.5	13.8	185.5	1,975.5
Operating income (loss)	$271.7	$171.5	$4.5	$(10.3)	$(185.5)	$251.9

	For the Year Ended December 31, 2020
	Home Health	Hospice	Personal Care	High Acuity Care	Other	Total
Net service revenue	$1,249.2	$750.1	$72.2	$—	$—	$2,071.5
Other operating income	20.2	13.1	1.1	—	—	34.4
Cost of service, excluding depreciation and amortization	729.9	400.6	54.9	—	—	1,185.4
General and administrative expenses, excluding depreciation and amortization and impairment charge	307.2	175.4	12.4	—	173.2	668.2
Depreciation and amortization	3.9	2.2	0.2	—	22.5	28.8
Impairment charge	3.4	0.8	—	—	—	4.2
Operating expenses	1,044.4	579.0	67.5	—	195.7	1,886.6
Operating income (loss)	$225.0	$184.2	$5.8	$—	$(195.7)	$219.3

16. RELATED PARTY TRANSACTIONS
We have an investment in Medalogix, a healthcare predictive data and analytics company, which is accounted for under the equity method. During the years ended December 31, 2022, 2021 and 2020, we incurred costs of approximately $9.4 million,$5.7 million and $3.9 million, respectively, in connection with our usage of Medalogix's analytics platforms. We believe that the terms of these transactions are consistent with those negotiated at arm’s length.

17. SUBSEQUENT EVENTS
2023 Share Repurchase Program
On February 2, 2023, our Board of Directors authorized a share repurchase program, under which we may repurchase up to $100 million of our outstanding common stock through December 31, 2023 (the "2023 Share Repurchase Program"). Under the terms of the 2023 Share Repurchase Program, we are allowed to repurchase shares from time to time through open market purchases, unsolicited or solicited privately negotiated transactions, an accelerated stock repurchase program, and/or a trading plan in compliance with Exchange Act Rule 10b5-1. The timing and the amount of the repurchases will be determined by management based on a number of factors, including but not limited to share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions and other factors. Effective January 1, 2023, repurchases are subject to a 1% excise tax under the Inflation Reduction Act.
Assets Held For Sale
On February 10, 2023, we signed a definitive agreement to sell our personal care business (excluding the Florida operations). The divestment is expected to close during the second quarter of 2023. See Note 6 - Assets Held For Sale for additional information.

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
In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2022, under the supervision and with the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.
Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2022, the end of the period covered by this Annual Report on Form 10-K.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. Under the supervision and with the participation of our principal executive officer and our principal financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded our internal control over financial reporting was effective as of December 31, 2022.
Under guidelines established by the SEC, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. Accordingly, our assessment of internal controls excluded our acquisitions of Evolution Health, LLC, a division of Envision Healthcare, doing business as Guardian Healthcare, Gem City, and Care Connection of Cincinnati ("Evolution") and Assisted Care Home Health, Inc. and RH Homecare Services, LLC doing business as AssistedCare Home Health and AssistedCare of the Carolinas ("AssistedCare"), completed on April 1, 2022. See Item 8, Note 4 - Acquisitions to our consolidated financial statements for additional information on our acquisitions of Evolution and AssistedCare. Operations from these acquisitions represented approximately 1% of total assets and approximately 2% of total revenue as of and for the year ended December 31, 2022.
KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Form 10-K, has issued a report on our internal control over financial reporting, which is included herein.
Changes in Internal Controls
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls
Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and, based on an evaluation of our controls and procedures, our principal executive officer and our principal financial officer concluded our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2022, the end of the period covered by this Annual Report.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Amedisys, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Amedisys, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 16, 2023 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired Evolution Health, LLC, a division of Envision Healthcare, doing business as Guardian Healthcare, Gem City, and Care Connection of Cincinnati (Evolution) and Assisted Care Home Health, Inc. and RH Homecare Services, LLC doing business as AssistedCare Home Health and AssistedCare of the Carolinas (AssistedCare) during 2022, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, Evolution Health, LLC, a division of Envision Healthcare, doing business as Guardian Healthcare, Gem City, and Care Connection of Cincinnati (Evolution) and Assisted Care Home Health, Inc. and RH Homecare Services, LLC doing business as AssistedCare Home Health and AssistedCare of the Carolinas (AssistedCare)’s internal control over financial reporting associated with approximately 1% of total assets and approximately 2% of total revenue included in the consolidated financial statements of the Company as of and for the year ended December 31, 2022. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Evolution Health, LLC, a division of Envision Healthcare, doing business as Guardian Healthcare, Gem City, and Care Connection of Cincinnati (Evolution) and Assisted Care Home Health, Inc. and RH Homecare Services, LLC doing business as AssistedCare Home Health and AssistedCare of the Carolinas (AssistedCare).
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 16, 2023

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to the 2023 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2022.
Code of Conduct and Ethics
We have adopted a code of ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. This code of ethics is posted at our internet website, http://www.amedisys.com. Any amendments to, or waivers of, the code of ethics will be disclosed on our website promptly following the date of such amendment or waiver.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the 2023 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the 2023 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the 2023 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2022.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is KPMG LLP, Baton Rouge, Louisiana, Auditor Firm ID: 185
The information required by this item is incorporated by reference to the 2023 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2022.

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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference
2.1	Equity Purchase Agreement dated February 5, 2016, by and between the Company, as Purchaser, and Michael Trigilio, as Seller	The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016	0-24260	2.1

2.2	First Amendment to Equity Purchase Agreement, dated May 18, 2018, by and among the Company, Amedisys Personal Care, LLC, Associated Home Care, LLC, Elder Home Options, LLC and Michael Trigilio	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018	0-24260	10.1

2.3	Share Repurchase Agreement, dated as of June 4, 2018, by and among the Company and the selling stockholders set forth on Schedule I thereto	The Company's current Report on Form 8-K filed on June 4, 2018	0-24260	2.1

2.4	Stock Purchase Agreement, dated as of October 9, 2018, by and among Milton Heching, the Heching 2012 Exempt Irrevocable Trust, Amedisys Hospice, L.L.C., Compassionate Care Hospice Group, Inc., and solely for purposes of Sections 3.4, 4.3(a), 4.15 and Article VIII thereof, Amedisys, Inc.	The Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018	0-24260	2.1

2.5	Securities Purchase Agreement, dated as of April 23, 2020, by and between Amedisys Hospice, L.L.C. and Golden Gate Ancillary LLC (Immaterial schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.)	The Company's Current Report on Form 8-K filed on April 27, 2020	0-24260	2.1

2.6	Agreement and Plan of Merger, dated as of June 27, 2021, by and among Amedisys Holding, L.L.C., Amedisys Commodore, L.L.C., Contessa Health, Inc., Shareholder Representative Services LLC, and, solely for purposes of Section 10.17, Amedisys, Inc. (Immaterial schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the U.S. Securities and Exchange Commission upon request)	The Company’s Current Report on Form 8-K filed on August 4, 2021	0-24260	2.1

3.1	Composite of Certificate of Incorporation of the Company inclusive of all amendments through June 14, 2007	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	0-24260	3.1

3.2	Amended and Restated By-Laws	The Company’s Current Report on Form 8-K filed on December 16, 2022	0-24260	3.1

4.1	Common Stock Specimen	The Company’s Registration Statement on Form S-3 filed August 20, 2007	333-145582	4.8

4.2	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	The Company's Annual Report on Form 10-K for the year ended December 31, 2021	0-24260	4.2

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference
10.1	Form of Director Indemnification Agreement dated February 12, 2009	The Company’s Annual Report on Form 10-K for the year ended December 31, 2008	0-24260	10.1

10.2*	Amended and Restated Amedisys, Inc. Employee Stock Purchase Plan dated June 7, 2012	The Company’s Current Report on Form 8-K filed June 8, 2012	0-24260	10.1

10.3*	Composite Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan (inclusive of Plan amendments dated June 7, 2012, October 25, 2012, April 23, 2015 and June 4, 2015, January 20, 2017, February 22, 2017 and September 25, 2018 and the full text of the Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan)	The Company's Annual Report on Form 10-K for the year ended December 31, 2019	0-24260	10.3

10.4*	Form of Stock Option Award Agreement Issued under the Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan	The Company’s Annual Report on Form 10-K for the year ended December 31, 2014	0-24260	10.6

10.5*	Form of Performance Stock Option Award Agreement Issued under the Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan	The Company’s Annual Report on Form 10-K for the year ended December 31, 2014	0-24260	10.7

10.6*	Form of Stock Option Award Agreement Issued under the Amedisys, Inc. 2018 Omnibus Incentive Compensation Plan	The Company's Annual Report on Form 10-K for the year ended December 31, 2018	0-24260	10.10

10.7*	Form of Restricted Stock Unit Award Agreement Issued under the Amedisys, Inc. 2018 Omnibus Incentive Compensation Plan	The Company's Annual Report on Form 10-K for the year ended December 31, 2018	0-24260	10.11

10.8*	Form of Performance Restricted Stock Unit Award Agreement Issued under the Amedisys, Inc. 2018 Omnibus Incentive Compensation Plan	The Company's Annual Report on Form 10-K for the year ended December 31, 2018	0-24260	10.12

10.9*	Amended and Restated Employment Agreement dated as of September 27, 2018, by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Paul B. Kusserow	The Company’s Current Report on Form 8-K filed on October 3, 2018	0-24260	10.1

10.10*	Amedisys Holding, L.L.C. Amended and Restated Severance Plan for Executive Officers dated as of July 25, 2019	The Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019	0-24260	10.1

10.11*	Confidential Separation Agreement and General Release between the Company and Stephen E. Seim	The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018	0-24260	10.1

10.12*	Composite Amedisys, Inc. 2018 Omnibus Incentive Compensation Plan (inclusive of Plan amendments dated September 25, 2018 and October 21, 2020 and the full text of the Amedisys, Inc. 2018 Omnibus Incentive Compensation Plan)	The Company’s Annual Report on Form 10-K for the year ended December 31, 2020	0-24260	10.16

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

10.13
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
		The Company’s current Report on Form 8-K filed on July 2, 2018	0-24260	10.1

10.14	Amended and Restated Security Agreement, dated as of June 29, 2018, among the Company and Amedisys Holding, L.L.C., as borrowers, certain other parties identified as “grantors” on the signature pages thereto and Bank of America, N.A., in its capacity as Administrative Agent	The Company’s current Report on Form 8-K filed on July 2, 2018	0-24260	10.2

10.15	Amended and Restated Pledge Agreement dated as of June 29, 2018, among the Company and Amedisys Holding, L.L.C., as borrowers, certain other parties identified as “pledgors” on the signature pages thereto, and Bank of America, N.A., in its capacity as Administrative Agent	The Company’s current Report on Form 8-K filed on July 2, 2018	0-24260	10.3

10.16	Agreement and Plan of Merger dated October 31, 2015 by and among Amedisys Health Care West, L.L.C., IHC Acquisitions, L.L.C., Infinity Home Care, L.L.C., Axiom HealthEquity Holdings Management, LLC, Infinity Healthcare Holdings, LLC, and Amedisys, Inc.	The Company’s Annual Report on Form 10-K for the year ended December 31, 2015	0-24260	10.27

10.17	Agreement of Purchase and Sale dated as of November 25, 2015, between Amedisys, Inc., through its wholly-owned subsidiary, Amedisys Property, L.L.C., as seller and Franciscan Missionaries of Our Lady of the Lake Heath System, Inc., as purchaser.	The Company’s Annual Report on Form 10-K for the year ended December 31, 2015	0-24260	10.28

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

10.18
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

		The Company’s Current Report on Form 8-K filed on February 4, 2019	0-24260	10.1

10.19	Joinder Agreement, dated as of February 4, 2019, by and among Amedisys, Inc. and Amedisys Holding, L.L.C., as the borrowers, each of the new subsidiary guarantors party thereto, and Bank of America, N.A., as the administrative agent	The Company’s Current Report on Form 8-K filed on February 4, 2019	0-24260	10.2

10.20	Retirement and Consulting Agreement, dated as of February 13, 2019, by and between Amedisys, Inc. and Linda J. Hall	The Company’s Current Report on Form 8-K filed on February 19, 2019	0-24260	10.1

10.21	Joinder Agreement, dated as of June 12, 2020, by and among Amedisys, Inc. and Amedisys Holding, L.L.C., as the borrowers, each of the new subsidiary guarantors party thereto, and Bank of America, N.A., as the administrative agent (The schedules to the Joinder have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish copies of the omitted schedules to the Securities and Exchange Commission upon request.)	The Company's Current Report on Form 8-K filed on June 15, 2020	0-24260	10.1

10.22*	Second Amendment to the Amedisys, Inc. 2018 Omnibus Incentive Compensation Plan, dated October 21, 2020	The Company's Annual Report on Form 10-K for the year ended December 31, 2020	0-24260	10.26

10.23*	Amendment to Amended and Restated Employment Agreement, dated as of February 18, 2021, by and between Amedisys, Inc. and Paul B. Kusserow	The Company’s Current Report on Form 8-K filed on February 24, 2021	0-24260	10.1

10.24	Second Amendment to Amended and Restated Credit Agreement, dated as of July 30, 2021, by and among Amedisys, Inc. and Amedisys Holding, L.L.C., as the borrowers, the Guarantors party thereto, the Lenders party thereto, Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, and the other L/C Issuers party thereto (Immaterial schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the U.S. Securities and Exchange Commission upon request.)	The Company’s Current Report on Form 8-K filed on August 4, 2021	0-24260	10.1

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

10.25*	Amedisys Holding, L.L.C. Severance Plan for Chief Executive Officer	The Company’s Current Report on Form 8-K filed on January 10, 2022	0-24260	10.1

10.26*	Mutual Separation Agreement and General Release, by and between Amedisys, Inc. and David L. Kemmerly (including the Consulting Services Agreement attached as Exhibit A thereto)	The Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022	0-24260	10.1

†10.27*	Amendment No. 1 to Amedisys Holding, L.L.C. Amended and Restated Severance Plan for Executive Officers, dated as of November 21, 2022

†21.1	Subsidiaries of the Registrant

†23.1	Consent of KPMG LLP

†31.1	Certification of Paul B. Kusserow, Chief Executive Officer (principal executive officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2
Certification of Scott G. Ginn, Acting Chief Operating Officer, Executive Vice President and Chief Financial Officer (principal financial officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

††32.1	Certification of Paul B. Kusserow, Chief Executive Officer (principal executive officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

††32.2
Certification of Scott G. Ginn, Acting Chief Operating Officer, Executive Vice President and Chief Financial Officer (principal financial officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference
†101.INS	Inline XBRL Instance - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

†101.SCH	Inline XBRL Taxonomy Extension Schema Document

†101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

†101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

†101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

†101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMEDISYS, INC.

By:	/S/ PAUL B. KUSSEROW
Paul B. Kusserow,
Chief Executive Officer and
Chairman of the Board
Date: February 16, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/S/ PAUL B. KUSSEROW	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 16, 2023
Paul B. Kusserow

/S/ SCOTT G. GINN	Acting Chief Operating Officer, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 16, 2023
Scott G. Ginn

/S/ VICKIE L. CAPPS	Director	February 16, 2023
Vickie L. Capps

/S/ MOLLY COYE, MD	Director	February 16, 2023
Molly Coye, MD

/S/ JULIE D. KLAPSTEIN	Lead Independent Director	February 16, 2023
Julie D. Klapstein

/S/ TERESA L. KLINE	Director	February 16, 2023
Teresa L. Kline

/S/ BRUCE D. PERKINS	Director	February 16, 2023
Bruce D. Perkins

/S/ JEFFREY A. RIDEOUT, MD	Director	February 16, 2023
Jeffrey A. Rideout, MD

/S/ IVANETTA D. SAMUELS	Director	February 16, 2023
Ivanetta D. Samuels