Form 10-Q
period 2023-03-31
AMEDISYS INC
filed 2023-05-04
CIK 896262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, is as follows: Common stock, $0.001 par value, 32,559,388 shares outstanding as of April 28, 2023.

SPECIAL CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

When included in this Quarterly Report on Form 10-Q, or in other documents that we file with the Securities and Exchange Commission (“SEC”) or in statements made by or on behalf of the Company, words like “believes,” “belief,” “expects,” “strategy,” “plans,” “anticipates,” “intends,” “projects,” “estimates,” “may,” “might,” “will,” “could,” “would,” “should” and similar expressions are intended to identify forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a variety of risks and uncertainties that could cause actual results to differ materially from those described therein. These risks and uncertainties include, but are not limited to, the following: the risk that the cost savings and any revenue synergies or other synergies from the proposed merger with Option Care Health may not be realized or may take longer than anticipated to be realized; disruption from the proposed merger with patient, payer, provider, referral sources, supplier or management and employee relationships; the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement with Option Care Health or the inability to complete the proposed transaction on the anticipated terms and timetable; the risk that necessary regulatory approvals for the proposed merger with Option Care Health are delayed, are not obtained or are obtained subject to conditions that are not anticipated; the failure of the conditions to the proposed merger to be satisfied; the inability to complete the proposed transaction due to the failure to obtain approval of the stockholders at Option Care Health or Amedisys or to satisfy any other condition in a timely manner or at all; the risks related to the integration of the combined businesses, including the risk that the integration will be materially delayed or will be more costly or difficult than expected; the ability of the combined company to execute carefully its strategic plans; the costs related to the proposed transaction; the diversion of management time on merger-related issues; the ability of Option Care Health to effectively manage the larger and more complex operations of the combined company following the proposed merger with the Company; reputational risk related to the proposed merger; the risk of litigation or regulatory action related to the proposed merger; changes in Medicare and other medical payment levels; changes in payments and covered services by federal and state governments; future cost containment initiatives undertaken by third-party payors; changes in the episodic versus non-episodic mix of our payors, the case mix of our patients and payment methodologies; staffing shortages driven by the competitive labor market; our ability to attract and retain qualified personnel; competition in the healthcare industry; our ability to maintain or establish new patient referral sources; changes in or our failure to comply with existing federal and state laws or regulations or the inability to comply with new government regulations on a timely basis; the impact of the novel coronavirus pandemic ("COVID-19") on our business, financial condition and results of operations; changes in estimates and judgments associated with critical accounting policies; our ability to consistently provide high-quality care; our ability to keep our patients and employees safe; our access to financing; our ability to meet debt service requirements and comply with covenants in debt agreements; business disruptions due to natural or man-made disasters, climate change or acts of terrorism, widespread protests or civil unrest; our ability to open care centers, acquire additional care centers and integrate and operate these care centers effectively; our ability to realize the anticipated benefits of acquisitions, investments and joint ventures; our ability to integrate, manage and keep our information systems secure; the impact of inflation; and changes in laws or developments with respect to any litigation relating to the Company, including various other matters, many of which are beyond our control.
Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on any forward-looking statement as a prediction of future events. We expressly disclaim any obligation or undertaking and we do not intend to release publicly any updates or changes in our expectations concerning the forward-looking statements or any changes in events, conditions or circumstances upon which any forward-looking statement may be based, except as required by law. For a discussion of some of the factors discussed above as well as additional factors, see our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 16, 2023, particularly, Part I, Item 1A - Risk Factors therein, and Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q. Additional risk factors may also be described in reports that we file from time to time with the SEC.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMEDISYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	March 31, 2023 (Unaudited)	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$49,436	$40,540
Restricted cash	19,664	13,593
Patient accounts receivable	294,122	296,785
Prepaid expenses	18,754	11,628
Other current assets	23,581	26,415
Total current assets	405,557	388,961
Property and equipment, net of accumulated depreciation of $105,183 and $101,364	33,353	16,026
Operating lease right of use assets	85,211	102,856
Goodwill	1,244,679	1,287,399
Intangible assets, net of accumulated amortization of $16,071 and $14,604	99,929	101,167
Other assets	78,230	79,836
Total assets	$1,946,959	$1,976,245
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$40,017	$43,735
Payroll and employee benefits	122,723	125,387
Accrued expenses	137,899	137,390
Current portion of long-term obligations	26,958	15,496
Current portion of operating lease liabilities	25,453	33,521
Total current liabilities	353,050	355,529
Long-term obligations, less current portion	373,202	419,420
Operating lease liabilities, less current portion	59,826	69,504
Deferred income tax liabilities	22,752	20,411
Other long-term obligations	4,781	4,808
Total liabilities	813,611	869,672
Commitments and Contingencies—Note 7
Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized; 37,938,354 and 37,891,186 shares issued; 32,544,145 and 32,511,465 shares outstanding	38	38
Additional paid-in capital	758,669	755,063
Treasury stock, at cost, 5,394,209 and 5,379,721 shares of common stock	(462,508)	(461,200)
Retained earnings	782,918	757,672
Total Amedisys, Inc. stockholders’ equity	1,079,117	1,051,573
Noncontrolling interests	54,231	55,000
Total equity	1,133,348	1,106,573
Total liabilities and equity	$1,946,959	$1,976,245
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Amounts in thousands, except per share data)
(Unaudited)

	For the Three-Month Periods Ended March 31,
	2023	2022
Net service revenue	$556,389	$545,257
Operating expenses:
Cost of service, inclusive of depreciation	315,010	304,820
General and administrative expenses:
Salaries and benefits	126,339	123,480
Non-cash compensation	3,273	7,347
Depreciation and amortization	4,443	8,008
Other	64,945	53,640
Total operating expenses	514,010	497,295
Operating income	42,379	47,962
Other income (expense):
Interest income	406	13
Interest expense	(7,517)	(3,173)
Equity in earnings (loss) from equity method investments	123	(1,403)
Miscellaneous, net	(682)	333
Total other expense, net	(7,670)	(4,230)
Income before income taxes	34,709	43,732
Income tax expense	(9,800)	(12,019)
Net income	24,909	31,713
Net loss (income) attributable to noncontrolling interests	337	(42)
Net income attributable to Amedisys, Inc.	$25,246	$31,671
Basic earnings per common share:
Net income attributable to Amedisys, Inc. common stockholders	$0.78	$0.97
Weighted average shares outstanding	32,558	32,555
Diluted earnings per common share:
Net income attributable to Amedisys, Inc. common stockholders	$0.77	$0.97
Weighted average shares outstanding	32,643	32,766
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except common stock shares)
(Unaudited)

	For the Three-Months Ended March 31, 2023
	Total	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Noncontrolling Interests
		Shares	Amount
Balance, December 31, 2022	$1,106,573	37,891,186	$38	$755,063	$(461,200)	$757,672	$55,000
Issuance of stock – employee stock purchase plan	816	11,498	—	816	—	—	—
Issuance/(cancellation) of non-vested stock	—	35,670	—	—	—	—	—
Non-cash compensation	3,273	—	—	3,273	—	—	—
Surrendered shares	(1,308)	—	—	—	(1,308)	—	—
Purchase of noncontrolling interest	(630)	—	—	(483)	—	—	(147)
Noncontrolling interest distributions	(285)	—	—	—	—	—	(285)
Net income	24,909	—	—	—	—	25,246	(337)
Balance, March 31, 2023	$1,133,348	37,938,354	$38	$758,669	$(462,508)	$782,918	$54,231

	For the Three-Months Ended March 31, 2022
	Total	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Noncontrolling Interests
		Shares	Amount
Balance, December 31, 2021	$976,323	37,674,868	$38	$728,118	$(435,868)	$639,063	$44,972
Issuance of stock – employee stock purchase plan	985	7,161	—	985	—	—	—
Issuance/(cancellation) of non-vested stock	—	80,494	—	—	—	—	—
Exercise of stock options	86	1,182	—	86	—	—	—
Non-cash compensation	7,347	—	—	7,347	—	—	—
Surrendered shares	(4,682)	—	—	—	(4,682)	—	—
Noncontrolling interest contributions	9,552	—	—	—	—	—	9,552
Noncontrolling interest distributions	(672)	—	—	—	—	—	(672)
Net income	31,713	—	—	—	—	31,671	42
Balance, March 31, 2022	$1,020,652	37,763,705	$38	$736,536	$(440,550)	$670,734	$53,894

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Three-Month Periods Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$24,909	$31,713
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (inclusive of depreciation included in cost of service)	5,694	8,008
Non-cash compensation	3,273	7,347
Amortization and impairment of operating lease right of use assets	8,622	10,096
(Gain) loss on disposal of property and equipment	(70)	5
Loss on personal care divestiture	2,186	—
Deferred income taxes	2,772	3,205
Equity in (earnings) loss from equity method investments	(123)	1,403
Amortization of deferred debt issuance costs	248	248
Return on equity method investments	1,787	1,710
Changes in operating assets and liabilities, net of impact of acquisitions:
Patient accounts receivable	(7,476)	(18,618)
Other current assets	(4,128)	7,882
Operating lease right of use assets	(918)	(749)
Other assets	(111)	247
Accounts payable	(3,457)	(2,115)
Accrued expenses	741	7,483
Other long-term obligations	(28)	(57)
Operating lease liabilities	(7,960)	(9,187)
Net cash provided by operating activities	25,961	48,621
Cash Flows from Investing Activities:
Proceeds from the sale of deferred compensation plan assets	19	22
Proceeds from the sale of property and equipment	—	37
Purchases of property and equipment	(1,350)	(902)
Investments in technology assets	(210)	(236)
Purchase of cost method investment	—	(15,000)
Proceeds from personal care divestiture	47,787	—
Acquisitions of businesses, net of cash acquired	(350)	—
Net cash provided by (used in) investing activities	45,896	(16,079)
Cash Flows from Financing Activities:
Proceeds from issuance of stock upon exercise of stock options	—	86
Proceeds from issuance of stock to employee stock purchase plan	816	985
Shares withheld to pay taxes on non-cash compensation	(1,308)	(4,682)
Noncontrolling interest contributions	—	652
Noncontrolling interest distributions	(285)	(672)
Proceeds from borrowings under revolving line of credit	8,000	—
Repayments of borrowings under revolving line of credit	(8,000)	—
Principal payments of long-term obligations	(55,313)	(3,771)
Purchase of noncontrolling interest	(800)	—
Net cash used in financing activities	(56,890)	(7,402)
Net increase in cash, cash equivalents and restricted cash	14,967	25,140
Cash, cash equivalents and restricted cash at beginning of period	54,133	45,769
Cash, cash equivalents and restricted cash at end of period	$69,100	$70,909

	For the Three-Month Periods Ended March 31,
	2023	2022
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$6,654	$1,864
Cash paid for income taxes, net of refunds received	$352	$551
Cash paid for operating lease liabilities	$8,878	$9,936
Cash paid for finance lease liabilities	$2,457	$357
Supplemental Disclosures of Non-Cash Activity:
Right of use assets obtained in exchange for operating lease liabilities	$7,083	$11,203
Right of use assets obtained in exchange for finance lease liabilities	$20,790	$216
Reductions to right of use assets resulting from reductions to operating lease liabilities	$141	$299
Reductions to right of use assets resulting from reductions to finance lease liabilities	$369	$—
Noncontrolling interest contribution	$—	$8,900
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. NATURE OF OPERATIONS, CONSOLIDATION AND PRESENTATION OF FINANCIAL STATEMENTS
Amedisys, Inc., a Delaware corporation (together with its consolidated subsidiaries, referred to herein as “Amedisys,” “we,” “us,” or “our”), is a multi-state provider of home health, hospice, personal care and high acuity care services with approximately 72% and 75% of our consolidated net service revenue derived from Medicare for the three-month periods ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we owned and operated 348 Medicare-certified home health care centers, 165 Medicare-certified hospice care centers and 9 admitting high acuity care joint ventures in 37 states within the United States and the District of Columbia. We divested our personal care business on March 31, 2023.
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
This report should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (“SEC”) on February 16, 2023 (the “Form 10-K”), which includes information and disclosures not included herein. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from the interim financial information presented, as allowed by SEC rules and regulations.
Use of Estimates
Our accounting and reporting policies conform with U.S. GAAP. In preparing the unaudited condensed consolidated financial statements, we are required to make estimates and assumptions that impact the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Reclassification
Certain reclassifications have been made to prior periods' financial statements in order to conform to the current year presentation. These reclassifications had no effect on our previously reported net income. See Note 8 - Segment Information for additional information regarding these reclassifications.
Principles of Consolidation
These unaudited condensed consolidated financial statements include the accounts of Amedisys, Inc. and our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in our accompanying unaudited condensed consolidated financial statements, and business combinations accounted for as purchases have been included in our condensed consolidated financial statements from their respective dates of acquisition. In addition to our wholly owned subsidiaries, we also have certain equity investments that we either consolidate, account for under the equity method of accounting or account for under the cost method of accounting. See Note 3 - Investments for additional information.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Revenue Recognition
We account for service revenue from contracts with customers in accordance with Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, and as such, we recognize service revenue in the period in which we satisfy our performance obligations under our contracts by transferring our promised services to our customers in amounts that reflect the consideration to which we expect to be entitled in exchange for providing patient care, which are the transaction prices allocated to the distinct services. Our cost of obtaining contracts is not material.
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
Non-contractual revenue adjustments are recorded for self-pay, uninsured patients and other payors by major payor class based on our historical collection experience, aged accounts receivable by payor and current industry conditions. The non-contractual revenue adjustments represent the difference between amounts billed and amounts we expect to collect based on our collection history with similar payors. We assess our ability to collect for the healthcare services provided at the time of patient admission based on our verification of the patient's insurance coverage under Medicare, Medicaid, and other commercial or managed care insurance programs. Medicare represented approximately 72% and 75% of our consolidated net service revenue for the three-month periods ended March 31, 2023 and 2022, respectively.
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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Net service revenue by payor class as a percentage of total net service revenue is as follows:

	For the Three-Month Periods Ended March 31,
	2023	2022
Home Health:
Medicare	39%	41%
Non-Medicare - Episodic-based	7%	8%
Non-Medicare - Non-episodic based	15%	12%
Hospice:
Medicare	33%	34%
Non-Medicare	2%	2%
Personal Care	3%	3%
High Acuity Care	1%	< 1%
	100%	100%
Home Health Revenue Recognition
Medicare Revenue
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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Effective January 1, 2022, CMS implemented a new Notice of Admission ("NOA") process. The NOA process requires a one-time submission that establishes the home health period of care and covers all contiguous 30-day periods of care until the patient is discharged from home health services. If the NOA is not submitted timely, a payment reduction is applied equal to 1/30 of the 30-day payment rate for each day from the start of care until the date the NOA is submitted.
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
Hospice Revenue Recognition
Hospice Medicare Revenue
Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the estimated payment rates. The estimated payment rates are predetermined daily or hourly rates for each of the four levels of care we deliver. The four levels of care are routine care, general inpatient care, continuous home care and respite care. Routine care accounted for 97% of our total Medicare hospice service revenue for the three-month periods ended March 31, 2023 and 2022. There are two separate payment rates for routine care: payments for the first 60 days of care and care beyond 60 days. In addition to the two routine rates, we may also receive a service intensity add-on (“SIA”). The SIA is based on visits made in the last seven days of life by a registered nurse or medical social worker for patients in a routine level of care.
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
Additionally, our hospice service revenue is subject to certain limitations on payments from Medicare which are considered variable consideration. We are subject to an inpatient cap limit and an overall Medicare payment cap for each provider number. We monitor these caps on a provider-by-provider basis and estimate amounts due back to Medicare if we estimate a cap has been exceeded. We record these adjustments as a reduction to revenue and an increase in accrued expenses within our condensed consolidated balance sheets. Providers are required to self-report and pay their estimated cap liability by February 28th of the following year. As of March 31, 2023, we have recorded $4.1 million for estimated amounts due back to Medicare

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
in accrued expenses for the Federal cap years ended October 31, 2016 through September 30, 2023. As of December 31, 2022, we had recorded $4.3 million for estimated amounts due back to Medicare in accrued expenses for the Federal cap years ended October 31, 2016 through September 30, 2023.
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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include certificates of deposit and all highly liquid debt instruments with maturities of three months or less when purchased. Restricted cash includes cash that is not available for ordinary business use. As of March 31, 2023 and December 31, 2022, we had $19.7 million and $13.6 million, respectively, classified as restricted cash related to funds placed into escrow accounts in connection with the indemnity, closing payment and other provisions within the purchase agreements of our acquisitions.
The following table summarizes the balances related to our cash, cash equivalents and restricted cash (amounts in millions):

	As of March 31, 2023	As of December 31, 2022
Cash and cash equivalents	$49.4	$40.5
Restricted cash	19.7	13.6
Cash, cash equivalents and restricted cash	$69.1	$54.1
Patient Accounts Receivable
We report accounts receivable from services rendered at their estimated transaction price, which includes contractual and non-contractual revenue adjustments based on the amounts expected to be due from payors. Our patient accounts receivable are uncollateralized and consist of amounts due from Medicare, Medicaid, other third-party payors and patients. Our non-Medicare third-party payor base is comprised of a diverse group of payors that are geographically dispersed across the country. As of March 31, 2023, there is no single payor, other than Medicare, that accounts for more than 10% of our total outstanding patient receivables. Thus, we believe there are no other significant concentrations of receivables that would subject us to any significant credit risk in the collection of our patient accounts receivable. We write off accounts on a monthly basis once we have exhausted our collection efforts and deem an account to be uncollectible. We believe the collectability risk associated with our Medicare accounts, which represented 67% of our patient accounts receivable at March 31, 2023 and December 31, 2022, is limited due to our historical collection rate of over 99% from Medicare and the fact that Medicare is a U.S. government payor.
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
Fair Value of Financial Instruments
The following details our financial instruments where the carrying value and the fair value differ (amounts in millions):

	Fair Value at Reporting Date Using
Financial Instrument	Carrying Value as of March 31, 2023	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term obligations	$383.3	$—	$374.7	$—

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

	For the Three- Month Periods Ended March 31,
	2023	2022
Weighted average number of shares outstanding - basic	32,558	32,555
Effect of dilutive securities:
Stock options	13	65
Non-vested stock and stock units	72	146
Weighted average number of shares outstanding - diluted	32,643	32,766
Anti-dilutive securities	323	188

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
We account for investments in entities in which we have the ability to exercise significant influence under the equity method if we hold 50% or less of the voting stock and the entity is not a VIE in which we are the primary beneficiary. The book value of investments that we account for under the equity method of accounting was $38.9 million and $40.5 million as of March 31, 2023 and December 31, 2022, respectively, and is reflected in other assets within our condensed consolidated balance sheets.
We account for investments in entities in which we have less than 20% ownership interest under the cost method of accounting if we do not have the ability to exercise significant influence over the investee. During the three-month period ended March 31, 2022, we made a $15.0 million investment in a home health benefit manager, which is accounted for under the cost method. The book value of investments that we account for under the cost method of accounting was $20.0 million as of March 31, 2023 and December 31, 2022 and is reflected in other assets within our condensed consolidated balance sheets.
Our high acuity care segment includes interests in several joint ventures with health system partners and a professional corporation that employs clinicians. Each of these entities meets the criteria to be classified as a VIE. As of March 31, 2023, we are consolidating all but one of our admitting joint ventures with health system partners as well as the professional corporation as we have concluded that we are the primary beneficiary of these VIEs. We have management agreements in place with each of these entities whereby we manage the entities and run the day-to-day operations. As such, we possess the power to direct the activities that most significantly impact the economic performance of the VIEs. The significant activities include, but are not limited to, negotiating provider and payor contracts, establishing patient care policies and protocols, making employment and compensation decisions, developing the operating and capital budgets, performing marketing activities and providing accounting support. We also have the obligation to absorb any expected losses and the right to receive benefits. Additionally, from time to time, we may be required to provide joint venture funding. Our high acuity care segment also includes one admitting joint venture with a health system partner that is accounted for under the equity method of accounting.
The terms of the agreements with each VIE prohibit us from using the assets of the VIE to satisfy the obligations of other entities. The carrying amount of the VIEs’ assets and liabilities included in our condensed consolidated balance sheets are as follows (amounts in millions):

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	As of March 31, 2023	As of December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$7.3	$15.6
Patient accounts receivable	6.9	6.1
Other current assets	0.5	0.6
Total current assets	14.7	22.3
Property and equipment	0.1	0.1
Operating lease right of use assets	0.1	0.1
Goodwill	8.5	8.5
Intangible assets	0.4	0.4
Other assets	0.2	0.2
Total assets	$24.0	$31.6
LIABILITIES
Current liabilities:
Accounts payable	$0.3	$0.1
Payroll and employee benefits	0.6	0.5
Accrued expenses	6.4	5.8
Operating lease liabilities	—	0.1
Current portion of long-term obligations	0.2	0.2
Total liabilities	$7.5	$6.7

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
2023 Acquisitions
On January 20, 2023, we acquired the regulatory assets of a home health provider in West Virginia for a purchase price of $0.4 million. The purchase price was paid with cash on hand on the date of the transaction. Based on the Company's preliminary valuation, we recorded goodwill of $0.3 million and other intangibles (certificate of need) of $0.1 million in connection with the acquisition.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2022 Acquisitions
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
Of the total $16.7 million placed into escrow, $1.0 million was set aside for the closing payment adjustment. The closing payment calculated on the acquisition date included estimates for cash, working capital and various other items. Under the purchase agreement, the purchase price was subject to an adjustment for any differences between estimated amounts included in the closing payment and actual amounts at close. The closing payment adjustment, which was finalized during the three-month period ended September 30, 2022, reduced the purchase price by $1.3 million from $67.8 million to $66.5 million. The remaining $15.7 million placed into escrow relates to certain outstanding matters existing as of the acquisition date as well as potential losses the Company may incur for which the seller has an obligation to indemnify the Company. This amount will either be paid to third parties as outstanding matters are resolved or to the seller at certain intervals in the future. As of March 31, 2023, $5.7 million of the $16.7 million has been released from escrow.
$15 million of goodwill recorded for this acquisition will be deductible for income tax purposes over approximately two to five years.
The Company has finalized its valuation of the assets acquired and liabilities assumed. During the three-month period ended March 31, 2023, total assets acquired decreased $0.2 million (primarily patient accounts receivable) and total liabilities assumed remained flat as a result of our review. These adjustments resulted in a $0.2 million increase in goodwill. The total consideration of $66.5 million has been allocated to assets acquired and liabilities assumed as of the acquisition date as follows (amounts in millions):

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Amount
ASSETS
Patient accounts receivable	$7.3
Prepaid expenses	0.2
Other current assets	0.1
Property and equipment	1.9
Operating lease right of use assets	3.2
Intangible assets (licenses)	1.3
Deferred income tax asset	0.1
Other assets	0.1
Total assets acquired	$14.2
LIABILITIES
Accounts payable	$(0.8)
Payroll and employee benefits	(2.6)
Accrued expenses	(2.6)
Operating lease liabilities	(2.8)
Current portion of long-term obligations	(0.6)
Total liabilities assumed	(9.4)
Net identifiable assets acquired	$4.8
Goodwill	61.7
Total consideration	$66.5

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
We recorded goodwill of $24.0 million and other intangibles of $0.7 million in connection with the acquisition. Intangible assets acquired include licenses ($0.5 million), certificates of need ($0.2 million) and acquired names (less than $0.1 million). The acquired names will be amortized over a weighted average period of one year. The entire amount of goodwill recorded for this acquisition will be deductible for income tax purposes over approximately 15 years.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5. DISPOSITIONS
On February 10, 2023, we signed a definitive agreement to sell our personal care business (excluding the Florida operations). The divestiture closed on March 31, 2023. We received net proceeds of $47.8 million and recognized a $2.2 million loss during the three-month period ended March 31, 2023 which is reflected in miscellaneous, net within our condensed consolidated income statement. The net proceeds of $47.8 million is inclusive of $6.0 million that was placed into an escrow account in accordance with the closing payment and indemnity provisions within the purchase agreement; this amount is recorded as restricted cash within our condensed consolidated balance sheet as of March 31, 2023.
The disposition of our personal care business did not qualify as a discontinued operation because it did not represent a strategic shift that has or will have a major effect on the Company's operations or financial results.
The carrying amounts of the assets and liabilities associated with our personal care reporting unit included in our condensed consolidated balance sheet as of December 31, 2022 were as follows (amounts in millions):

As of December 31, 2022
ASSETS
Current assets:
Patient accounts receivable	$9.6
Prepaid expenses	0.1
Other current assets	9.7
Property and equipment	0.1
Operating lease right of use assets	2.5
Goodwill	43.1
Total assets	$55.4
LIABILITIES
Current liabilities:
Accounts payable	$0.4
Payroll and employee benefits	0.6
Accrued expenses	1.8
Current portion of operating lease liabilities	0.6
Total current liabilities	3.4
Operating lease liabilities, less current portion	1.9
Total liabilities	$5.3

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6. LONG-TERM OBLIGATIONS
Long-term debt consists of the following for the periods indicated (amounts in millions):

	March 31, 2023	December 31, 2022
$450.0 million Term Loan; interest rate at Base Rate plus Applicable Rate or Term SOFR Rate plus Applicable Rate (6.1% at March 31, 2023); due July 30, 2026	$383.1	$435.9
$550.0 million Revolving Credit Facility; interest only payments; interest rate at Base Rate plus Applicable Rate or Term SOFR Rate plus Applicable Rate; due July 30, 2026	—	—
Promissory notes	0.2	0.2
Finance leases	20.1	2.3
Principal amount of long-term obligations	403.4	438.4
Deferred debt issuance costs	(3.3)	(3.5)
	400.1	434.9
Current portion of long-term obligations	(26.9)	(15.5)
Long-term obligations, less current portion	$373.2	$419.4
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
Third Amendment to the Credit Agreement
On March 10, 2023, we entered into the Third Amendment to our Credit Agreement (as amended by the Third Amendment, the "Third Amended Credit Agreement"). The Third Amendment (i) formally replaced the use of the London Interbank Offered Rate ("LIBOR") with the Secured Overnight Financing Rate ("SOFR") for interest rate pricing and (ii) allowed for the disposition of our personal care business.
The loans issued under the Amended Credit Facility bear interest on a per annum basis, at our election, at either: (i) the Base Rate plus the Applicable Rate or (ii) the Term SOFR Rate plus the Applicable Rate. The “Base Rate” means a fluctuating rate per annum equal to the highest of (a) the federal funds rate plus 0.50% per annum, (b) the prime rate of interest established by the Administrative Agent, and (c) the Term SOFR Rate plus 1% per annum. The “Term SOFR Rate” means the quoted rate per annum equal to the SOFR for an interest period of one or three months (as selected by us) plus the SOFR adjustment of 0.10%. The “Applicable Rate” is based on the consolidated leverage ratio and is presented in the table below. As of March 31, 2023, the Applicable Rate is 0.50% per annum for Base Rate loans and 1.50% per annum for Term SOFR Rate loans. We are also subject to a commitment fee and letter of credit fee under the terms of the Third Amended Credit Agreement, as presented in the table below.

Pricing Tier	Consolidated Leverage Ratio	Base Rate Loans	Term SOFR Loans and SOFR Daily Floating Rate Loans	Commitment Fee	Letter of Credit Fee
I	> 3.00 to 1.0	1.00%	2.00%	0.30%	1.75%
II	< 3.00 to 1.0 but > 2.00 to 1.0	0.75%	1.75%	0.25%	1.50%
III	< 2.00 to 1.0 but > 0.75 to 1.0	0.50%	1.50%	0.20%	1.25%
IV	< 0.75 to 1.0	0.25%	1.25%	0.15%	1.00%
The final maturity date of the Amended Credit Facility is July 30, 2026. The Revolving Credit Facility will terminate and be due and payable as of the final maturity date. The Amended Term Loan Facility, however, is subject to quarterly amortization of principal in the amount of (i) 0.625% for the period commencing on July 30, 2021 and ending on September 30, 2023, and (ii) 1.250% for the period commencing on October 1, 2023 and ending on July 30, 2026. The remaining balance of the

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Amended Term Loan Facility must be paid upon the final maturity date. In addition to the scheduled amortization of the Amended Term Loan Facility, and subject to customary exceptions and reinvestment rights, we are required to prepay the Amended Term Loan Facility first and the Revolving Credit Facility second with 100% of all net cash proceeds received by any loan party or any subsidiary thereof in connection with (a) any asset sale or disposition where such loan party receives net cash proceeds in excess of $5 million or (b) any debt issuance that is not permitted under the Third Amended Credit Agreement.
Net proceeds received from the divestiture of our personal care line of business were used to pay a portion of our Term Loan during the three-month period ended March 31, 2023.
The Third Amended Credit Agreement requires maintenance of two financial covenants: (i) a consolidated leverage ratio of funded indebtedness to Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), as defined in the Third Amended Credit Agreement, and (ii) a consolidated interest coverage ratio of EBITDA to cash interest charges, as defined in the Third Amended Credit Agreement. Each of these covenants is calculated over rolling four-quarter periods and also is subject to certain exceptions and baskets. The Third Amended Credit Agreement also contains customary covenants, including, but not limited to, restrictions on: incurrence of liens, incurrence of additional debt, sales of assets and other fundamental corporate changes, investments and declarations of dividends. These covenants contain customary exclusions and baskets as detailed in the Third Amended Credit Agreement.

The Revolving Credit Facility is guaranteed by substantially all of our wholly-owned direct and indirect subsidiaries. The Third Amended Credit Agreement requires at all times that we (i) provide guarantees from wholly-owned subsidiaries that in the aggregate represent not less than 95% of our consolidated net revenues and adjusted EBITDA from all wholly-owned subsidiaries and (ii) provide guarantees from subsidiaries that in the aggregate represent not less than 70% of consolidated adjusted EBITDA, subject to certain exceptions.

As of March 31, 2023 and 2022, we had no outstanding borrowings under our $550.0 million Revolving Credit Facility. Our weighted average interest rate for borrowings under our Amended Term Loan Facility was 6.1% and 1.7% for the three-month periods ended March 31, 2023 and 2022, respectively.
As of March 31, 2023, our consolidated leverage ratio was 1.6, our consolidated interest coverage ratio was 10.3 and we are in compliance with our covenants under the Third Amended Credit Agreement.
As of March 31, 2023, our availability under our $550.0 million Revolving Credit Facility was $519.2 million as we have no outstanding borrowings and $30.8 million outstanding in letters of credit.
Joinder Agreements
In connection with the Compassionate Care Hospice ("CCH") acquisition, we entered into a Joinder Agreement, dated as of February 4, 2019 (the “CCH Joinder”), pursuant to which CCH and its subsidiaries were made parties to, and became subject to the terms and conditions of, the Amended Credit Agreement (now the Third Amended Credit Agreement), the Amended and Restated Security Agreement, dated as of June 29, 2018 (the “Amended and Restated Security Agreement”), and the Amended and Restated Pledge Agreement, dated as of June 29, 2018 (the “Amended and Restated Pledge Agreement”). In connection with the AseraCare acquisition, we entered into a Joinder Agreement, dated as of June 12, 2020, pursuant to which the AseraCare entities were made parties to, and became subject to the terms and conditions of, the Amended Credit Agreement (now the Third Amended Credit Agreement), the Amended and Restated Security Agreement and the Amended and Restated Pledge Agreement (the “AseraCare Joinder"). In connection with the Contessa acquisition and the Second Amendment, we entered into a Joinder Agreement, dated as of September 3, 2021, pursuant to which Contessa and its subsidiaries and Asana Hospice ("Asana"), which we acquired on January 1, 2020, and its subsidiaries were made parties to, and became subject to the terms and conditions of, the Second Amended Credit Agreement (now the Third Amended Credit Agreement), the Amended and Restated Security Agreement and the Amended and Restated Pledge Agreement (the “Contessa and Asana Joinder,” and together with the CCH Joinder and the AseraCare Joinder, the “Joinders”).
Pursuant to the Joinders, the Amended and Restated Security Agreement and the Amended and Restated Pledge Agreement, CCH and its subsidiaries, the AseraCare entities, Contessa and its subsidiaries and Asana and its subsidiaries granted in favor of the Administrative Agent a first lien security interest in substantially all of their personal property assets and pledged to the Administrative Agent each of their respective subsidiaries' issued and outstanding equity interests. CCH and its subsidiaries, the AseraCare entities, Contessa and its subsidiaries and Asana and its subsidiaries also guaranteed our obligations, whether now

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
existing or arising after the respective effective dates of the Joinders, under the Third Amended Credit Agreement pursuant to the terms of the Joinders and the Third Amended Credit Agreement.
Promissory Notes
Our outstanding promissory note totaling $0.2 million, obtained through the acquisition of Contessa on August 1, 2021, bears an interest rate of 6.5%.
Finance Leases
Our outstanding finance leases totaling $20.1 million relate to leased equipment and fleet vehicles and bear interest rates ranging from 2.2% to 7.7%.
Effective January 1, 2023, the master lease agreement for our fleet leases was modified to remove the residual value guarantee provided by the lessor on each of our fleet leases. The modification resulted in a change in the classification of our fleet leases from operating leases to finance leases. In connection with the modification, we reclassified approximately $15 million from the operating lease asset and liability accounts to the property and equipment and current/long-term obligations accounts within our condensed consolidated balance sheet. Additionally, following the modification, expenses associated with our fleet leases will now be recorded in depreciation expense and interest expense within our condensed consolidated income statement as opposed to cost of service and general and administrative expenses which is where the expenses were reflected in prior periods.

7. COMMITMENTS AND CONTINGENCIES
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
In July 2010, our subsidiary that provides hospice services in Florence, South Carolina received from a ZPIC a request for records regarding a sample of 30 beneficiaries who received services from the subsidiary during the period of January 1, 2008 through March 31, 2010 (the “Review Period”) to determine whether the underlying services met pertinent Medicare payment requirements. We acquired the hospice operations subject to this review on August 1, 2009; the Review Period covers time periods both before and after our ownership of these hospice operations. Based on the ZPIC’s findings for 16 beneficiaries, which were extrapolated to all claims for hospice services provided by the Florence subsidiary billed during the Review Period, on June 6, 2011, the Medicare Administrative Contractor (“MAC”) for the subsidiary issued a notice of overpayment seeking recovery from our subsidiary of an alleged overpayment. We dispute these findings, and our Florence subsidiary has filed appeals through the Original Medicare Standard Appeals Process, in which we are seeking to have those findings overturned. An administrative law judge ("ALJ") hearing was held in early January 2015. On January 18, 2016, we received a letter dated January 6, 2016 referencing the ALJ hearing decision for the overpayment issued on June 6, 2011. The decision was partially favorable with a new overpayment amount of $3.7 million with a balance owed of $5.6 million, including interest, based on 9 disputed claims (originally 16). We filed an appeal to the Medicare Appeals Council on the remaining 9 disputed claims and also argued that the statistical method used to select the sample was not valid. No assurances can be given as to the timing or outcome of the Medicare Appeals Council decision. As of March 31, 2023, Medicare has withheld payments of $5.7 million (including additional interest) as part of their standard procedures once this level of the appeal process has been reached. In the event we are not able to recoup this alleged overpayment, we are entitled to be indemnified by the prior owners of the hospice

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
operations for amounts relating to the period prior to August 1, 2009. On January 10, 2019, an arbitration panel from the American Health Lawyers Association determined that the prior owners' liability for their indemnification obligation was $2.8 million. This amount is recorded as an indemnity receivable within other assets in our condensed consolidated balance sheets.
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
The Company received the results of the ALJ hearings for the Clearwater Care Center and the Lakeland Care Centers on June 23, 2022 and June 30, 2022, respectively. The ALJ decisions for both the Clearwater Care Center and the Lakeland Care Centers were partially favorable for the claims that were reviewed, but the extrapolations were upheld. As a result, we increased our total accrual related to these matters from $17.4 million to $25.2 million, excluding interest. The repayment for the Lakeland Care Centers totaling $34.3 million ($22.8 million extrapolated repayment plus $11.5 million accrued interest) was made during the three-month period ended September 30, 2022. The repayment for the Clearwater Care Center totaling $3.7 million ($2.4 million extrapolated repayment plus $1.2 million accrued interest) was made during the three-month period ended December 31, 2022. Additionally, we wrote off $1.5 million of receivables that were impacted by these matters. We expect to be indemnified by the prior owners, upon exhaustion of the parties' appeal rights, for approximately $10.9 million and have recorded this amount within other assets in our condensed consolidated balance sheets.
Insurance
We are obligated for certain costs associated with our insurance programs, including employee health, workers’ compensation, professional liability and fleet. While we maintain various insurance programs to cover these risks, we are self-insured for a substantial portion of our potential claims. We recognize our obligations associated with these costs, up to specified deductible limits in the period in which a claim is incurred, including with respect to both reported claims and claims incurred but not reported. These costs have generally been estimated based on historical data of our claims experience. Such estimates, and the resulting reserves, are reviewed and updated by us on a quarterly basis.
Our health insurance has an exposure limit of $1.3 million for any individual covered life. Our workers’ compensation insurance has a retention limit of $2.0 million per incident. Our professional liability insurance has a retention limit of $0.3 million per incident. Our fleet insurance has an exposure limit of $0.4 million per accident.
8. SEGMENT INFORMATION
Our operations involve servicing patients through our four reportable business segments: home health, hospice, personal care and high acuity care. Our home health segment delivers a wide range of services in the homes of individuals who may be recovering from surgery, have a chronic disability or terminal illness or need assistance with completing important tasks. Our hospice segment provides palliative care and comfort to terminally ill patients and their families. Our personal care segment provides patients with assistance with the essential activities of daily living. Our high acuity care segment delivers the essential elements of inpatient hospital, palliative and SNF care to patients in their homes. The “other” column in the following tables consists of costs relating to executive management and administrative support functions, primarily information services, accounting, finance, billing and collections, legal, compliance, risk management, procurement, marketing, clinical administration, training, human resources and administration.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In connection with our reorganization initiatives, management has revised its measurement of our reportable segments' operating income (loss). Effective January 1, 2023, we transitioned corporate functions that were previously included within our high acuity care segment to the corporate support function in order to realize operational efficiencies. Additionally, effective January 1, 2023, we transitioned from the high acuity care segment to the home health segment the operations of a home health care center that was contributed to the high acuity care segment by one of our health system partners during 2022. Prior periods have been recast to conform to the current year presentation.
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

	For the Three-Month Period Ended March 31, 2023
	Home Health	Hospice	Personal Care	High Acuity Care	Other	Total
Net service revenue	$343.3	$193.4	$15.0	$4.7	$—	$556.4
Cost of service, inclusive of depreciation	197.0	101.4	11.1	5.5	—	315.0
General and administrative expenses	89.1	47.9	2.3	4.4	50.9	194.6
Depreciation and amortization	1.1	0.6	—	0.8	1.9	4.4
Operating expenses	287.2	149.9	13.4	10.7	52.8	514.0
Operating income (loss)	$56.1	$43.5	$1.6	$(6.0)	$(52.8)	$42.4

	For the Three-Month Period Ended March 31, 2022
	Home Health	Hospice	Personal Care	High Acuity Care	Other	Total
Net service revenue	$335.7	$193.1	$14.0	$2.5	$—	$545.3
Cost of service	185.2	106.4	10.8	2.4	—	304.8
General and administrative expenses	83.2	51.3	2.2	4.3	43.5	184.5
Depreciation and amortization	0.9	0.6	0.1	0.8	5.6	8.0
Operating expenses	269.3	158.3	13.1	7.5	49.1	497.3
Operating income (loss)	$66.4	$34.8	$0.9	$(5.0)	$(49.1)	$48.0

9. SHARE REPURCHASES
On August 2, 2021, our Board of Directors authorized a share repurchase program, under which we could repurchase up to $100 million of our outstanding common stock through December 31, 2022 (the "2022 Share Repurchase Program").
Under the terms of the 2022 Share Repurchase Program, we were allowed to repurchase shares from time to time through open market purchases, unsolicited or solicited privately negotiated transactions, an accelerated stock repurchase program, and/or a trading plan in compliance with Exchange Act Rule 10b5-1. The timing and the amount of the repurchases were determined by management based on a number of factors, including but not limited to share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions and other factors. We did not repurchase any shares under the 2022 Share Repurchase Program during the three-month period ended March 31, 2022. The 2022 Share Repurchase Program expired on December 31, 2022.
On February 2, 2023, our Board of Directors authorized a share repurchase program, under which we may repurchase up to $100 million of our outstanding common stock through December 31, 2023 (the "2023 Share Repurchase Program").
Under the terms of the 2023 Share Repurchase Program, we are allowed to repurchase shares from time to time through open market purchases, unsolicited or solicited privately negotiated transactions, an accelerated stock repurchase program, and/or a trading plan in compliance with Exchange Act Rule 10b5-1. The timing and the amount of the repurchases will be determined by management based on a number of factors, including but not limited to share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions and other factors. Effective January 1, 2023,

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
repurchases are subject to a 1% excise tax under the Inflation Reduction Act. We have not repurchased any shares under the 2023 Share Repurchase Program as of March 31, 2023.
10. RELATED PARTY TRANSACTIONS
We have an investment in Medalogix, a healthcare predictive data and analytics company, which is accounted for under the equity method. We incurred costs of approximately $2.4 million during each of the three-month periods ended March 31, 2023 and 2022 in connection with our usage of Medalogix's analytics platforms. We believe that the terms of these transactions are consistent with those negotiated at arm's length.
11. SUBSEQUENT EVENTS
On May 3, 2023, Amedisys, Option Care Health, Inc., a Delaware corporation ("Option Care Health"), and Uintah Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Option Care Health ("Merger Sub") entered into an Agreement and Plan of Merger (the "Merger Agreement"). The Merger Agreement provides for, among other things and subject to the satisfaction or waiver of the conditions set forth therein, the merger of Merger Sub with and into Amedisys (the "Merger"), with Amedisys surviving the Merger as a wholly-owned subsidiary of Option Care Health.
Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the "Effective Time"), each share of Amedisys’ common stock issued and outstanding (excluding shares held by Amedisys as treasury stock or owned by Option Care Health or Merger Sub or any of their respective subsidiaries, in each case, immediately prior to the Effective Time) will be converted into the right to receive 3.0213 (the "Exchange Ratio") fully paid and nonassessable shares of Option Care Health common stock (and, if applicable, cash in lieu of fractional shares) (the "Merger Consideration"), less any applicable withholding taxes.
Pursuant to the terms of the Merger Agreement, as of the Effective Time, each outstanding time-based vesting Amedisys restricted stock unit award (each, an "Amedisys RSU") and Amedisys option to purchase shares of Amedisys common stock (each, an "Amedisys Option") will be converted into an equivalent restricted stock unit award or option, as applicable, of Option Care Health relating to the number of shares of Option Care Health common stock (each, a "Converted RSU" or a "Converted Option", as applicable) equal to (1) the number of shares of Amedisys common stock subject to such Amedisys RSU or Amedisys Option immediately prior to the Effective Time, multiplied by (2) the Exchange Ratio, rounded to the nearest whole number of shares of Option Care Health common stock. A Converted Option will have an exercise price per share equal to (1) the exercise price per share of the equivalent Amedisys Option immediately prior to the Effective Time divided by (2) the Exchange Ratio, rounded to the nearest whole cent. In addition, each Amedisys performance-based vesting restricted stock unit award (each, an "Amedisys PSU") will be converted into an equivalent restricted stock unit award of Option Care Health relating to the number of shares of Option Care Health common stock (each, a "Converted PSU") equal to (1) the number of shares of Amedisys common stock subject to such Amedisys PSU immediately prior to the Effective Time, multiplied by (2) the Exchange Ratio, assuming achievement at target performance with respect to any Amedisys PSU for which the level of performance-vesting has not yet been determined, rounded to the nearest whole number of shares of Option Care Health common stock. Each Converted RSU, Converted Option and Converted PSU shall have the same terms and conditions (including any double-trigger protections but excluding any performance-based vesting conditions) that applied to the corresponding Amedisys RSU, Amedisys Option or Amedisys PSU immediately prior to the Effective Time (other than any other terms rendered inoperative by reason of the transactions contemplated by the Merger Agreement or other immaterial or administrative or ministerial changes).
The completion of the Merger is subject to certain conditions, including: (1) the adoption of the Merger Agreement by Amedisys’ stockholders, (2) the adoption of the Charter Amendment (as defined in the Merger Agreement) and the approval of the issuance of shares of Option Care Health common stock in the Merger by Option Care Health stockholders, (3) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (4) the receipt of other required regulatory approvals, (5) the absence of any order or law that has the effect of enjoining or otherwise prohibiting the completion of the Merger, (6) the approval for listing of the shares of Option Care Health common stock to be issued in connection with the Merger on the Nasdaq Global Select Market and the effectiveness of a registration statement with respect to such common stock, (7) subject to certain exceptions, the accuracy of the representations and warranties of the other party and (8) performance by each party of its respective obligations under the Merger Agreement.
Amedisys expects to incur certain significant costs relating to the Merger, such as legal, accounting, financial advisory, printing and other professional services fees, as well as other customary payments. If the Merger Agreement is terminated due to a recommendation change by Amedisys’ board of directors or under certain circumstances where a proposal for an alternative transaction has been made to Amedisys and, within 12 months following termination, Amedisys enters into a definitive

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
agreement providing for an alternative transaction or consummates an alternative transaction, Amedisys will be required to pay to Option Care Health a termination fee of $106,000,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition for the three-month period ended March 31, 2023. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included herein, and the consolidated financial statements and notes and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”) on February 16, 2023 (the “Form 10-K”). Historical results that appear in the condensed consolidated financial statements should not be interpreted as being indicative of future operations.
Unless otherwise provided, “Amedisys,” “we,” “our,” and “the Company” refer to Amedisys, Inc. and our consolidated subsidiaries.
Overview
We are a provider of high-quality in-home healthcare and related services to the chronic, co-morbid, aging American population, with approximately 72% and 75% of our consolidated net service revenue derived from Medicare for the three-month periods ended March 31, 2023 and 2022, respectively.
Our operations involve servicing patients through our four reportable business segments: home health, hospice, personal care and high acuity care. Our home health segment delivers a wide range of services in the homes of individuals who may be recovering from an illness, injury or surgery. Our hospice segment provides care that is designed to provide comfort and support for those who are facing a terminal illness. Our personal care segment provides patients assistance with the essential activities of daily living. Our high acuity care segment delivers the essential elements of inpatient hospital, palliative and skilled nursing facility ("SNF") care to patients in their homes. As of March 31, 2023, we owned and operated 348 Medicare-certified home health care centers, 165 Medicare-certified hospice care centers and 9 admitting high acuity care joint ventures in 37 states within the United States and the District of Columbia. We divested our personal care business on March 31, 2023.
Care Centers Summary (Includes Unconsolidated Joint Ventures)

	Home Health	Hospice	Personal Care	High Acuity Care (1)
As of December 31, 2022	347	164	13	8
Acquisitions/Startups/Denovos	1	1	—	1
Divestitures/Closures/Consolidations	—	—	(13)	—
As of March 31, 2023	348	165	—	9
(1) We have 9 admitting high acuity care joint ventures, which operate in 10 markets.
Recent Developments
Proposed Merger
On May 3, 2023, Amedisys, Option Care Health, Inc., a Delaware corporation ("Option Care Health"), and Uintah Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Option Care Health ("Merger Sub") entered into an Agreement and Plan of Merger (the "Merger Agreement"). The Merger Agreement provides for, among other things and subject to the satisfaction or waiver of the conditions set forth therein, the merger of Merger Sub with and into Amedisys (the "Merger"), with Amedisys surviving the Merger as a wholly-owned subsidiary of Option Care Health.
Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the "Effective Time"), each share of Amedisys’ common stock issued and outstanding (excluding shares held by Amedisys as treasury stock or owned by Option Care Health or Merger Sub or any of their respective subsidiaries, in each case, immediately prior to the Effective Time) will be converted into the right to receive 3.0213 (the "Exchange Ratio") fully paid and nonassessable shares of Option Care Health common stock (and, if applicable, cash in lieu of fractional shares) (the "Merger Consideration"), less any applicable withholding taxes.
Pursuant to the terms of the Merger Agreement, as of the Effective Time, each outstanding time-based vesting Amedisys restricted stock unit award (each, an "Amedisys RSU") and Amedisys option to purchase shares of Amedisys common stock (each, an "Amedisys Option") will be converted into an equivalent restricted stock unit award or option, as applicable, of Option Care Health relating to the number of shares of Option Care Health common stock (each, a "Converted RSU" or a

"Converted Option", as applicable) equal to (1) the number of shares of Amedisys common stock subject to such Amedisys RSU or Amedisys Option immediately prior to the Effective Time, multiplied by (2) the Exchange Ratio, rounded to the nearest whole number of shares of Option Care Health common stock. A Converted Option will have an exercise price per share equal to (1) the exercise price per share of the equivalent Amedisys Option immediately prior to the Effective Time divided by (2) the Exchange Ratio, rounded to the nearest whole cent. In addition, each Amedisys performance-based vesting restricted stock unit award (each, an "Amedisys PSU") will be converted into an equivalent restricted stock unit award of Option Care Health relating to the number of shares of Option Care Health common stock (each, a "Converted PSU") equal to (1) the number of shares of Amedisys common stock subject to such Amedisys PSU immediately prior to the Effective Time, multiplied by (2) the Exchange Ratio, assuming achievement at target performance with respect to any Amedisys PSU for which the level of performance-vesting has not yet been determined, rounded to the nearest whole number of shares of Option Care Health common stock. Each Converted RSU, Converted Option and Converted PSU shall have the same terms and conditions (including any double-trigger protections but excluding any performance-based vesting conditions) that applied to the corresponding Amedisys RSU, Amedisys Option or Amedisys PSU immediately prior to the Effective Time (other than any other terms rendered inoperative by reason of the transactions contemplated by the Merger Agreement or other immaterial or administrative or ministerial changes).
The completion of the Merger is subject to certain conditions, including: (1) the adoption of the Merger Agreement by Amedisys’ stockholders, (2) the adoption of the Charter Amendment (as defined in the Merger Agreement) and the approval of the issuance of shares of Option Care Health common stock in the Merger by Option Care Health stockholders, (3) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (4) the receipt of other required regulatory approvals, (5) the absence of any order or law that has the effect of enjoining or otherwise prohibiting the completion of the Merger, (6) the approval for listing of the shares of Option Care Health common stock to be issued in connection with the Merger on the Nasdaq Global Select Market and the effectiveness of a registration statement with respect to such common stock, (7) subject to certain exceptions, the accuracy of the representations and warranties of the other party and (8) performance by each party of its respective obligations under the Merger Agreement.
The board of directors of each of Option Care Health and Amedisys has approved the Merger Agreement and the transactions contemplated thereby.
The foregoing description of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by reference to, the full text of the Merger Agreement, which has been filed with the SEC as an exhibit to Amedisys’ Current Report on Form 8-K filed on May 3, 2023.
Executive Leadership
On March 13, 2023, our Board of Directors named Richard Ashworth as the Company’s President and Chief Executive Officer and elected Mr. Ashworth as a director, all effective April 10, 2023. Mr. Ashworth will not serve on any committees of the Board of Directors. Paul B. Kusserow ceased serving as Chief Executive Officer effective April 10, 2023 but will continue serving as Chairman of the Board.
Personal Care Divestiture
On February 10, 2023, we signed a definitive agreement to sell our personal care business (excluding the Florida operations). The divestiture closed on March 31, 2023. We received net proceeds of $47.8 million and recognized a loss of $2.2 million in connection with the divestiture.
The Centers for Medicare and Medicaid Services ("CMS") Payment Updates
Hospice
On July 27, 2022, CMS issued the final rule to update hospice payment rates and the wage index for fiscal year 2023, effective for services provided beginning October 1, 2022. CMS estimated hospices serving Medicare beneficiaries would see a 3.8% increase in payments. This increase is the result of a 4.1% market basket adjustment as required under the Patient Protection and Affordable Health Care Act and the Health Care and Education Reconciliation Act ("PPACA") less a 0.3% productivity adjustment. Additionally, CMS increased the aggregate cap amount by 3.8% to $32,487. Based on our analysis of the final rule, we expect our impact to be in line with the 3.8% increase.
On March 31, 2023, CMS issued a proposed rule to update hospice payment rates and the wage index for fiscal year 2024, effective for services provided beginning October 1, 2023. CMS estimates hospices serving Medicare beneficiaries will see a 2.8% increase in payments. This increase is the result of a 3.0% market basket adjustment as required under PPACA less a 0.2% productivity adjustment. Additionally, CMS proposed to increase the aggregate cap amount by 2.8% to $33,397. Based on our analysis of the proposed rule, we expect our impact to be in line with the 2.8% increase.

Home Health
On October 31, 2022, CMS issued the Home Health Final Rule for Medicare home health providers for calendar year 2023. CMS estimated that the final rule would result in a 0.7% increase in payments to home health providers. This increase is the result of a 4.0% payment update (4.1% market basket adjustment less a 0.1% productivity adjustment) and an increase of 0.2% for the update to the fixed-dollar loss ratio used in determining outlier payments offset by a permanent adjustment of -3.5% based on the difference between assumed and actual behavioral changes resulting from the implementation of PDGM. The -3.5% permanent adjustment was derived from a -3.925% behavioral assumption adjustment which was only applied to the 30-day payment rate and not the low utilization payment adjustment. The -3.925% behavioral assumption adjustment is only half of the total proposed adjustment of -7.85%. The remaining -3.925% adjustment will be considered in future rulemaking. The final rule also finalized a permanent 5% cap on negative wage index changes for home health agencies. Based on our analysis of the final rule, we expect our impact to be flat, which is less than the estimated 0.7% rate increase.
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
Impact of COVID-19
Our operations and financial performance have been impacted by COVID-19. While we currently believe that we have a reasonable view of operations, the ultimate impact of COVID-19, including the impact on our liquidity, financial condition and results of operations, is uncertain and will depend on many factors and future developments, which are highly uncertain and cannot be predicted at this time.
Results of Operations
Three-Month Period Ended March 31, 2023 Compared to the Three-Month Period Ended March 31, 2022
Consolidated
The following table summarizes our consolidated results of operations (amounts in millions):

	For the Three-Month Periods Ended March 31,
	2023	2022
Net service revenue	$556.4	$545.3
Cost of service, inclusive of depreciation	315.0	304.8
Gross margin	241.4	240.5
% of revenue	43.4%	44.1%
General and administrative expenses	194.6	184.5
% of revenue	35.0%	33.8%
Depreciation and amortization	4.4	8.0
Operating income	42.4	48.0
Total other expense	(7.7)	(4.2)
Income tax expense	(9.8)	(12.0)
Effective income tax rate	28.2%	27.5%
Net income	24.9	31.7
Net income attributable to noncontrolling interests	0.3	—
Net income attributable to Amedisys, Inc.	$25.2	$31.7

On a consolidated basis, our operating income decreased $6 million on an $11 million increase in net service revenue. Our year-over-year results were impacted by the return of sequestration (prior year included a benefit of $9 million associated with the suspension of sequestration) and the acquisitions of Evolution and AssistedCare on April 1, 2022 (which combined contributed $10 million in net service revenue and an operating loss of less than $1 million for the three-month period ended March 31, 2023). Excluding these items, our operating income increased $4 million on a $10 million increase in net service revenue due to the hospice rate increase, lower COVID-related costs and lower depreciation and amortization partially offset by planned wage increases, an increase in our general and administrative expenses and higher revenue adjustments.
Our operating results reflect a $10 million increase in our general and administrative expenses compared to prior year. Excluding our acquisitions, our general and administrative expenses increased $7 million (4%) primarily due to costs associated with our clinical optimization and reorganization initiatives, planned wage increases, increased information technology fees, higher recruiting fees, higher insurance-related costs and a change in the presentation of gains on the sale of fleet vehicles which are reflected in other income (expense) within our condensed consolidated income statement as of January 1, 2023 due to the modification of our fleet leases. Partially offsetting these items, our general and administrative expenses were favorably impacted by lower staffing levels and lower executive compensation costs.
Total other expense includes the following items (amounts in millions):

	For the Three-Month Periods Ended March 31,
	2023	2022
Interest income	$0.4	$—
Interest expense	(7.5)	(3.2)
Equity in earnings (loss) from equity method investments	0.1	(1.4)
Miscellaneous, net	(0.7)	0.3
Total other expense	$(7.7)	$(4.2)
Interest expense increased $4 million year over year as a result of higher interest rates on our outstanding term loan borrowings under our Third Amended Credit Agreement (see Note 6 - Long-Term Obligations to our condensed consolidated financial statements for additional information regarding our Third Amended Credit Agreement).
Miscellaneous, net includes a $2 million loss on the sale our personal care business recorded during the three-month period ended March 31, 2023 (see Note 5 - Dispositions to our condensed consolidated financial statements for additional information) which was partially offset by gains on the sale of our fleet vehicles totaling $1 million during the three-month period ended March 31, 2023. Our fleet leases were modified effective January 1, 2023 resulting in a change in the presentation of gains which were previously reflected as a reduction to our general and administrative expenses (see Note 6 - Long-Term Obligations to our condensed consolidated financial statements for additional information).

Home Health Segment
The following table summarizes our home health segment results of operations:

	For the Three-Month Periods Ended March 31,
	2023	2022
Financial Information (in millions) (6):
Medicare	$215.4	$224.1
Non-Medicare	127.9	111.6
Net service revenue	343.3	335.7
Cost of service, inclusive of depreciation	197.0	185.2
Gross margin	146.3	150.5
General and administrative expenses	89.1	83.2
Depreciation and amortization	1.1	0.9
Operating income	$56.1	$66.4
Same Store Growth(1):
Medicare revenue	(7%)	1%
Non-Medicare revenue	12%	4%
Total admissions	8%	2%
Total volume(2)	5%	—%
Key Statistical Data - Total(3)(6):
Admissions	101,963	91,764
Recertifications	43,325	42,856
Total volume	145,288	134,620

Medicare completed episodes	73,563	74,443
Average Medicare revenue per completed episode(4)	$2,974	$3,013
Medicare visits per completed episode(5)	12.4	13.0

Visiting clinician cost per visit	$100.00	$97.28
Clinical manager cost per visit	10.97	10.62
Total cost per visit	$110.97	$107.90
Visits	1,775,206	1,716,211
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
(4) Average Medicare revenue per completed episode is the average Medicare revenue earned for each Medicare completed episode of care. Average Medicare revenue per completed episode reflects the suspension of sequestration for the three-month period ended March 31, 2022 and the reinstatement of sequestration at 2% for the three-month period ended March 31, 2023.
(5) Medicare visits per completed episode are the home health Medicare visits on completed episodes divided by the home health Medicare episodes completed during the period.
(6) Prior year has been recast to conform to the current year presentation.
Operating Results
On March 23, 2022, we entered into a transaction with one of our high acuity care health system partners in which our health system partner contributed its home health operations to one of our existing high acuity care joint ventures. The home health operations were reflected in our high acuity care segment during 2022. Effective January 1, 2023, the operating results of this home health care center are included within our home health segment. Prior periods have been recast to conform to the current year presentation.

Overall, our operating income decreased $10 million on an $8 million increase in net service revenue. Our year over year results were impacted by the April 1, 2022 acquisitions of Evolution and AssistedCare (which contributed net service revenue of $10 million and an operating loss of less than $1 million for the three-month period ended March 31, 2023) and a prior year benefit of $5 million in connection with the suspension of sequestration. Excluding these items, our operating income decreased $4 million on a $3 million increase in net service revenue. The decline in our operating income is primarily due to a shift in our payor mix, higher revenue adjustments and planned wage increases. These items were partially offset by improvement in our operating performance driven by improvements in clinician utilization.
Net Service Revenue
Our net service revenue increased $8 million. Excluding our acquisitions and the sequestration benefit recognized in prior year, our net service revenue increased $3 million due to 5% total volume growth and an increase in our non-Medicare revenue per visit. Our volumes continue to be impacted by staffing shortages driven by the competitive labor market.
Cost of Service, Inclusive of Depreciation
Our cost of service consists of costs associated with direct clinician care in the homes of our patients as well as the cost of clinical managers who monitor the overall delivery of care. Overall, our total cost of service increased 6% due to a 3% increase in our total cost per visit and a 3% increase in total visits. The 3% increase in our total cost per visit is primarily due to planned wage increases, an increase in salaried employees and visit mix partially offset by lower COVID-related costs. The 3% increase in total visits was driven by growth in volumes and our acquisitions.
General and Administrative Expenses
Our general and administrative expenses increased $6 million. Excluding our acquisitions, our general and administrative expenses increased $3 million primarily due to planned wage increases, higher information technology fees and higher insurance-related costs partially offset by lower staffing levels and savings associated with clinical optimization and reorganization activities.

Hospice Segment
The following table summarizes our hospice segment results of operations:

	For the Three-Month Periods Ended March 31,
	2023	2022
Financial Information (in millions):
Medicare	$182.7	$182.5
Non-Medicare	10.7	10.6
Net service revenue	193.4	193.1
Cost of service, inclusive of depreciation	101.4	106.4
Gross margin	92.0	86.7
General and administrative expenses	47.9	51.3
Depreciation and amortization	0.6	0.6
Operating income	$43.5	$34.8
Same Store Growth(1):
Medicare revenue	—%	1%
Hospice admissions	(5%)	2%
Average daily census	(1%)	(3%)
Key Statistical Data - Total(2):
Hospice admissions	12,998	13,886
Average daily census	12,730	12,920
Revenue per day, net	$168.83	$166.04
Cost of service per day	$88.21	$91.48
Average discharge length of stay	90	89
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
Operating Results
Overall, our operating income increased $9 million on flat net service revenue. Our year over year results were positively impacted by the increase in reimbursement effective October 1, 2022, savings associated with clinical optimization and reorganization initiatives, reductions in staffing levels and a decrease in our general and administrative expenses. These items were partially offset by a benefit recognized in the prior year totaling $4 million associated with the suspension of sequestration, a decline in our hospice average daily census and planned wage increases.
Net Service Revenue
Our net service revenue remained flat as the increase in reimbursement effective October 1, 2022 was offset by the reinstatement of sequestration at 2% and a decline in our average daily census. Our decline in average daily census year over year is primarily due to a decline in our hospice admissions as well as care center closures.
Cost of Service, Inclusive of Depreciation
Our hospice cost of service decreased 5% primarily due to a 4% decrease in our cost of service per day. The 4% decrease in our cost of service per day is due to reductions in staffing levels, savings associated with clinical optimization and reorganization initiatives, lower utilization of contractors to supplement our staffing levels and lower COVID-19 costs. These items were partially offset by planned wage increases.

General and Administrative Expenses
Our general and administrative expenses decreased $3 million primarily due to reductions in staffing levels and travel and training spend partially offset by planned wage increases.
Personal Care Segment
The following table summarizes our personal care segment results of operations:

	For the Three-Month Periods Ended March 31,
	2023	2022
Financial Information (in millions):
Medicare	$—	$—
Non-Medicare	15.0	14.0
Net service revenue	15.0	14.0
Cost of service, inclusive of depreciation	11.1	10.8
Gross margin	3.9	3.2
General and administrative expenses	2.3	2.2
Depreciation and amortization	—	0.1
Operating income	$1.6	$0.9
Key Statistical Data - Total:
Billable hours	440,464	451,032
Clients served	7,892	7,479
Shifts	191,379	193,742
Revenue per hour	$33.97	$30.95
Revenue per shift	$78.19	$72.04
Hours per shift	2.3	2.3
Operating Results
We completed the sale of our personal care business on March 31, 2023.
Operating income related to our personal care segment increased $1 million on a $1 million increase in net service revenue driven by an increase in rates. Our cost of service and general and administrative expenses remained flat.

High Acuity Care Segment
The following table summarizes our high acuity care segment results of operations:

	For the Three-Month Periods Ended March 31,
	2023	2022
Financial Information (in millions) (1):
Medicare	$—	$—
Non-Medicare	4.7	2.5
Net service revenue	4.7	2.5
Cost of service, inclusive of depreciation	5.5	2.4
Gross margin	(0.8)	0.1
General and administrative expenses	4.4	4.3
Depreciation and amortization	0.8	0.8
Operating loss	$(6.0)	$(5.0)
Key Statistical Data - Total:
Full risk admissions	158	106
Limited risk admissions	459	227
Total admissions	617	333

Full risk revenue per episode	$11,343	$10,077
Limited risk revenue per episode	$5,711	$5,779

Number of admitting joint venture markets	10	9
(1)Prior year has been recast to conform to the current year presentation.
Operating Results
In connection with our reorganization initiatives, we transitioned corporate functions that were previously included within our high acuity care segment to the corporate support function effective January 1, 2023. Additionally, during the three-month period ended March 31, 2022, we entered into a transaction with one of our high acuity care health system partners in which our health system partner contributed its home health operations to one of our existing high acuity care joint ventures. The home health operations were reflected in our high acuity care segment during 2022. Effective January 1, 2023, the operating results of this home health care center are included within our home health segment. Prior periods have been recast to conform to the current year presentation.
Our year over year results reflect net service revenue growth resulting from our home recovery care services. Our gross margin for the three-month period ended March 31, 2023 reflects a forecasted loss on the first performance year of our new risk-based palliative care contract resulting from investments in resources to support this contract as well as future palliative care arrangements.
Although we expect our high acuity care segment to continue to generate operating losses, we also expect improvement as we leverage our operating structure through growth in current and future joint ventures and expansion of palliative care at home arrangements.
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

Cost of Service, Inclusive of Depreciation
Our cost of service consists primarily of medical costs associated with direct clinician care provided to our patients during the applicable episode period, costs associated with our virtual care unit (“VCU”), which enables us to provide monitoring services and facilitates virtual patient rounding visits via telehealth and costs associated with resources to support our palliative care at home programs. The increase in cost of service over prior year is primarily related to a forecasted loss on the first performance year of our new risk-based palliative care contract resulting from investments in resources to support this contract as well as future palliative care arrangements.
General and Administrative Expenses
Our general and administrative expenses which primarily consist of salaries and benefits were flat year over year. We have made significant investments to build the clinical, operational and technological infrastructure necessary to support the development and future growth of home recovery care programs on a national scale.
Corporate
The following table summarizes our corporate results of operations:

	For the Three-Month Periods Ended March 31,
	2023	2022
Financial Information (in millions) (1):
General and administrative expenses	$50.9	$43.5
Depreciation and amortization	1.9	5.6
Total operating expenses	$52.8	$49.1
(1)Prior year has been recast to conform to the current year presentation.
Corporate expenses consist of costs related to our executive management and corporate and administrative support functions, primarily information services, accounting, finance, billing and collections, legal, compliance, risk management, procurement, marketing, clinical administration, training, human resources and administration.
In connection with our reorganization initiatives, we transitioned corporate functions that were previously included within our high acuity care segment to the corporate support function effective January 1, 2023. Prior periods have been recast to conform to the current year presentation.
Corporate general and administrative expenses increased $7 million during the three-month period ended March 31, 2023 primarily due to planned wage increases, costs associated with our clinical optimization and reorganization initiatives, higher recruiting fees and a change in the presentation of gains on the sale of fleet vehicles which are reflected in other income (expense) within our condensed consolidated income statement as of January 1, 2023 due to the modification of our fleet leases partially offset by lower executive compensation costs.
Corporate depreciation and amortization decreased $4 million during the three-month period ended March 31, 2023 due to a reduction in amortization expense related to acquired names and non-compete agreements that were fully amortized as of December 31, 2022.

Liquidity and Capital Resources
Cash Flows
The following table summarizes our cash flows for the periods indicated (amounts in millions):

	For the Three-Month Periods Ended March 31,
	2023	2022
Cash provided by operating activities	$26.0	$48.6
Cash provided by (used in) investing activities	45.9	(16.1)
Cash used in financing activities	(56.9)	(7.4)
Net increase in cash, cash equivalents and restricted cash	15.0	25.1
Cash, cash equivalents and restricted cash at beginning of period	54.1	45.8
Cash, cash equivalents and restricted cash at end of period	$69.1	$70.9

Cash provided by operating activities decreased $22.6 million during the three-month period ended March 31, 2023 compared to the three-month period ended March 31, 2022 primarily due to lower operating income and higher interest payments combined with the timing of the payment of accrued expenses.
Our investing activities primarily consist of the purchase of property and equipment, investments and acquisitions. Cash provided by investing activities totaled $45.9 million during the three-month period ended March 31, 2023 primarily due to the divestiture of our personal care line of business. Cash used in investing activities totaled $16.1 million during the three-month period ended March 31, 2022 primarily due to our purchase of a cost method investment.
Our financing activities primarily consist of borrowings under our term loan and/or revolving credit facility, repayments of borrowings, the remittance of taxes associated with shares withheld on non-cash compensation, proceeds related to the exercise of stock options, proceeds related to the purchase of stock under our employee stock purchase plan and our purchase of company stock under our stock repurchase program. Cash used in financing activities totaled $56.9 million and $7.4 million during the three-month periods ended March 31, 2023 and 2022, respectively, and was primarily related to the repayment of borrowings and the remittance of taxes associated with shares withheld on non-cash compensation. Net proceeds from the divestiture of our personal care line of business were used to pay a portion of our Term Loan during the three-month period ended March 31, 2023.
Liquidity
Typically, our principal source of liquidity is the collection of our patient accounts receivable, primarily through the Medicare program. In addition to our collection of patient accounts receivable, from time to time, we can and do obtain additional sources of liquidity by the incurrence of additional indebtedness.
During the three-month period ended March 31, 2023, we spent $1.6 million in capital expenditures and investments in technology assets as compared to $1.1 million during the three-month period ended March 31, 2022. Our capital expenditures and investments in technology assets for 2023 are expected to be approximately $17.0 million to $18.0 million, excluding the impact of any future acquisitions.
As of March 31, 2023, we had $49.4 million in cash and cash equivalents and $519.2 million in availability under our $550.0 million Revolving Credit Facility.
Based on our operating forecasts and our debt service requirements, we believe we will have sufficient liquidity to fund our operations, capital requirements and debt service requirements for the next twelve months and beyond.
Outstanding Patient Accounts Receivable
Our patient accounts receivable decreased $2.7 million from December 31, 2022. Our cash collection as a percentage of revenue was 99% and 97% for the three-month periods ended March 31, 2023 and 2022, respectively. Our days revenue outstanding at March 31, 2023 was 46.3 days, which is an increase of 0.2 days from December 31, 2022 and flat when compared to March 31, 2022.

Our patient accounts receivable includes unbilled receivables and are aged based upon our initial service date. We monitor unbilled receivables on a care center by care center basis to ensure that all efforts are made to bill claims within timely filing deadlines. Our unbilled patient accounts receivable can be impacted by pre-claim reviews required by the Medicare Administrative Contractors in the five Review Choice Demonstration states, voluntary pre-bill edits and review, efforts to secure needed documentation to bill (orders, consents, etc.), integrations of recent acquisitions, changes of ownership and any regulatory and procedural updates impacting claim submission. The timely filing deadline for Medicare is one year from the date of the last billable service in the 30-day billing period and varies by state for Medicaid-reimbursable services and among insurance companies and other private payors.
The following schedules detail our patient accounts receivable, by payor class, aged based upon initial date of service (amounts in millions, except days revenue outstanding):

	0-90	91-180	181-365	Over 365	Total
At March 31, 2023:
Medicare patient accounts receivable	$178.7	$14.0	$4.2	$0.2	$197.1
Other patient accounts receivable:
Medicaid	17.2	1.3	0.8	—	19.3
Private	65.7	6.9	5.1	—	77.7
Total	$82.9	$8.2	$5.9	$—	$97.0
Total patient accounts receivable					$294.1
Days revenue outstanding (1)					46.3
	0-90	91-180	181-365	Over 365	Total
At December 31, 2022:
Medicare patient accounts receivable	$179.9	$11.4	$5.1	$0.1	$196.5
Other patient accounts receivable:
Medicaid	16.3	1.4	0.7	—	18.4
Private	67.5	8.7	5.7	—	81.9
Total	$83.8	$10.1	$6.4	$—	$100.3
Total patient accounts receivable					$296.8
Days revenue outstanding (1)					46.1

(1)Our calculation of days revenue outstanding is derived by dividing our ending patient accounts receivable at March 31, 2023 and December 31, 2022 by our average daily net service revenue for the three-month periods ended March 31, 2023 and December 31, 2022, respectively.
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
Third Amendment to the Credit Agreement
On March 10, 2023, we entered into the Third Amendment to our Credit Agreement (as amended by the Third Amendment, the "Third Amended Credit Agreement"). The Third Amendment (i) formally replaced the use of the London Interbank Offered Rate ("LIBOR") with the Secured Overnight Financing Rate ("SOFR") for interest rate pricing and (ii) allowed for the disposition of our personal care business.
The loans issued under the Amended Credit Facility bear interest on a per annum basis, at our election, at either: (i) the Base Rate plus the Applicable Rate or (ii) the Term SOFR Rate plus the Applicable Rate. The “Base Rate” means a fluctuating rate per annum equal to the highest of (a) the federal funds rate plus 0.50% per annum, (b) the prime rate of interest established by the Administrative Agent, and (c) the Term SOFR Rate plus 1% per annum. The “Term SOFR Rate” means the quoted rate per annum equal to the SOFR for an interest period of one or three months (as selected by us) plus the SOFR adjustment of 0.10%.
As of March 31, 2023 and 2022, we had no outstanding borrowings under our $550.0 million Revolving Credit Facility. Our weighted average interest rate for borrowings under our Amended Term Loan Facility was 6.1% and 1.7% for the three-month periods ended March 31, 2023 and 2022, respectively.
As of March 31, 2023, our consolidated leverage ratio was 1.6, our consolidated interest coverage ratio was 10.3 and we are in compliance with our covenants under the Third Amended Credit Agreement. In the event we are not in compliance with our debt covenants in the future, we would pursue various alternatives in an attempt to successfully resolve the non-compliance, which might include, among other things, seeking debt covenant waivers or amendments.
As of March 31, 2023, our availability under our $550.0 million Revolving Credit Facility was $519.2 million as we have no outstanding borrowings and $30.8 million outstanding in letters of credit.
See Note 6 - Long Term Obligations to our condensed consolidated financial statements for additional details on our outstanding long-term obligations.
Stock Repurchase Program
On August 2, 2021, our Board of Directors authorized a share repurchase program, under which we could repurchase up to $100 million of our outstanding common stock through December 31, 2022 (the "2022 Share Repurchase Program").
Under the terms of the 2022 Share Repurchase Program, we were allowed to repurchase shares from time to time through open market purchases, unsolicited or solicited privately negotiated transactions, an accelerated stock repurchase program, and/or a trading plan in compliance with Exchange Act Rule 10b5-1. The timing and the amount of the repurchases were determined by management based on a number of factors, including but not limited to share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions and other factors. We did not repurchase any shares under the 2022 Share Repurchase Program during the three-month period ended March 31, 2022. The 2022 Share Repurchase Program expired on December 31, 2022.
On February 2, 2023, our Board of Directors authorized a share repurchase program, under which we may repurchase up to $100 million of our outstanding common stock through December 31, 2023 (the "2023 Share Repurchase Program").
Under the terms of the 2023 Share Repurchase Program, we are allowed to repurchase shares from time to time through open market purchases, unsolicited or solicited privately negotiated transactions, an accelerated stock repurchase program, and/or a trading plan in compliance with Exchange Act Rule 10b5-1. The timing and the amount of the repurchases will be determined by management based on a number of factors, including but not limited to share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions and other factors. Effective January 1, 2023, repurchases are subject to a 1% excise tax under the Inflation Reduction Act. We have not repurchased any shares under the 2023 Share Repurchase Program as of March 31, 2023.
Inflation
Our operations have been materially impacted by the current inflationary environment as we have experienced higher labor costs and increases in supply costs, fuel costs and mileage reimbursements. We expect inflation to continue to impact our operations in 2023. As of March 31, 2023, the impacts of inflation on our results of operations have been partially mitigated by rate increases, improvements in clinician utilization, reductions in hospice staffing levels and clinical optimization and reorganization initiatives. No assurance can be given as to our ability to offset the impacts of inflation in the future.
Critical Accounting Estimates
See Part II, Item 7 – Critical Accounting Estimates and our consolidated financial statements and related notes in Part II, Item 8 of our 2022 Annual Report on Form 10-K for accounting policies and related estimates we believe are the most critical to understanding our condensed consolidated financial statements, financial condition and results of operations and which require complex management judgment and assumptions or involve uncertainties. These critical accounting estimates include revenue recognition, business combinations and goodwill and other intangible assets. There have not been any changes to our significant accounting policies or their application since we filed our 2022 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from fluctuations in interest rates. Our Term Loan and Revolving Credit Facility carry a floating interest rate which is tied to the Secured Overnight Financing Rate ("SOFR") and the Prime Rate, and therefore, our condensed consolidated income statement and our condensed consolidated statements of cash flows are exposed to changes in interest rates. As of March 31, 2023, the total amount of outstanding debt subject to interest rate fluctuations was $383.1 million. A 1.0% interest rate change would cause interest expense to change by approximately $3.8 million annually, assuming the Company makes no principal repayments.
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
In connection with the preparation of this Quarterly Report on Form 10-Q, as of March 31, 2023, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.
Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2023, the end of the period covered by this Quarterly Report.
Changes in Internal Controls
There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have occurred during the quarter ended March 31, 2023, that have materially impacted, or are reasonably likely to materially impact, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and, based on an evaluation of our controls and procedures, our principal executive officer and our principal financial officer concluded our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2023, the end of the period covered by this Quarterly Report.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 7 - Commitments and Contingencies to the condensed consolidated financial statements for information concerning our legal proceedings.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022. These risks, which could materially affect our business, financial condition or future results, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or operating results.
In addition to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, the following risks are related to the proposed Merger:
The proposed Merger is subject to approval of our stockholders as well as the satisfaction of other closing conditions, including government consents and approvals, some or all of which may not be satisfied or completed within the expected timeframe, if at all.
Completion of the Merger is subject to a number of closing conditions, including obtaining the approval of our stockholders and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. We can provide no assurance that all required consents and approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, even if all required consents and approvals can be obtained and all closing conditions are satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such consents and approvals or the timing of the completion of the Merger. Many of the conditions to completion of the Merger are not within our control, and we cannot predict when or if these conditions will be satisfied (or waived, if applicable). Any adverse consequence of the pending Merger could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement.
Each party’s obligation to consummate the Merger is also subject to the accuracy of the representations and warranties of the other party (subject to certain exceptions) and performance by each party of its respective obligations under the Merger Agreement, including, agreements by us and Option Care Health to use our reasonable best efforts to carry on our respective businesses in all material respects in the ordinary course, consistent with past practice, and to preserve our business organization and relationships with customers, suppliers, licensors, licensees and other third parties, and to comply with certain operating covenants. In addition, the Merger Agreement may be terminated under certain specified circumstances, including, but not limited to, if our board of directors make an Amedisys Recommendation Change (as defined in the Merger Agreement) or if the board of directors of Option Care Health makes an Option Care Health Recommendation Change (as defined in the Merger Agreement). As a result, we cannot assure you that the Merger will be completed, even if our stockholders approve the Merger, or that, if completed, it will be exactly on the terms set forth in the Merger Agreement or within the expected time frame.
We may not complete the proposed Merger within the time frame we anticipate or at all, which could have an adverse effect on our business, financial results and/or operations.
The proposed Merger may not be completed within the expected timeframe, or at all, as a result of various factors and conditions, some of which may be beyond our control. If the Merger is not completed for any reason, including as a result of our stockholders failing to adopt the Merger Agreement, our stockholders will not receive any payment for their shares of our common stock in connection with the Merger. Instead, we will remain a public company, our common stock will continue to be listed and traded on The Nasdaq Global Select Market and registered under the Exchange Act, and we will be required to continue to file periodic reports with the SEC. Moreover, our ongoing business may be materially adversely affected, and we would be subject to a number of risks, including the following:
•we may experience negative reactions from the financial markets, including negative impacts on our stock price, and it is uncertain when, if ever, the price of the shares would return to the prices at which the shares currently trade;
•we may experience negative publicity, which could have an adverse effect on our ongoing operations including, but not limited to, retaining and attracting employees, customers, partners, suppliers and others with whom we do business;

•we will still be required to pay certain significant costs relating to the Merger, such as legal, accounting, financial advisory, printing and other professional services fees, which may relate to activities that we would not have undertaken other than in connection with the Merger;
•we may be required to pay a termination fee to Option Care Health of $106,000,000, as required under the Merger Agreement under certain circumstances;
•while the Merger Agreement is in effect, we are subject to restrictions on our business activities, including, among other things, restrictions on our ability to engage in certain kinds of material transactions, which could prevent us from pursuing strategic business opportunities, taking actions with respect to our business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and may as a result materially adversely affect our business, results of operations and financial condition;
•matters relating to the Merger require substantial commitments of time and resources by our management, which could result in the distraction of management from ongoing business operations and pursuing other opportunities that could have been beneficial to us; and
•we may commit significant time and resources to defending against litigation related to the Merger.
If the Merger is not consummated, the risks described above may materialize, and they may have a material adverse effect on our business operations, financial results and stock price, particularly to the extent that the current market price of our common stock reflects an assumption that the Merger will be completed.
We will be subject to various uncertainties while the Merger is pending that may cause disruption and may make it more difficult to maintain relationships with employees, customers and other third-party business partners.
Our efforts to complete the Merger could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our results of operation and our business. Uncertainty as to whether the Merger will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the Merger is pending because employees may experience uncertainty about their roles following the Merger. As mentioned above, a substantial amount of our management’s and employees’ attention is being directed toward the completion of the Merger and thus is being diverted from our day-to-day operations. Uncertainty as to our future could adversely affect our business and our relationship with customers and potential customers. For example, customers, suppliers and other third parties may defer decisions concerning working with us, or seek to change existing business relationships with us. Changes to or termination of existing business relationships could adversely affect our revenue, earnings and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the Merger could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement.
In certain instances, the Merger Agreement requires us to pay a termination fee to Option Care Health, which could affect the decisions of a third party considering making an alternative acquisition proposal.
Under the terms of the Merger Agreement, we may be required to pay Option Care Health a termination fee of $106,000,000 under specified conditions, including in the event the Merger Agreement is terminated due to a recommendation change by our board of directors or under certain circumstances where a proposal for an alternative transaction has been made to us and, within 12 months following termination, we enter into a definitive agreement providing for an alternative transaction or consummate an alternative transaction. This payment could affect the structure, pricing and terms proposed by a third party seeking to acquire or merge with us and could discourage a third party from making a competing acquisition proposal, including a proposal that would be more favorable to our stockholders than the Merger.
We have incurred, and will continue to incur, direct and indirect costs as a result of the Merger.
We have incurred, and will continue to incur, significant costs and expenses, including regulatory costs, fees for professional services and other transaction costs in connection with the Merger, for which we will have received little or no benefit if the Merger is not completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses. Many of these fees and costs will be payable by us even if the Merger is not completed and may relate to activities that we would not have undertaken other than to complete the Merger.

Litigation challenging the Merger Agreement may prevent the Merger from being consummated within the expected timeframe or at all.
Lawsuits may be filed against us, our board of directors or other parties to the Merger Agreement, challenging the Merger or making other claims in connection therewith. Such lawsuits may be brought by our purported stockholders and may seek, among other things, to enjoin consummation of the Merger. One of the conditions to the consummation of the Merger is the absence of any order or law that has the effect of enjoining or otherwise prohibiting the completion of the Merger. As such, if the plaintiffs in such potential lawsuits are successful in obtaining an injunction prohibiting the defendants from completing the Merger on the agreed upon terms, then such injunction may prevent the Merger from becoming effective, or from becoming effective within the expected timeframe.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides the information with respect to purchases made by us of shares of our common stock during each of the months during the three-month period ended March 31, 2023:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
January 1, 2023 to January 31, 2023	6,820		$82.60	—	$100,000,000
February 1, 2023 to February 28, 2023	7,668		97.11	—	100,000,000
March 1, 2023 to March 31, 2023	—		—	—	100,000,000
	14,488	(1)	$90.28	—	$100,000,000

(1)Includes shares of common stock surrendered to us by certain employees to satisfy tax withholding and/or strike price obligations in connection with the vesting of non-vested stock previously awarded to such employees under our 2018 Omnibus Incentive Compensation Plan.
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

2.1
Equity Purchase Agreement, by and among Associated Home Care, L.L.C., Amedisys Personal Care, LLC, Amedisys, Inc. and HouseWorks Holdings, LLC, dated February 10, 2023 (Immaterial schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the U.S. Securities and Exchange Commission upon request.)

3.1	Composite of Certificate of Incorporation of the Company inclusive of all amendments through June 14, 2007	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	0-24260	3.1

3.2	Composite of By-Laws of the Company inclusive of all amendments through October 20, 2021	The Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021	0-24260	3.2

*10.1	Separation Agreement and General Release, by and between Amedisys, Inc. and Christopher T. Gerard

10.2
Third Amendment to Amended and Restated Credit Agreement, dated as of March 10, 2023, by and among Amedisys, Inc. and Amedisys Holding, L.L.C., as the borrowers, the Guarantors party thereto, the Lenders party thereto, Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, and the other L/C Issuers party thereto (Immaterial schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the U.S. Securities and Exchange Commission upon request.)

†31.1	Certification of Richard Ashworth, President and Chief Executive Officer (principal executive officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2
Certification of Scott G. Ginn, Acting Chief Operating Officer, Executive Vice President and Chief Financial Officer (principal financial officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

††32.1
Certification of Richard Ashworth, President and Chief Executive Officer (principal executive officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

††32.2
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
Date: May 4, 2023