Form 10-Q
period 2023-06-30
AMEDISYS INC
filed 2023-07-27
CIK 896262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, is as follows: Common stock, $0.001 par value, 32,607,894 shares outstanding as of July 21, 2023.

SPECIAL CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

When included in this Quarterly Report on Form 10-Q, or in other documents that we file with the Securities and Exchange Commission (“SEC”) or in statements made by or on behalf of the Company, words like “believes,” “belief,” “expects,” “strategy,” “plans,” “anticipates,” “intends,” “projects,” “estimates,” “may,” “might,” “will,” “could,” “would,” “should” and similar expressions are intended to identify forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a variety of risks and uncertainties that could cause actual results to differ materially from those described therein. These risks and uncertainties include, but are not limited to, the following: disruption from the proposed merger with UnitedHealth Group with patient, payor, provider, referral source, supplier or management and employee relationships; the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement with UnitedHealth Group or the inability to complete the proposed transaction on the anticipated terms and timetable; the risk that necessary regulatory approvals for the proposed merger with UnitedHealth Group are delayed, are not obtained or are obtained subject to conditions that are not anticipated; the failure of the conditions to the proposed merger to be satisfied; the inability to complete the proposed transaction due to the failure to obtain approval of the stockholders of Amedisys or to satisfy any other condition in a timely manner or at all; the costs related to the proposed transaction; the diversion of management time on merger-related issues; the risk that termination fees may be payable by the Company in the event that the merger agreement is terminated under certain circumstances; reputational risk related to the proposed merger; the risk of litigation or regulatory action related to the proposed merger; changes in Medicare and other medical payment levels; changes in payments and covered services by federal and state governments; future cost containment initiatives undertaken by third-party payors; changes in the episodic versus non-episodic mix of our payors, the case mix of our patients and payment methodologies; staffing shortages driven by the competitive labor market; our ability to attract and retain qualified personnel; competition in the healthcare industry; our ability to maintain or establish new patient referral sources; changes in or our failure to comply with existing federal and state laws or regulations or the inability to comply with new government regulations on a timely basis; the impact of the novel coronavirus pandemic ("COVID-19") on our business, financial condition and results of operations; changes in estimates and judgments associated with critical accounting policies; our ability to consistently provide high-quality care; our ability to keep our patients and employees safe; our access to financing; our ability to meet debt service requirements and comply with covenants in debt agreements; business disruptions due to natural or man-made disasters, climate change or acts of terrorism, widespread protests or civil unrest; our ability to open care centers, acquire additional care centers and integrate and operate these care centers effectively; our ability to realize the anticipated benefits of acquisitions, investments and joint ventures; our ability to integrate, manage and keep our information systems secure; the impact of inflation; and changes in laws or developments with respect to any litigation relating to the Company, including various other matters, many of which are beyond our control.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMEDISYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	June 30, 2023 (Unaudited)	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$95,377	$40,540
Restricted cash	15,784	13,593
Patient accounts receivable	278,785	296,785
Prepaid expenses	13,774	11,628
Other current assets	22,824	26,415
Total current assets	426,544	388,961
Property and equipment, net of accumulated depreciation of $90,523 and $101,364	36,399	16,026
Operating lease right of use assets	85,142	102,856
Goodwill	1,244,679	1,287,399
Intangible assets, net of accumulated amortization of $17,714 and $14,604	104,744	101,167
Other assets	84,894	79,836
Total assets	$1,982,402	$1,976,245
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$38,557	$43,735
Payroll and employee benefits	123,234	125,387
Accrued expenses	137,359	137,390
Termination fee paid by UnitedHealth Group	106,000	—
Current portion of long-term obligations	31,465	15,496
Current portion of operating lease liabilities	25,786	33,521
Total current liabilities	462,401	355,529
Long-term obligations, less current portion	369,896	419,420
Operating lease liabilities, less current portion	59,634	69,504
Deferred income tax liabilities	28,085	20,411
Other long-term obligations	1,629	4,808
Total liabilities	921,645	869,672
Commitments and Contingencies—Note 6
Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized; 38,030,397 and 37,891,186 shares issued; 32,608,325 and 32,511,465 shares outstanding	38	38
Additional paid-in capital	768,789	755,063
Treasury stock, at cost, 5,422,072 and 5,379,721 shares of common stock	(464,688)	(461,200)
Retained earnings	702,643	757,672
Total Amedisys, Inc. stockholders’ equity	1,006,782	1,051,573
Noncontrolling interests	53,975	55,000
Total equity	1,060,757	1,106,573
Total liabilities and equity	$1,982,402	$1,976,245
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	For the Three-Month Periods Ended June 30,		For the Six-Month Periods Ended June 30,
	2023	2022	2023	2022
Net service revenue	$552,968	$557,890	$1,109,357	$1,103,147
Operating expenses:
Cost of service, inclusive of depreciation	297,455	316,211	612,465	621,031
General and administrative expenses:
Salaries and benefits	125,504	127,758	251,843	251,238
Non-cash compensation	9,108	5,148	12,381	12,495
Depreciation and amortization	4,725	6,220	9,168	14,228
Other	78,381	54,912	143,326	108,552
Total operating expenses	515,173	510,249	1,029,183	1,007,544
Operating income	37,795	47,641	80,174	95,603
Other income (expense):
Interest income	742	36	1,148	49
Interest expense	(7,502)	(8,311)	(15,019)	(11,484)
Equity in earnings (loss) from equity method investments	7,991	659	8,114	(744)
Merger termination fee	(106,000)	—	(106,000)	—
Miscellaneous, net	4,743	331	4,061	664
Total other expense, net	(100,026)	(7,285)	(107,696)	(11,515)
(Loss) income before income taxes	(62,231)	40,356	(27,522)	84,088
Income tax expense	(18,250)	(11,319)	(28,050)	(23,338)
Net (loss) income	(80,481)	29,037	(55,572)	60,750
Net loss attributable to noncontrolling interests	206	542	543	500
Net (loss) income attributable to Amedisys, Inc.	$(80,275)	$29,579	$(55,029)	$61,250
Basic earnings per common share:
Net (loss) income attributable to Amedisys, Inc. common stockholders	$(2.46)	$0.91	$(1.69)	$1.88
Weighted average shares outstanding	32,579	32,522	32,568	32,538
Diluted earnings per common share:
Net (loss) income attributable to Amedisys, Inc. common stockholders	$(2.46)	$0.91	$(1.69)	$1.87
Weighted average shares outstanding	32,579	32,681	32,568	32,722
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except common stock shares)
(Unaudited)

	For the Three-Months Ended June 30, 2023
	Total	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Noncontrolling Interests
		Shares	Amount
Balance, March 31, 2023	$1,133,348	37,938,354	$38	$758,669	$(462,508)	$782,918	$54,231
Issuance of stock – employee stock purchase plan	937	14,995	—	937	—	—	—
Issuance/(cancellation) of non-vested stock	—	75,776	—	—	—	—	—
Exercise of stock options	75	1,272	—	75	—	—	—
Non-cash compensation	9,108	—	—	9,108	—	—	—
Surrendered shares	(2,180)	—	—	—	(2,180)	—	—
Noncontrolling interest contributions	376	—	—	—	—	—	376
Noncontrolling interest distributions	(426)	—	—	—	—	—	(426)
Net loss	(80,481)	—	—	—	—	(80,275)	(206)
Balance, June 30, 2023	$1,060,757	38,030,397	$38	$768,789	$(464,688)	$702,643	$53,975

	For the Three-Months Ended June 30, 2022
	Total	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Noncontrolling Interests
		Shares	Amount
Balance, March 31, 2022	$1,020,652	37,763,705	$38	$736,536	$(440,550)	$670,734	$53,894
Issuance of stock – employee stock purchase plan	906	6,184	—	906	—	—	—
Issuance/(cancellation) of non-vested stock	—	3,812	—	—	—	—	—
Exercise of stock options	686	6,541	—	686	—	—	—
Non-cash compensation	5,148	—	—	5,148	—	—	—
Surrendered shares	(80)	—	—	—	(80)	—	—
Shares repurchased	(17,351)	—	—	—	(17,351)	—	—
Noncontrolling interest contributions	300	—	—	—	—	—	300
Noncontrolling interest distributions	(303)	—	—	—	—	—	(303)
Net income (loss)	29,037	—	—	—	—	29,579	(542)
Balance, June 30, 2022	$1,038,995	37,780,242	$38	$743,276	$(457,981)	$700,313	$53,349

	For the Six-Months Ended June 30, 2023
	Total	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Noncontrolling Interests
		Shares	Amount
Balance, December 31, 2022	$1,106,573	37,891,186	$38	$755,063	$(461,200)	$757,672	$55,000
Issuance of stock – employee stock purchase plan	1,754	26,493	—	1,754	—	—	—
Issuance/(cancellation) of non-vested stock	—	111,446	—	—	—	—	—
Exercise of stock options	75	1,272	—	75	—	—	—
Non-cash compensation	12,381	—	—	12,381	—	—	—
Surrendered shares	(3,488)	—	—	—	(3,488)	—	—
Purchase of noncontrolling interest	(630)	—	—	(484)	—	—	(146)
Noncontrolling interest contributions	376	—	—	—	—	—	376
Noncontrolling interest distributions	(712)	—	—	—	—	—	(712)
Net loss	(55,572)	—	—	—	—	(55,029)	(543)
Balance, June 30, 2023	$1,060,757	38,030,397	$38	$768,789	$(464,688)	$702,643	$53,975

	For the Six-Months Ended June 30, 2022
	Total	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Noncontrolling Interests
		Shares	Amount
Balance, December 31, 2021	$976,323	37,674,868	$38	$728,118	$(435,868)	$639,063	$44,972
Issuance of stock – employee stock purchase plan	1,891	13,345	—	1,891	—	—	—
Issuance/(cancellation) of non-vested stock	—	84,306	—	—	—	—	—
Exercise of stock options	772	7,723	—	772	—	—	—
Non-cash compensation	12,495	—	—	12,495	—	—	—
Surrendered shares	(4,762)	—	—	—	(4,762)	—	—
Shares repurchased	(17,351)	—	—	—	(17,351)	—	—
Noncontrolling interest contributions	9,852	—	—	—	—	—	9,852
Noncontrolling interest distributions	(975)	—	—	—	—	—	(975)
Net income (loss)	60,750	—	—	—	—	61,250	(500)
Balance, June 30, 2022	$1,038,995	37,780,242	$38	$743,276	$(457,981)	$700,313	$53,349

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Six-Month Periods Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(55,572)	$60,750
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization (inclusive of depreciation included in cost of service)	11,893	14,228
Non-cash compensation	12,381	12,495
Amortization and impairment of operating lease right of use assets	16,971	22,463
Loss on disposal of property and equipment	356	531
Loss on personal care divestiture	2,186	—
Merger termination fee	106,000	—
Deferred income taxes	8,104	6,003
Equity in (earnings) loss from equity method investments	(8,114)	744
Amortization of deferred debt issuance costs	495	495
Return on equity method investments	2,753	2,428
Changes in operating assets and liabilities, net of impact of acquisitions:
Patient accounts receivable	7,862	(21,344)
Other current assets	1,689	(4,468)
Operating lease right of use assets	(1,937)	(1,662)
Other assets	244	220
Accounts payable	(4,731)	4,498
Accrued expenses	4,775	29,529
Other long-term obligations	(3,179)	(223)
Operating lease liabilities	(15,456)	(20,657)
Net cash provided by operating activities	86,720	106,030
Cash Flows from Investing Activities:
Proceeds from the sale of deferred compensation plan assets	25	28
Proceeds from the sale of property and equipment	100	37
Purchases of property and equipment	(2,744)	(2,782)
Investments in technology assets	(6,667)	(559)
Purchase of cost method investment	—	(15,000)
Proceeds from personal care divestiture	47,787	—
Acquisitions of businesses, net of cash acquired	(350)	(73,311)
Net cash provided by (used in) investing activities	38,151	(91,587)
Cash Flows from Financing Activities:
Proceeds from issuance of stock upon exercise of stock options	75	772
Proceeds from issuance of stock under employee stock purchase plan	1,754	1,891
Shares withheld to pay taxes on non-cash compensation	(3,488)	(4,762)
Noncontrolling interest contributions	376	952
Noncontrolling interest distributions	(712)	(975)
Proceeds from borrowings under revolving line of credit	23,000	298,500
Repayments of borrowings under revolving line of credit	(23,000)	(283,500)
Principal payments of long-term obligations	(60,993)	(6,975)
Purchase of company stock	—	(17,351)
Payment of accrued contingent consideration	(4,055)	—
Purchase of noncontrolling interest	(800)	—
Net cash used in financing activities	(67,843)	(11,448)
Net increase in cash, cash equivalents and restricted cash	57,028	2,995
Cash, cash equivalents and restricted cash at beginning of period	54,133	45,769
Cash, cash equivalents and restricted cash at end of period	$111,161	$48,764

	For the Six-Month Periods Ended June 30,
	2023	2022
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$13,031	$4,489
Cash paid for income taxes, net of refunds received	$15,820	$22,977
Cash paid for operating lease liabilities	$17,394	$22,319
Cash paid for finance lease liabilities	$5,321	$735
Supplemental Disclosures of Non-Cash Activity:
Right of use assets obtained in exchange for operating lease liabilities	$14,802	$26,590
Right of use assets obtained in exchange for finance lease liabilities	$27,944	$1,316
Reductions to right of use assets resulting from reductions to operating lease liabilities	$15,135	$2,763
Reductions to right of use assets resulting from reductions to finance lease liabilities	$894	$—
Accrued contingent consideration	$—	$19,195
Noncontrolling interest contribution	$—	$8,900
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. NATURE OF OPERATIONS, CONSOLIDATION AND PRESENTATION OF FINANCIAL STATEMENTS
Amedisys, Inc., a Delaware corporation (together with its consolidated subsidiaries, referred to herein as “Amedisys,” “we,” “us,” or “our”), is a multi-state provider of home health, hospice and high acuity care services with approximately 74% and 73% of our consolidated net service revenue derived from Medicare for the three and six-month periods ended June 30, 2023, respectively, and approximately 74% of our consolidated net service revenue derived from Medicare for the three and six-month periods ended June 30, 2022. As of June 30, 2023, we owned and operated 347 Medicare-certified home health care centers, 165 Medicare-certified hospice care centers and 10 admitting high acuity care joint ventures in 37 states within the United States and the District of Columbia. We divested our personal care business on March 31, 2023.
Amedisys and UnitedHealth Group Incorporated Merger
On June 26, 2023, Amedisys, UnitedHealth Group Incorporated, a Delaware corporation ("UnitedHealth Group"), and Aurora Holdings Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of UnitedHealth Group ("Merger Sub"), entered into an Agreement and Plan of Merger, pursuant to which Merger Sub will merge with and into Amedisys with Amedisys continuing as the surviving corporation and becoming a wholly owned subsidiary of UnitedHealth Group. See Note 4 - Mergers, Acquisitions and Dispositions for additional information.
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
Reclassification
Certain reclassifications have been made to prior periods' financial statements in order to conform to the current year presentation. These reclassifications had no effect on our previously reported net income. See Note 7 - Segment Information for additional information regarding these reclassifications.
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
We determine the transaction price based on gross charges for services provided, reduced by estimates for contractual and non-contractual revenue adjustments. Contractual revenue adjustments are recorded for the difference between our standard rates and the contracted rates to be realized from patients, third-party payors and others for services provided. Non-contractual revenue adjustments include discounts provided to self-pay, uninsured patients or other payors, adjustments resulting from audits and payment reviews and adjustments arising from our inability to obtain appropriate billing documentation, authorizations or face-to-face documentation. Subsequent changes to the estimate of the transaction price are recorded as adjustments to net service revenue in the period of change.
Non-contractual revenue adjustments are recorded for self-pay, uninsured patients and other payors by major payor class based on our historical collection experience, aged accounts receivable by payor and current industry conditions. The non-contractual revenue adjustments represent the difference between amounts billed and amounts we expect to collect based on our collection history with similar payors. We assess our ability to collect for the healthcare services provided at the time of patient admission based on our verification of the patient's insurance coverage under Medicare, Medicaid, and other commercial or managed care insurance programs. Medicare represented approximately 74% and 73% of our consolidated net service revenue for the three and six-month periods ended June 30, 2023, respectively, and approximately 74% of our consolidated net service revenue for the three and six-month periods ended June 30, 2022.
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
We determine our estimates for non-contractual revenue adjustments related to our inability to obtain appropriate billing documentation, authorizations or face-to-face documentation based on our historical collection experience.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Net service revenue by payor class as a percentage of total net service revenue for each segment is as follows:

	For the Three-Month Periods Ended June 30,		For the Six-Month Periods Ended June 30,
	2023	2022	2023	2022
Home Health:
Medicare	40%	40%	39%	40%
Non-Medicare - Episodic-based	7%	8%	8%	8%
Non-Medicare - Non-episodic based	16%	13%	15%	12%
Hospice:
Medicare	34%	33%	34%	34%
Non-Medicare	2%	2%	2%	2%
Personal Care	—%	3%	1%	3%
High Acuity Care	1%	1%	1%	1%
	100%	100%	100%	100%
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
The Patient-Driven Groupings Model ("PDGM") uses timing, admission source, functional impairment levels and principal and other diagnoses to case-mix adjust payments. The case-mix adjusted payment for a 30-day period of care is subject to additional adjustments based on certain variables, including, but not limited to (a) an outlier payment if our patient's care was unusually costly (capped at 10% of total reimbursement per provider number); (b) a low utilization payment adjustment (“LUPA”) if the number of visits provided was less than the established threshold, which ranges from two to six visits and varies for every case-mix group; (c) a partial payment if a patient is transferred to another provider or from another provider before completing the 30-day period of care; and (d) the applicable geographic wage index. Payments for routine and non-routine supplies are included in the 30-day payment rate.
Medicare can also make various adjustments to payments received if we are unable to produce appropriate billing documentation or acceptable authorizations. We estimate the impact of such adjustments based on our historical collection experience, which primarily includes a historical collection rate of over 99% on Medicare claims, and record this estimate during the period in which services are rendered to revenue with a corresponding reduction to patient accounts receivable.
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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Effective January 1, 2022, the Centers for Medicare and Medicaid Services ("CMS") implemented a new notice of admission ("NOA") process. The NOA process requires a one-time submission for each patient that establishes the home health period of care and covers all contiguous 30-day periods of care until the patient is discharged from home health services. If the NOA is not submitted timely, a payment reduction is applied equal to 1/30 of the 30-day payment rate for each day from the start of care until the date the NOA is submitted.
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
Hospice Revenue Recognition
Hospice Medicare Revenue
Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the estimated payment rates. The estimated payment rates are predetermined daily or hourly rates for each of the four levels of care we deliver. The four levels of care are routine care, general inpatient care, continuous home care and respite care. Routine care accounted for 97% of our total Medicare hospice service revenue for the three and six-month periods ended June 30, 2023 and 2022. There are two separate payment rates for routine care: payments for the first 60 days of care and care beyond 60 days. In addition to the two routine rates, we may also receive a service intensity add-on (“SIA”). The SIA is based on visits made in the last seven days of life by a registered nurse or medical social worker for patients in a routine level of care.
The performance obligation is the delivery of hospice services to the patient, as determined by a physician, each day the patient is on hospice care.
We make adjustments to Medicare revenue for non-contractual revenue adjustments, which include our inability to obtain appropriate billing documentation or acceptable authorizations and other reasons unrelated to credit risk. We estimate the impact of these non-contractual revenue adjustments based on our historical collection experience, which primarily includes a historical collection rate of over 99% on Medicare claims, and record it during the period services are rendered.
Amounts due from Medicare include variable consideration for retroactive revenue adjustments due to settlements of audits and payment reviews. We determine our estimates for non-contractual revenue adjustments related to audits and payment reviews based on our historical experience and success rates in the claim appeals and adjudication process.
Additionally, our hospice service revenue is subject to certain limitations on payments from Medicare which are considered variable consideration. We are subject to an inpatient cap limit and an overall Medicare payment cap for each provider number. We monitor these caps on a provider-by-provider basis and estimate amounts due back to Medicare if we estimate a cap has been exceeded. We record these adjustments as a reduction to revenue and an increase in accrued expenses within our condensed consolidated balance sheets. Providers are required to self-report and pay their estimated cap liability by February 28th of the following year. As of June 30, 2023, we have recorded $4.2 million for estimated amounts due back to Medicare in

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
accrued expenses for the Federal cap years ended October 31, 2016 through September 30, 2023. As of December 31, 2022, we had recorded $4.3 million for estimated amounts due back to Medicare in accrued expenses for the Federal cap years ended October 31, 2016 through September 30, 2023.
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
Personal Care Revenue Recognition
Personal Care Revenue
For the periods prior to our divestiture of our personal care line of business on March 31, 2023, we generated net service revenues by providing our services directly to patients based on authorized hours, visits or units determined by the relevant agency, at a rate that was either contractual or fixed by legislation. Net service revenue was recognized at the time services were rendered based on gross charges for the services provided, reduced by estimates for contractual and non-contractual revenue adjustments. We received payment for providing such services from payors, including state and local governmental agencies, managed care organizations, commercial insurers and private consumers. Payors included the following elder service agencies: Aging Services Access Points ("ASAPs"), Senior Care Options ("SCOs"), Program of All-Inclusive Care for the Elderly ("PACE") and the Veterans Administration ("VA").
High Acuity Care Revenue Recognition
High Acuity Care Revenue
Our revenues are primarily derived from contracts with (1) health insurance plans for the coordination and provision of home recovery care services to clinically-eligible patients who are enrolled members in those insurance plans and (2) health system partners for the coordination and provision of home recovery care services to clinically-eligible patients who are discharged early from a health system facility to complete their inpatient stay at home.

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
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include certificates of deposit and all highly liquid debt instruments with maturities of three months or less when purchased. The Company maintains cash with commercial banks, which are insured by the Federal Deposit Insurance Corporation (“FDIC”). At various times, the Company has deposits in these financial institutions in excess of the amount insured by the FDIC. The Company has not experienced any losses related to these balances and believes its credit risk to be minimal.
Restricted cash includes cash that is not available for ordinary business use. As of June 30, 2023 and December 31, 2022, we had $15.8 million and $13.6 million, respectively, classified as restricted cash related to funds placed into escrow accounts in connection with the indemnity, closing payment and other provisions within the purchase agreements of our acquisitions and divestitures. See Note 4 - Mergers, Acquisitions and Dispositions for additional information regarding funds placed into escrow.
The following table summarizes the balances related to our cash, cash equivalents and restricted cash (amounts in millions):

	As of June 30, 2023	As of December 31, 2022
Cash and cash equivalents	$95.4	$40.5
Restricted cash	15.8	13.6
Cash, cash equivalents and restricted cash	$111.2	$54.1
Patient Accounts Receivable
We report accounts receivable from services rendered at their estimated transaction price, which includes contractual and non-contractual revenue adjustments based on the amounts expected to be due from payors. Our patient accounts receivable are uncollateralized and consist of amounts due from Medicare, Medicaid, other third-party payors and patients. Our non-Medicare third-party payor base is comprised of a diverse group of payors that are geographically dispersed across the country. As of June 30, 2023, there is no single payor, other than Medicare, that accounts for more than 10% of our total outstanding patient receivables. Thus, we believe there are no other significant concentrations of receivables that would subject us to any significant credit risk in the collection of our patient accounts receivable. We write off accounts on a monthly basis once we have exhausted our collection efforts and deem an account to be uncollectible. We believe the collectability risk associated with our Medicare accounts, which represented 70% and 67% of our patient accounts receivable at June 30, 2023 and December 31, 2022, respectively, is limited due to our historical collection rate of over 99% from Medicare and the fact that Medicare is a U.S. government payor.
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
Fair Value of Financial Instruments
The following details our financial instruments where the carrying value and the fair value differ (amounts in millions):

		Fair Value at Reporting Date Using
Financial Instrument	Carrying Value as of June 30, 2023	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term obligations	$380.5	$—	$376.9	$—

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

	For the Three- Month Periods Ended June 30,		For the Six- Month Periods Ended June 30,
	2023	2022	2023	2022
Weighted average number of shares outstanding - basic	32,579	32,522	32,568	32,538
Effect of dilutive securities:
Stock options	—	46	—	56
Non-vested stock and stock units	—	113	—	128
Weighted average number of shares outstanding - diluted	32,579	32,681	32,568	32,722
Anti-dilutive securities	622	283	552	250
3. INVESTMENTS
We consolidate investments when the entity is a variable interest entity ("VIE") and we are the primary beneficiary or if we have controlling interests in the entity, which is generally ownership in excess of 50%. Third-party equity interests in our consolidated joint ventures are reflected as noncontrolling interests in our condensed consolidated financial statements.
We account for investments in entities in which we have the ability to exercise significant influence under the equity method if we hold 50% or less of the voting stock and the entity is not a VIE in which we are the primary beneficiary. The book value of investments that we account for under the equity method of accounting was $45.9 million and $40.5 million as of June 30, 2023 and December 31, 2022, respectively, and is reflected in other assets within our condensed consolidated balance sheets.
We account for investments in entities in which we have less than 20% ownership interest under the cost method of accounting if we do not have the ability to exercise significant influence over the investee. During the three-month period ended March 31, 2022, we made a $15.0 million investment in a home health benefit manager, which is accounted for under the cost method. The book value of investments that we account for under the cost method of accounting was $20.0 million as of June 30, 2023 and December 31, 2022 and is reflected in other assets within our condensed consolidated balance sheets.
Our high acuity care segment includes interests in several joint ventures with health system partners and a professional corporation that employs clinicians. Each of these entities meets the criteria to be classified as a VIE. As of June 30, 2023, we are consolidating all but one of our admitting joint ventures with health system partners as well as the professional corporation as we have concluded that we are the primary beneficiary of these VIEs. We have management agreements in place with each of these entities whereby we manage the entities and run the day-to-day operations. As such, we possess the power to direct the activities that most significantly impact the economic performance of the VIEs. The significant activities include, but are not limited to, negotiating provider and payor contracts, establishing patient care policies and protocols, making employment and compensation decisions, developing the operating and capital budgets, performing marketing activities and providing accounting support. We also have the obligation to absorb any expected losses and the right to receive benefits. Additionally, from time to time, we may be required to provide joint venture funding. Our high acuity care segment also includes one admitting joint venture with a health system partner that is accounted for under the equity method of accounting.
The terms of the agreements with each VIE prohibit us from using the assets of the VIE to satisfy the obligations of other entities. The carrying amount of the VIEs’ assets and liabilities included in our condensed consolidated balance sheets are as follows (amounts in millions):

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	As of June 30, 2023	As of December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$9.4	$15.6
Patient accounts receivable	5.0	6.1
Other current assets	0.2	0.6
Total current assets	14.6	22.3
Property and equipment	0.1	0.1
Operating lease right of use assets	0.1	0.1
Goodwill	8.5	8.5
Intangible assets	0.4	0.4
Other assets	0.2	0.2
Total assets	$23.9	$31.6
LIABILITIES
Current liabilities:
Accounts payable	$0.5	$0.1
Payroll and employee benefits	0.8	0.5
Accrued expenses	6.8	5.8
Operating lease liabilities	—	0.1
Current portion of long-term obligations	0.2	0.2
Total liabilities	$8.3	$6.7

4. MERGERS, ACQUISITIONS AND DISPOSITIONS
Mergers
On June 26, 2023, Amedisys, UnitedHealth Group Incorporated, a Delaware corporation ("UnitedHealth Group"), and Aurora Holdings Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of UnitedHealth Group ("Merger Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which Merger Sub will merge with and into Amedisys with Amedisys continuing as the surviving corporation and becoming a wholly owned subsidiary of UnitedHealth Group (the “Merger”).
Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the "Effective Time"), by virtue of the Merger: (i) each share of Amedisys common stock (“Amedisys Common Stock”) held in treasury by Amedisys or owned by UnitedHealth Group or Merger Sub or any of their respective subsidiaries, in each case, immediately prior to the Effective Time will be cancelled (collectively, “cancelled shares”) without consideration; and (ii) each share of Amedisys Common Stock, other than any cancelled shares, issued and outstanding immediately prior to the Effective Time will be converted into the right to receive $101 per share in cash, without interest, less any applicable withholding taxes.
The Merger is subject to a number of conditions to closing as specified in the Merger Agreement. These closing conditions include, among others, (i) approval by Amedisys stockholders at the Amedisys Stockholders Meeting (as defined in the Merger Agreement) of the proposal to adopt the Merger Agreement; (ii) the expiration or termination of the applicable waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iii) the receipt of the required state regulatory approvals; (iv) the absence of any law or order that has the effect of enjoining or otherwise prohibiting the completion of the Merger; and (v) the expiration or early termination of the waiting period (and any extension thereof) applicable to the consummation of the transactions contemplated by the Merger Agreement under all applicable antitrust laws without the imposition by any governmental entity of any term, condition, obligation, requirement, limitation, prohibition, remedy, sanction or other action that has resulted in or would reasonably be expected to result in a Burdensome Condition (as defined in the Merger Agreement).

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As previously disclosed in Amedisys’ Current Report on Form 8-K filed with the SEC on May 3, 2023 and its Quarterly Report on Form 10-Q filed with the SEC on May 4, 2023, Amedisys entered into an Agreement and Plan of Merger on May 3, 2023 (the “OPCH Merger Agreement”) with Option Care Health, Inc., a Delaware corporation (“OPCH”), and Uintah Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of OPCH (“OPCH Merger Sub”). On June 26, 2023, Amedisys, OPCH and OPCH Merger Sub entered into the Termination Agreement (the “Termination Agreement”), pursuant to which the parties thereto agreed to terminate the OPCH Merger Agreement and grant mutual releases by the parties of all claims against the other parties based upon, arising from, in connection with or relating to the OPCH Merger Agreement. Pursuant to the terms of the Termination Agreement, each of the termination of the OPCH Merger Agreement and the mutual releases provided for in the Termination Agreement would become effective upon receipt by OPCH of a $106,000,000 termination fee payable by, or on behalf of, Amedisys within 24 hours of the execution of the Termination Agreement (i.e., before the market open on June 27, 2023). On June 26, 2023, following the execution of the Termination Agreement, UnitedHealth Group, on behalf of Amedisys, delivered funds to OPCH in an amount equal to $106,000,000, representing the termination fee payable to OPCH under the OPCH Merger Agreement and the Termination Agreement, satisfying the condition precedent to the effectiveness of the termination of the OPCH Merger Agreement and the releases contained in the Termination Agreement. If the Merger Agreement is terminated under certain specified circumstances, Amedisys may be required to reimburse UnitedHealth Group for the $106,000,000 termination fee payment that UnitedHealth Group, on Amedisys’ behalf, paid to OPCH in addition to the $125,000,000 termination fee payable to UnitedHealth Group for the termination of the Merger Agreement. The $106,000,000 termination fee was recorded to other income (expense) within our condensed consolidated statement of operations with a corresponding liability to termination fee paid by UnitedHealth Group within our condensed consolidated balance sheet during the three-month period ended June 30, 2023.
Acquisitions
We complete acquisitions from time to time in order to pursue our strategy of increasing our market presence by expanding our service base and enhancing our position in certain geographic areas as a leading provider of home health, hospice and high acuity care services. The purchase price paid for acquisitions is negotiated through arm’s length transactions, with consideration based on our analysis of, among other things, comparable acquisitions and expected cash flows. Acquisitions are accounted for as purchases and are included in our condensed consolidated financial statements from their respective acquisition dates. Goodwill generated from acquisitions is recognized for the excess of the purchase price over tangible and identifiable intangible assets because of the expected contributions of the acquisitions to our overall corporate strategy. We typically engage outside appraisal firms to assist in the fair value determination of identifiable intangible assets for significant acquisitions. The preliminary purchase price allocation is adjusted, as necessary, up to one year after the acquisition closing date if management obtains more information regarding asset valuations and liabilities assumed.
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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2022 Acquisitions
On April 1, 2022, we acquired 15 home health care centers from Evolution Health, LLC, a division of Envision Healthcare, doing business as Guardian Healthcare, Gem City, and Care Connection of Cincinnati ("Evolution"), for an estimated purchase price of $67.8 million. A portion of the purchase price ($51.1 million) was paid to the seller with cash on hand and proceeds from borrowings under our Revolving Credit Facility. The remainder ($16.7 million) was placed into an escrow account in accordance with the closing payment, indemnity and other provisions within the purchase agreement.
Of the total $16.7 million placed into escrow, $1.0 million was set aside for the closing payment adjustment. The closing payment calculated on the acquisition date included estimates for cash, working capital and various other items. Under the purchase agreement, the purchase price was subject to an adjustment for any differences between estimated amounts included in the closing payment and actual amounts at close. The closing payment adjustment, which was finalized during the three-month period ended September 30, 2022, reduced the purchase price by $1.3 million from $67.8 million to $66.5 million. The remaining $15.7 million placed into escrow relates to certain outstanding matters existing as of the acquisition date as well as potential losses the Company may incur for which the seller has an obligation to indemnify the Company. This amount will either be paid to third parties as outstanding matters are resolved or to the seller at certain intervals in the future. As of June 30, 2023, $9.7 million of the $16.7 million has been released from escrow; $7.0 million remains in escrow and is reflected as restricted cash within our condensed consolidated balance sheet. Corresponding liabilities related to these contingent consideration arrangements are reflected in accrued expenses within our condensed consolidated balance sheet as of June 30, 2023.
$15 million of goodwill recorded for this acquisition will be deductible for income tax purposes over approximately two to five years.
The Company finalized its valuation of the assets acquired and liabilities assumed during the three-month period ended March 31, 2023. As a result of our review, total assets acquired decreased $0.2 million (primarily patient accounts receivable) and total liabilities assumed remained flat; these adjustments resulted in a $0.2 million increase in goodwill during the three-month period ended March 31, 2023. The total consideration of $66.5 million has been allocated to assets acquired and liabilities assumed as of the acquisition date as follows (amounts in millions):

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

On April 1, 2022, we acquired two home health locations from AssistedCare Home Health, Inc. and RH Homecare Services, LLC, doing business as AssistedCare Home Health and AssistedCare of the Carolinas ("AssistedCare"), respectively, for a purchase price of $24.7 million. A portion of the purchase price ($22.2 million) was paid to the seller with cash on hand and proceeds from borrowings under our Revolving Credit Facility. The remainder ($2.5 million) was placed into an escrow account in accordance with the indemnity provisions within the purchase agreement and is reflected in restricted cash within our condensed consolidated balance sheet. A corresponding liability related to this contingent consideration arrangement is reflected in accrued expenses within our condensed consolidated balance sheet as of June 30, 2023. The $2.5 million will either be paid to third parties or to the seller at certain intervals in the future. As of June 30, 2023, the entire $2.5 million remains in escrow.
We recorded goodwill of $24.0 million and other intangibles of $0.7 million in connection with the acquisition. Intangible assets acquired include licenses ($0.5 million), certificates of need ($0.2 million) and acquired names (less than $0.1 million). The acquired names were amortized over a weighted average period of one year. The entire amount of goodwill recorded for this acquisition will be deductible for income tax purposes over approximately 15 years.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Dispositions
On February 10, 2023, we signed a definitive agreement to sell our personal care business (excluding the Florida operations, which were closed during the three-month period ended March 31, 2023). The divestiture closed on March 31, 2023. We received net proceeds of $47.8 million and recognized a $2.2 million loss during the three-month period ended March 31, 2023 which is reflected in miscellaneous, net within our condensed consolidated statement of operations. The net proceeds of $47.8 million is inclusive of $6.0 million that was placed into an escrow account in accordance with the closing payment and indemnity provisions within the purchase agreement; this amount is recorded as restricted cash within our condensed consolidated balance sheet as of June 30, 2023.
Of the total $6.0 million placed into escrow, $1.0 million was set aside for the closing payment adjustment. The closing payment calculated on the acquisition date included estimates for cash, working capital and various other items. Under the purchase agreement, the purchase price was subject to an adjustment for any differences between estimated amounts included in the closing payment and actual amounts at close. The closing payment adjustment will be finalized during the three-month period ended September 30, 2023. The remaining $5.0 million placed into escrow relates to potential losses for which the Company may have to indemnify the buyer. As of June 30, 2023, the entire $6.0 million remains in escrow.
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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5. LONG-TERM OBLIGATIONS
Long-term debt consists of the following for the periods indicated (amounts in millions):

	June 30, 2023	December 31, 2022
$450.0 million Term Loan; interest rate at Base Rate plus Applicable Rate or Term SOFR plus Applicable Rate (6.7% at June 30, 2023); due July 30, 2026	$380.3	$435.9
$550.0 million Revolving Credit Facility; interest only payments; interest rate at Base Rate plus Applicable Rate or Term SOFR plus Applicable Rate; due July 30, 2026	—	—
Promissory notes	0.2	0.2
Finance leases	23.9	2.3
Principal amount of long-term obligations	404.4	438.4
Deferred debt issuance costs	(3.0)	(3.5)
	401.4	434.9
Current portion of long-term obligations	(31.5)	(15.5)
Long-term obligations, less current portion	$369.9	$419.4
Second Amendment to the Credit Agreement
On July 30, 2021, we entered into the Second Amendment to our Credit Agreement (as amended by the Second Amendment, the "Second Amended Credit Agreement"). The Second Amended Credit Agreement provided for a senior secured credit facility in an initial aggregate principal amount of up to $1.0 billion, which includes a $550.0 million Revolving Credit Facility and a term loan facility with a principal amount of up to $450.0 million (the "Amended Term Loan Facility" and collectively with the Revolving Credit Facility, the "Amended Credit Facility").
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
The loans issued under the Amended Credit Facility bear interest on a per annum basis, at our election, at either: (i) the Base Rate plus the Applicable Rate or (ii) the Term SOFR plus the Applicable Rate. The “Base Rate” means a fluctuating rate per annum equal to the highest of (a) the federal funds rate plus 0.50% per annum, (b) the prime rate of interest established by the Administrative Agent, and (c) the Term SOFR plus 1% per annum. The “Term SOFR” means the quoted rate per annum equal to the SOFR for an interest period of one or three months (as selected by us) plus the SOFR adjustment of 0.10%. The “Applicable Rate” is based on the consolidated leverage ratio and is presented in the table below. As of June 30, 2023, the Applicable Rate is 0.75% per annum for Base Rate loans and 1.75% per annum for Term SOFR loans. We are also subject to a commitment fee and letter of credit fee under the terms of the Third Amended Credit Agreement, as presented in the table below.

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
In accordance with the requirements above, net proceeds received from the divestiture of our personal care line of business were used to prepay a portion of our Amended Term Loan Facility during the three-month period ended March 31, 2023.
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

As of June 30, 2023, we had no outstanding borrowings under our $550.0 million Revolving Credit Facility. Our weighted average interest rate for borrowings under our $550.0 million Revolving Credit Facility was 2.9% for the three and six-month periods ended June 30, 2022. Our weighted average interest rate for borrowings under our Amended Term Loan Facility was 6.7% and 6.4% for the three and six-month periods ended June 30, 2023, respectively, and 2.3% and 2.0% for the three and six-month periods ended June 30, 2022, respectively.
As of June 30, 2023, our consolidated leverage ratio was 2.5, our consolidated interest coverage ratio was 5.9 and we are in compliance with our covenants under the Third Amended Credit Agreement.
As of June 30, 2023, our availability under our $550.0 million Revolving Credit Facility was $519.2 million as we have no outstanding borrowings and $30.8 million outstanding in letters of credit.
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
Finance Leases
Our outstanding finance leases totaling $23.9 million relate to leased equipment and fleet vehicles and bear interest rates ranging from 2.2% to 7.7%.
Effective January 1, 2023, the master lease agreement for our fleet leases was modified to remove the residual value guarantee provided by the lessor on each of our fleet leases. The modification resulted in a change in the classification of our fleet leases from operating leases to finance leases. In connection with the modification, we reclassified approximately $15 million from the operating lease asset and liability accounts to the property and equipment and current/long-term obligations accounts within our condensed consolidated balance sheet. Additionally, following the modification, expenses associated with our fleet leases will now be recorded in depreciation expense and interest expense within our condensed consolidated statement of operations as opposed to cost of service and general and administrative expenses, which is where the expenses were reflected in prior periods.

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
In July 2010, our subsidiary that provides hospice services in Florence, South Carolina received from a ZPIC a request for records regarding a sample of 30 beneficiaries who received services from the subsidiary during the period of January 1, 2008 through March 31, 2010 (the “Review Period”) to determine whether the underlying services met pertinent Medicare payment requirements. We acquired the hospice operations subject to this review on August 1, 2009; the Review Period covered time periods both before and after our ownership of these hospice operations. Based on the ZPIC’s findings for 16 beneficiaries, which were extrapolated to all claims for hospice services provided by the Florence subsidiary billed during the Review Period, on June 6, 2011, the Medicare Administrative Contractor (“MAC”) for the subsidiary issued a notice of overpayment seeking recovery from our subsidiary of an alleged overpayment. We disputed these findings, and our Florence subsidiary filed appeals through the Original Medicare Standard Appeals Process, in which we sought to have those findings overturned. An administrative law judge ("ALJ") hearing was held in early January 2015. On January 18, 2016, we received a letter dated January 6, 2016 referencing the ALJ hearing decision for the overpayment issued on June 6, 2011. The decision was partially favorable with a new overpayment amount of $3.7 million with a balance owed of $5.6 million, including interest, based on 9 disputed claims (originally 16). We filed an appeal to the Medicare Appeals Council on the remaining 9 disputed claims and also argued that the statistical method used to select the sample was not valid. No assurances can be given as to the timing or outcome of the Medicare Appeals Council decision. As of June 30, 2023, Medicare has withheld payments of $5.7 million

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(including additional interest) as part of their standard procedures once this level of the appeal process has been reached. In the event we are not able to recoup this alleged overpayment, we are entitled to be indemnified by the prior owners of the hospice operations for amounts relating to the period prior to August 1, 2009. On January 10, 2019, an arbitration panel from the American Health Lawyers Association determined that the prior owners' liability for their indemnification obligation was $2.8 million. This amount is recorded as an indemnity receivable within other assets in our condensed consolidated balance sheets.
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
As a result of partially successful Level I and Level II Administrative Appeals, the alleged overpayment for the Lakeland Care Centers was reduced to $26.0 million, and the alleged overpayment for the Clearwater Care Center was reduced to $3.3 million. The Company filed Level III Administrative Appeals, and the ALJ hearings regarding the Lakeland Request for Repayment and the Clearwater Request for Repayment were held in April 2022. The Company received the results of the ALJ hearings for the Clearwater Care Center and the Lakeland Care Centers in June 2022. The ALJ decisions for both the Clearwater Care Center and the Lakeland Care Centers were partially favorable for the claims that were reviewed, but the extrapolations were upheld. As a result, we increased our total accrual related to these matters from $17.4 million to $25.2 million, excluding interest. The repayment for the Lakeland Care Centers totaling $34.3 million ($22.8 million extrapolated repayment plus $11.5 million accrued interest) was made during the three-month period ended September 30, 2022. The repayment for the Clearwater Care Center totaling $3.7 million ($2.4 million extrapolated repayment plus $1.2 million accrued interest) was made during the three-month period ended December 31, 2022. Additionally, we wrote off $1.5 million of receivables that were impacted by these matters. We expect to be indemnified by the prior owners, upon exhaustion of the parties' appeal rights, for approximately $10.9 million and have recorded this amount within other assets in our condensed consolidated balance sheets.
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
7. SEGMENT INFORMATION
Our operations involve servicing patients through our three reportable business segments: home health, hospice and high acuity care. We divested our personal care business on March 31, 2023. Our home health segment delivers a wide range of services in the homes of individuals who may be recovering from surgery, have a chronic disability or terminal illness or need assistance with completing important tasks. Our hospice segment provides palliative care and comfort to terminally ill patients and their families. Our personal care segment provided patients with assistance with the essential activities of daily living. Our high acuity care segment delivers the essential elements of inpatient hospital, palliative and SNF care to patients in their homes. The “other” column in the following tables consists of costs relating to executive management and administrative support functions, primarily information services, accounting, finance, billing and collections, legal, compliance, risk management, procurement, marketing, clinical administration, training, human resources and administration.

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

	For the Three-Month Period Ended June 30, 2023
	Home Health	Hospice	Personal Care	High Acuity Care	Other	Total
Net service revenue	$349.8	$199.2	$—	$4.0	$—	$553.0
Cost of service, inclusive of depreciation	194.5	98.8	—	4.2	—	297.5
General and administrative expenses	90.2	47.9	—	5.3	69.6	213.0
Depreciation and amortization	1.2	0.7	—	0.8	2.0	4.7
Operating expenses	285.9	147.4	—	10.3	71.6	515.2
Operating income (loss)	$63.9	$51.8	$—	$(6.3)	$(71.6)	$37.8

	For the Three-Month Period Ended June 30, 2022
	Home Health	Hospice	Personal Care	High Acuity Care	Other	Total
Net service revenue	$341.9	$198.4	$14.9	$2.7	$—	$557.9
Cost of service	194.7	107.4	11.4	2.7	—	316.2
General and administrative expenses	88.8	51.6	2.3	5.2	40.0	187.9
Depreciation and amortization	1.5	0.6	—	0.8	3.3	6.2
Operating expenses	285.0	159.6	13.7	8.7	43.3	510.3
Operating income (loss)	$56.9	$38.8	$1.2	$(6.0)	$(43.3)	$47.6

	For the Six-Month Period Ended June 30, 2023
	Home Health	Hospice	Personal Care	High Acuity Care	Other	Total
Net service revenue	$693.1	$392.6	$15.0	$8.7	$—	$1,109.4
Cost of service, inclusive of depreciation	391.5	200.2	11.1	9.7	—	612.5
General and administrative expenses	179.3	95.8	2.3	9.7	120.4	407.5
Depreciation and amortization	2.3	1.3	—	1.6	4.0	9.2
Operating expenses	573.1	297.3	13.4	21.0	124.4	1,029.2
Operating income (loss)	$120.0	$95.3	$1.6	$(12.3)	$(124.4)	$80.2

	For the Six-Month Period Ended June 30, 2022
	Home Health	Hospice	Personal Care	High Acuity Care	Other	Total
Net service revenue	$677.6	$391.4	$28.9	$5.2	$—	$1,103.1
Cost of service	379.9	213.8	22.2	5.1	—	621.0
General and administrative expenses	172.0	102.9	4.5	9.5	83.4	372.3
Depreciation and amortization	2.4	1.3	0.1	1.6	8.8	14.2
Operating expenses	554.3	318.0	26.8	16.2	92.2	1,007.5
Operating income (loss)	$123.3	$73.4	$2.1	$(11.0)	$(92.2)	$95.6

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8. SHARE REPURCHASES
On August 2, 2021, our Board of Directors authorized a share repurchase program, under which we could repurchase up to $100 million of our outstanding common stock through December 31, 2022 (the "2022 Share Repurchase Program").
Under the terms of the 2022 Share Repurchase Program, we were allowed to repurchase shares from time to time through open market purchases, unsolicited or solicited privately negotiated transactions, an accelerated stock repurchase program, and/or a trading plan in compliance with Exchange Act Rule 10b5-1. The timing and the amount of the repurchases were determined by management based on a number of factors, including but not limited to share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions and other factors. Pursuant to this program, we repurchased 150,000 shares of our common stock at a weighted average price of $115.64 per share and a total cost of approximately $17 million during the three and six-month periods ended June 30, 2022. The repurchased shares were classified as treasury shares. The 2022 Share Repurchase Program expired on December 31, 2022.
On February 2, 2023, our Board of Directors authorized a share repurchase program, under which we may repurchase up to $100 million of our outstanding common stock through December 31, 2023 (the "2023 Share Repurchase Program").
Under the terms of the 2023 Share Repurchase Program, we are allowed to repurchase shares from time to time through open market purchases, unsolicited or solicited privately negotiated transactions, an accelerated stock repurchase program, and/or a trading plan in compliance with Exchange Act Rule 10b5-1. The timing and the amount of the repurchases will be determined by management based on a number of factors, including but not limited to share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions and other factors. Effective January 1, 2023, repurchases are subject to a 1% excise tax under the Inflation Reduction Act. We have not repurchased any shares under the 2023 Share Repurchase Program as of June 30, 2023.
9. RELATED PARTY TRANSACTIONS
We have an investment in Medalogix, a healthcare predictive data and analytics company, which is accounted for under the equity method. We incurred costs of approximately $2.9 million and $5.3 million during the three and six-month periods ended June 30, 2023, respectively, and $2.3 million and $4.7 million during the three and six-month periods ended June 30, 2022, respectively, in connection with our usage of Medalogix's analytics platforms.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition for the three and six-month periods ended June 30, 2023. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included herein, and the consolidated financial statements and notes and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 16, 2023 (the “Form 10-K”). Historical results that appear in the condensed consolidated financial statements should not be interpreted as being indicative of future operations.
Unless otherwise provided, “Amedisys,” “we,” “our,” and “the Company” refer to Amedisys, Inc. and our consolidated subsidiaries.
Overview
We are a provider of high-quality in-home healthcare and related services to the chronic, co-morbid, aging American population with, approximately 74% and 73% of our consolidated net service revenue derived from Medicare for the three and six-month periods ended June 30, 2023, respectively, and approximately 74% of our consolidated net service revenue derived from Medicare for the three and six-month periods ended June 30, 2022.
Our operations involve servicing patients through our three reportable business segments: home health, hospice and high acuity care. Our home health segment delivers a wide range of services in the homes of individuals who may be recovering from an illness, injury or surgery. Our hospice segment provides care that is designed to provide comfort and support for those who are facing a terminal illness. Our high acuity care segment delivers the essential elements of inpatient hospital, palliative and skilled nursing facility ("SNF") care to patients in their homes. As of June 30, 2023, we owned and operated 347 Medicare-certified home health care centers, 165 Medicare-certified hospice care centers and 10 admitting high acuity care joint ventures in 37 states within the United States and the District of Columbia. We divested our personal care business on March 31, 2023. Prior to that date, we reported the personal care business as a fourth operating segment.
Care Centers Summary (Includes Unconsolidated Joint Ventures)

	Home Health	Hospice	Personal Care	High Acuity Care (1)
As of December 31, 2022	347	164	13	8
Acquisitions/Startups/Denovos	1	1	—	2
Divestitures/Closures/Consolidations	(1)	—	(13)	—
As of June 30, 2023	347	165	—	10
(1) We have 10 admitting high acuity care joint ventures, which operate in 11 markets.
Recent Developments
Proposed Merger
On June 26, 2023, Amedisys, UnitedHealth Group Incorporated, a Delaware corporation ("UnitedHealth Group"), and Aurora Holdings Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of UnitedHealth Group ("Merger Sub") entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which Merger Sub will merge with and into Amedisys with Amedisys continuing as the surviving corporation and becoming a wholly owned subsidiary of UnitedHealth Group (the “Merger”).
Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the "Effective Time"), by virtue of the Merger: (i) each share of Amedisys common stock (“Amedisys Common Stock”) held in treasury by Amedisys or owned by UnitedHealth Group or Merger Sub or any of their respective subsidiaries, in each case, immediately prior to the Effective Time will be cancelled (collectively, “cancelled shares”) without consideration; and (ii) each share of Amedisys Common Stock, other than any cancelled shares, issued and outstanding immediately prior to the Effective Time will be converted into the right to receive $101 per share in cash, without interest, less any applicable withholding taxes.
The Merger is subject to a number of conditions to closing as specified in the Merger Agreement. These closing conditions include, among others, (i) approval by Amedisys stockholders at the Amedisys Stockholders Meeting (as defined in the Merger Agreement) of the proposal to adopt the Merger Agreement; (ii) the expiration or termination of the applicable waiting period

(and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iii) the receipt of the required state regulatory approvals; (iv) the absence of any law or order that has the effect of enjoining or otherwise prohibiting the completion of the Merger; and (v) the expiration or early termination of the waiting period (and any extension thereof) applicable to the consummation of the transactions contemplated by the Merger Agreement under all applicable antitrust laws without the imposition by any governmental entity of any term, condition, obligation, requirement, limitation, prohibition, remedy, sanction or other action that has resulted in or would reasonably be expected to result in a Burdensome Condition (as defined in the Merger Agreement). Due to these conditions and other contingencies, there can be no assurance that the Merger will be successfully completed. During the periods prior to and including the date of the closing of the Merger, we expect to incur significant additional merger-related expenses. See Part II, Item 1A “Risk Factors.”
Termination of OPCH Merger Agreement
As previously disclosed in Amedisys’s Current Report on Form 8-K filed with the SEC on May 3, 2023 and its Quarterly Report on Form 10-Q filed with the SEC on May 4, 2023, Amedisys entered into an Agreement and Plan of Merger on May 3, 2023 (the “OPCH Merger Agreement”) with Option Care Health, Inc., a Delaware corporation (“OPCH”) and Uintah Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of OPCH (“OPCH Merger Sub”). On June 26, 2023, Amedisys, OPCH and OPCH Merger Sub entered into the Termination Agreement (the “Termination Agreement”), pursuant to which the parties thereto agreed to terminate the OPCH Merger Agreement and grant mutual releases by the parties of all claims against the other parties based upon, arising from, in connection with or relating to the OPCH Merger Agreement. Pursuant to the terms of the Termination Agreement, each of the termination of the OPCH Merger Agreement and the mutual releases provided for in the Termination Agreement would become effective upon receipt by OPCH of a $106,000,000 termination fee payable by, or on behalf of, Amedisys within 24 hours of the execution of the Termination Agreement (i.e., before the market open on June 27, 2023). On June 26, 2023, following the execution of the Termination Agreement, UnitedHealth Group, on behalf of Amedisys, delivered funds to OPCH in an amount equal to $106,000,000, representing the termination fee payable to OPCH under the OPCH Merger Agreement and the Termination Agreement, satisfying the condition precedent to the effectiveness of the termination of the OPCH Merger Agreement and the releases contained in the Termination Agreement. If the Merger Agreement is terminated under certain specified circumstances, Amedisys may be required to reimburse UnitedHealth Group for the $106,000,000 termination fee payment that UnitedHealth Group, on Amedisys’ behalf, paid to OPCH in addition to the $125,000,000 termination fee payable to UnitedHealth Group for the termination of the Merger Agreement. The $106,000,000 termination fee was recorded to other income (expense) within our condensed consolidated statement of operations with a corresponding liability to termination fee paid by UnitedHealth Group within our condensed consolidated balance sheet during the three-month period ended June 30, 2023.
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
Personal Care Divestiture
On February 10, 2023, we signed a definitive agreement to sell our personal care business (excluding the Florida operations, which were closed during the three-month period ended March 31, 2023). The divestiture closed on March 31, 2023. We received net proceeds of $47.8 million and recognized a loss of $2.2 million in connection with the divestiture.
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

Home Health
On October 31, 2022, CMS issued the Calendar Year ("CY") 2023 Final Rule for Medicare home health providers. CMS estimated that the final rule would result in a 0.7% increase in payments to home health providers. This increase is the result of a 4.0% payment update (4.1% market basket adjustment less a 0.1% productivity adjustment) and an increase of 0.2% for the update to the fixed-dollar loss ratio used in determining outlier payments offset by a permanent adjustment of -3.5% based on the difference between assumed and actual behavioral changes resulting from the implementation of PDGM. The -3.5% permanent adjustment was derived from a -3.925% permanent adjustment which was only applied to the 30-day payment rate and not the low utilization payment adjustment. The -3.925% adjustment was only half of the total proposed adjustment of -7.85%. The remaining -3.925% adjustment was to be considered in future rulemaking. The final rule also finalized a permanent 5% cap on negative wage index changes for home health agencies. Based on our analysis of the final rule, we expect our impact to be flat, which is less than the estimated 0.7% rate increase.
On June 30, 2023, CMS issued the CY 2024 Proposed Rule for Medicare home health providers. CMS estimates that the proposed rule will result in a 2.2% decrease in payments to home health providers. This decrease is the result of a 2.7% payment update (3.0% market basket adjustment less a 0.3% productivity adjustment) and an increase of 0.2% for the update to the fixed-dollar loss ratio used in determining outlier payments offset by a permanent adjustment of -5.1% (which includes the remaining -3.925% permanent adjustment not applied to the calendar year 2023 payment rate). We are currently evaluating the proposed rule's impact on our home health operations.
In addition to the permanent adjustments, CMS also has discretion to make temporary adjustments through calendar year 2026; however, CMS has elected not to implement a temporary adjustment to calendar year 2024.
On July 5, 2023, the National Association for Home Care and Hospice ("NAHC"), the leading national home health trade association, filed suit against CMS in the United States District Court for the District of Columbia over the implementation of the payment cuts CMS made in the CY 2023 Final Rule.
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

Results of Operations
Three-Month Period Ended June 30, 2023 Compared to the Three-Month Period Ended June 30, 2022
Consolidated
The following table summarizes our consolidated results of operations (amounts in millions):

	For the Three-Month Periods Ended June 30,
	2023	2022
Net service revenue	$553.0	$557.9
Cost of service, inclusive of depreciation	297.5	316.2
Gross margin	255.5	241.7
% of revenue	46.2%	43.3%
General and administrative expenses	213.0	187.9
% of revenue	38.5%	33.7%
Depreciation and amortization	4.7	6.2
Operating income	37.8	47.6
Total other expense	(100.0)	(7.3)
Income tax expense	(18.3)	(11.3)
Effective income tax rate	29.3%	28.0%
Net (loss) income	(80.5)	29.0
Net loss attributable to noncontrolling interests	0.2	0.6
Net (loss) income attributable to Amedisys, Inc.	$(80.3)	$29.6

On a consolidated basis, our operating income decreased $10 million on a $5 million decrease in net service revenue. Our year-over-year results were impacted by legal and professional fees associated with our merger transactions ($19 million), the return of sequestration at 2% compared to 1% in the prior year ($4 million), the divestiture of our personal care line of business (which contributed $15 million in revenue and operating income of $1 million in the prior year) and an $8 million accrual related to our Infinity Home Care, L.L.C. Zone Program Integrity Contractor ("Infinity ZPIC") audits in the prior year (see Note 6 - Commitments and Contingencies to our condensed consolidated financial statements for additional information regarding the Infinity ZPIC). Excluding these items, our operating income increased $6 million on a $6 million increase in net service revenue due to the hospice rate increase, savings associated with clinical optimization and reorganization initiatives, improvements in clinician utilization and lower depreciation and amortization partially offset by planned wage increases and an increase in our general and administrative expenses.
Our operating results reflect a $25 million increase in our general and administrative expenses compared to the prior year. Excluding legal and professional fees associated with our merger transactions ($19 million) and the divestiture of our personal care line of business ($2 million in the prior year), our general and administrative expenses increased $8 million year over year primarily due to planned wage increases, higher incentive compensation costs, a favorable legal settlement recognized in the prior year, higher information technology fees and a change in the presentation of gains on the sale of fleet vehicles which are reflected in other income (expense) within our condensed consolidated statement of operations as of January 1, 2023 due to the modification of our fleet leases. These items were partially offset by lower acquisition and integration costs, lower staffing levels, savings associated with clinical optimization and reorganization initiatives and lower travel and training spend.

Total other expense includes the following items (amounts in millions):

	For the Three-Month Periods Ended June 30,
	2023	2022
Interest income	$0.7	$—
Interest expense	(7.5)	(8.3)
Equity in earnings from equity method investments	8.0	0.7
Merger termination fee	(106.0)	—
Miscellaneous, net	4.7	0.3
Total other expense	$(100.0)	$(7.3)
The merger termination fee represents the fee associated with Amedisys' termination of the OPCH Merger Agreement. The fee was paid by UnitedHealth Group on Amedisys' behalf. Amedisys may be required to reimburse UnitedHealth Group for the termination fee payment under certain circumstances (see Note 4 - Mergers, Acquisitions and Dispositions to our condensed consolidated financial statements for additional information).

Home Health Segment
The following table summarizes our home health segment results of operations:

	For the Three-Month Periods Ended June 30,
	2023	2022
Financial Information (in millions) (6):
Medicare	$219.8	$222.0
Non-Medicare	130.0	119.9
Net service revenue	349.8	341.9
Cost of service, inclusive of depreciation	194.5	194.7
Gross margin	155.3	147.2
General and administrative expenses	90.2	88.8
Depreciation and amortization	1.2	1.5
Operating income	$63.9	$56.9
Same Store Growth(1):
Medicare revenue	(1%)	(9%)
Non-Medicare revenue	10%	(3%)
Total admissions	4%	—%
Total volume(2)	3%	(2%)
Key Statistical Data - Total(3)(6):
Admissions	97,453	94,063
Recertifications	45,808	45,821
Total volume	143,261	139,884

Medicare completed episodes	74,848	78,321
Average Medicare revenue per completed episode(4)	$3,005	$3,051
Medicare visits per completed episode(5)	12.5	13.2

Visiting clinician cost per visit	$99.81	$97.68
Clinical manager cost per visit	11.14	10.77
Total cost per visit	$110.95	$108.45
Visits	1,752,449	1,795,611
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
(4)Average Medicare revenue per completed episode is the average Medicare revenue earned for each Medicare completed episode of care. Average Medicare revenue per completed episode reflects sequestration at 1% for the three-month period ended June 30, 2022 and at 2% for the three-month period ended June 30, 2023.
(5)Medicare visits per completed episode are the home health Medicare visits on completed episodes divided by the home health Medicare episodes completed during the period.
(6)Prior year has been recast to conform to the current year presentation.
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

Overall, our operating income increased $7 million on an $8 million increase in net service revenue. Our year over year results were impacted by a prior year benefit of $2 million related to the partial suspension of sequestration during the three-month period ended June 30, 2022 as well as an $8 million accrual recorded in the prior year related to our Infinity ZPIC audits discussed above. Excluding the sequestration impact and the Infinity ZPIC accrual, our operating income increased $1 million on a $2 million increase in net service revenue as total volume growth, an improvement in our non-Medicare revenue per visit and improvement in our operating performance driven by improvements in clinician utilization were partially offset by a shift in our payor mix, planned wage increases and increases in our labor costs.
Net Service Revenue
Our net service revenue increased $8 million. Excluding the sequestration benefit recognized in the prior year and the Infinity ZPIC accrual discussed above, our net service revenue increased $2 million as a result of total volume growth of 3% and an increase in our non-Medicare revenue per visit partially offset by a shift in our payor mix. Our volumes continue to be impacted by staffing shortages driven by the competitive labor market.
Cost of Service, Inclusive of Depreciation
Our cost of service consists of costs associated with direct clinician care in the homes of our patients as well as the cost of clinical managers who monitor the overall delivery of care. Overall, our total cost of service remained flat as a 2% increase in our total cost per visit was offset by a 2% decrease in total visits driven by improvements in clinician utilization evidenced by a decline of 0.7 visits per Medicare completed episode year over year. The 2% increase in our total cost per visit is primarily due to planned wage increases, an increase in new hire pay, wage inflation and visit mix.
General and Administrative Expenses
Our general and administrative expenses increased $1 million primarily due to planned wage increases, higher incentive compensation costs and higher information technology fees partially offset by lower staffing levels and lower travel and training spend.

Hospice Segment
The following table summarizes our hospice segment results of operations:

	For the Three-Month Periods Ended June 30,
	2023	2022
Financial Information (in millions):
Medicare	$188.2	$187.5
Non-Medicare	11.0	10.9
Net service revenue	199.2	198.4
Cost of service, inclusive of depreciation	98.8	107.4
Gross margin	100.4	91.0
General and administrative expenses	47.9	51.6
Depreciation and amortization	0.7	0.6
Operating income	$51.8	$38.8
Same Store Growth(1):
Medicare revenue	—%	—%
Hospice admissions	(6%)	6%
Average daily census	(2%)	—%
Key Statistical Data - Total(2):
Hospice admissions	12,395	13,359
Average daily census	12,918	13,249
Revenue per day, net	$169.47	$164.55
Cost of service per day	$84.03	$89.05
Average discharge length of stay	90	87
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
Operating Results
Overall, our operating income increased $13 million on a $1 million increase in net service revenue. Our year over year results were impacted by a prior year benefit of $2 million related to the partial suspension of sequestration during the three-month period ended June 30, 2022. Excluding the sequestration impact, our operating income increased $15 million on a $3 million increase in net service revenue primarily due to the increase in reimbursement effective October 1, 2022, savings associated with clinical optimization and reorganization initiatives and a decrease in our general and administrative expenses. These items were partially offset by a decline in our hospice average daily census and planned wage increases.
Net Service Revenue
Our net service revenue increased $1 million. Excluding the sequestration benefit recognized in the prior year, our net service revenue increased $3 million as the increase in reimbursement effective October 1, 2022 was offset by a decline in our average daily census. The decline in our average daily census year over year is primarily due to a decline in our hospice admissions as well as care center closures.
Cost of Service, Inclusive of Depreciation
Our hospice cost of service decreased 8% primarily due to a 6% decrease in our cost of service per day. The 6% decrease in our cost of service per day is due to savings associated with clinical optimization and reorganization initiatives, lower COVID-19 costs and a new pharmacy contract effective during the three-month period ended June 30, 2023. These items were partially offset by planned wage increases.

General and Administrative Expenses
Our general and administrative expenses decreased $4 million primarily due to lower staffing levels, savings associated with clinical optimization and reorganization initiatives and lower travel and training spend partially offset by planned wage increases.
Personal Care Segment
The following table summarizes our personal care segment results of operations:

	For the Three-Month Periods Ended June 30,
	2023	2022
Financial Information (in millions):
Medicare	$—	$—
Non-Medicare	—	14.9
Net service revenue	—	14.9
Cost of service, inclusive of depreciation	—	11.4
Gross margin	—	3.5
General and administrative expenses	—	2.3
Depreciation and amortization	—	—
Operating income	$—	$1.2
Key Statistical Data - Total:
Billable hours	—	472,523
Clients served	—	7,759
Shifts	—	201,996
Revenue per hour	$—	$31.59
Revenue per shift	$—	$73.89
Hours per shift	—	2.3
Operating Results
We completed the sale of our personal care business on March 31, 2023.

High Acuity Care Segment
The following table summarizes our high acuity care segment results of operations:

	For the Three-Month Periods Ended June 30,
	2023	2022
Financial Information (in millions) (1):
Medicare	$—	$—
Non-Medicare	4.0	2.7
Net service revenue	4.0	2.7
Cost of service, inclusive of depreciation	4.2	2.7
Gross margin	(0.2)	—
General and administrative expenses	5.3	5.2
Depreciation and amortization	0.8	0.8
Operating loss	$(6.3)	$(6.0)
Key Statistical Data - Total:
Full risk admissions	186	104
Limited risk admissions	348	241
Total admissions	534	345

Full risk revenue per episode	$9,303	$11,278
Limited risk revenue per episode	$6,098	$5,316

Number of admitting joint venture markets	11	9
(1)Prior year has been recast to conform to the current year presentation.
Operating Results
In connection with our reorganization initiatives, we transitioned corporate functions that were previously included within our high acuity care segment to the corporate support function effective January 1, 2023. Additionally, we moved the home health operations of one of our high acuity care joint ventures to our home health segment effective January 1, 2023. Prior periods have been recast to conform to the current year presentation.
Our year over year results reflect growth in our home recovery care services. Although we expect our high acuity care segment to continue to generate operating losses, we also expect improvement as we leverage our operating structure through growth in current and future joint ventures and expansion of palliative care at home arrangements.
Net Service Revenue
Our high acuity care segment revenues are primarily derived from our home recovery care contracts. Our high acuity care segment provides home recovery care services for high acuity patients on either a full risk or limited risk basis, each with different reimbursement arrangements. Full risk admissions are admissions for which we assume the financial risk for all related healthcare services during a 30-day or 60-day episodic period in exchange for a fixed contracted bundled rate. Limited risk admissions are admissions for which we assume the risk for certain healthcare services during a shorter acute phase period (equivalent to an inpatient hospital stay) in exchange for a contracted per diem payment.
Cost of Service, Inclusive of Depreciation
Our cost of service consists primarily of medical costs associated with direct clinician care provided to our patients during the applicable episode period, costs associated with our virtual care unit (“VCU”) which enables us to provide monitoring services and facilitates virtual patient rounding visits via telehealth and costs associated with resources to support our new risk-based palliative care at home contract as well as other palliative care arrangements. The increase in cost of service over prior year is primarily related to growth in our home recovery care services and investments in resources to support palliative care programs.

General and Administrative Expenses
Our general and administrative expenses, which primarily consist of salaries and benefits, were flat year over year. We have made significant investments to build the clinical, operational and technological infrastructure necessary to support the development and future growth of home recovery care and palliative care programs on a national scale.
Corporate
The following table summarizes our corporate results of operations:

	For the Three-Month Periods Ended June 30,
	2023	2022
Financial Information (in millions) (1):
General and administrative expenses	$69.6	$40.0
Depreciation and amortization	2.0	3.3
Total operating expenses	$71.6	$43.3
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
Corporate general and administrative expenses increased $30 million during the three-month period ended June 30, 2023, which is inclusive of legal and professional fees totaling $19 million associated with our merger transactions. Excluding these costs, our corporate general and administrative expenses increased $11 million primarily due to planned wage increases, higher incentive compensation costs, a favorable legal settlement recognized in the prior year and a change in the presentation of gains on the sale of fleet vehicles which are reflected in other income (expense) within our condensed consolidated statement of operations as of January 1, 2023 due to the modification of our fleet leases. These items were partially offset by lower acquisition and integration costs.
Corporate depreciation and amortization decreased $1 million during the three-month period ended June 30, 2023 due to a reduction in amortization expense related to acquired names and non-compete agreements that were fully amortized as of December 31, 2022.

Six-Month Period Ended June 30, 2023 Compared to the Six-Month Period Ended June 30, 2022
Consolidated
The following table summarizes our consolidated results of operations (amounts in millions):

	For the Six-Month Periods Ended June 30,
	2023	2022
Net service revenue	$1,109.4	$1,103.1
Cost of service, inclusive of depreciation	612.5	621.0
Gross margin	496.9	482.1
% of revenue	44.8%	43.7%
General and administrative expenses	407.5	372.3
% of revenue	36.7%	33.8%
Depreciation and amortization	9.2	14.2
Operating income	80.2	95.6
Total other expense	(107.7)	(11.5)
Income tax expense	(28.0)	(23.3)
Effective income tax rate	101.9%	27.8%
Net (loss) income	(55.5)	60.8
Net loss attributable to noncontrolling interests	0.5	0.5
Net (loss) income attributable to Amedisys, Inc.	$(55.0)	61.3

On a consolidated basis, our operating income decreased $15 million on a $6 million increase in net service revenue. Our year-over-year results were impacted by legal and professional fees associated with our merger transactions ($20 million), the return of sequestration (prior year included a benefit of $13 million associated with the suspension of sequestration), the acquisitions of Evolution and AssistedCare on April 1, 2022 (which combined contributed $10 million in incremental net service revenue and an operating loss of less than $1 million to the current year), the divestiture of our personal care line of business (which contributed $15 million in revenue and operating income of $1 million in the prior year) and an $8 million accrual related to our Infinity ZPIC audits in the prior year (see Note 6 - Commitments and Contingencies to our condensed consolidated financial statements for additional information regarding the Infinity ZPIC). Excluding these items, our operating income increased $12 million on a $16 million increase in net service revenue due to the hospice rate increase, savings associated with clinical optimization and reorganization initiatives, improvements in clinician utilization, lower COVID-related costs and lower depreciation and amortization partially offset by planned wage increases and an increase in our general and administrative expenses.
Our operating results reflect a $35 million increase in our general and administrative expenses compared to the prior year. Excluding the legal and professional fees associated with our merger transactions and incremental expenses related to our acquisitions in the current year and our personal care line of business in the prior year, our general and administrative expenses increased $14 million (4%) primarily due to costs associated with our clinical optimization and reorganization initiatives, planned wage increases, incentive compensation costs, higher insurance-related costs, recruiting fees and information technology fees, a favorable legal settlement recognized in the prior year and a change in the presentation of gains on the sale of fleet vehicles which are reflected in other income (expense) within our condensed consolidated statement of operations as of January 1, 2023 due to the modification of our fleet leases. These items were partially offset by lower acquisition and integration costs, lower staffing levels and lower travel and training spend.

Total other expense includes the following items (amounts in millions):

	For the Six-Month Periods Ended June 30,
	2023	2022
Interest income	$1.1	$—
Interest expense	(15.0)	(11.5)
Equity in earnings (loss) from equity method investments	8.1	(0.7)
Merger termination fee	(106.0)	—
Miscellaneous, net	4.1	0.7
Total other expense	$(107.7)	$(11.5)
The merger termination fee represents the fee associated with Amedisys' termination of the OPCH Merger Agreement. The fee was paid by UnitedHealth Group on Amedisys' behalf. Amedisys may be required to reimburse UnitedHealth Group for the termination fee payment under certain circumstances (see Note 4 - Mergers, Acquisitions and Dispositions to our condensed consolidated financial statements for additional information).

Home Health Segment
The following table summarizes our home health segment results of operations:

	For the Six-Month Periods Ended June 30,
	2023	2022
Financial Information (in millions) (6):
Medicare	$435.2	$446.1
Non-Medicare	257.9	231.5
Net service revenue	693.1	677.6
Cost of service, inclusive of depreciation	391.5	379.9
Gross margin	301.6	297.7
General and administrative expenses	179.3	172.0
Depreciation and amortization	2.3	2.4
Operating income	$120.0	$123.3
Same Store Growth(1):
Medicare revenue	(4%)	(4%)
Non-Medicare revenue	11%	—%
Total admissions	6%	1%
Total volume(2)	4%	(1%)
Key Statistical Data - Total(3)(6):
Admissions	199,416	185,827
Recertifications	89,133	88,677
Total volume	288,549	274,504

Medicare completed episodes	148,411	152,764
Average Medicare revenue per completed episode(4)	$2,990	$3,032
Medicare visits per completed episode(5)	12.4	13.1

Visiting clinician cost per visit	$99.83	$97.41
Clinical manager cost per visit	11.13	10.77
Total cost per visit	$110.96	$108.18
Visits	3,527,655	3,511,822
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
(4)Average Medicare revenue per completed episode is the average Medicare revenue earned for each Medicare completed episode of care. Average Medicare revenue per completed episode reflects the suspension of sequestration at 2% and 1% for the for the three-month periods ended March 31, 2022 and June 30, 2022, respectively, and the reinstatement of sequestration at 2% for the six-month period ended June 30, 2023.
(5)Medicare visits per completed episode are the home health Medicare visits on completed episodes divided by the home health Medicare episodes completed during the period.
(6)Prior year has been recast to conform to the current year presentation.
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

Overall, our operating income decreased $3 million on a $15 million increase in net service revenue. Our year over year results were impacted by the April 1, 2022 acquisitions of Evolution and AssistedCare (which combined contributed $10 million in incremental net service revenue and an operating loss of less than $1 million to the current year), a prior year benefit of $7 million in connection with the suspension of sequestration and an $8 million accrual recorded in the prior year related to our Infinity ZPIC audits discussed above. Excluding these items, our operating income decreased $3 million on a $4 million increase in net service revenue. The decline in our operating income is primarily due to a shift in our payor mix, planned wage increases and increases in our labor costs. These items were partially offset by total volume growth, an increase in our non-Medicare revenue per visit and improvement in our operating performance driven by improvements in clinician utilization.
Net Service Revenue
Our net service revenue increased $15 million. Excluding our acquisitions, the sequestration benefit recognized in the prior year and the Infinity ZPIC accrual discussed above, our net service revenue increased $4 million due to 4% total volume growth and an increase in our non-Medicare revenue per visit partially offset by a shift in our payor mix. Our volumes continue to be impacted by staffing shortages driven by the competitive labor market.
Cost of Service, Inclusive of Depreciation
Overall, our total cost of service increased 3% due to a 3% increase in our total cost per visit. The 3% increase in our total cost per visit is primarily due to planned wage increases, an increase in new hire pay, wage inflation and visit mix partially offset by lower COVID-19 costs. Our visits year over year were relatively flat as increases in visits driven by growth in volumes were partially offset by improvements in clinician utilization evidenced by a decline of 0.7 visits per Medicare completed episode.
General and Administrative Expenses
Our general and administrative expenses increased $7 million. Excluding our acquisitions, our general and administrative expenses increased $4 million primarily due to planned wage increases, higher incentive compensation costs, higher information technology fees and higher insurance-related costs partially offset by lower staffing levels and savings associated with clinical optimization and reorganization initiatives.

Hospice Segment
The following table summarizes our hospice segment results of operations:

	For the Six-Month Periods Ended June 30,
	2023	2022
Financial Information (in millions):
Medicare	$370.9	$370.0
Non-Medicare	21.7	21.4
Net service revenue	392.6	391.4
Cost of service, inclusive of depreciation	200.2	213.8
Gross margin	192.4	177.6
General and administrative expenses	95.8	102.9
Depreciation and amortization	1.3	1.3
Operating income	$95.3	$73.4
Same Store Growth(1):
Medicare revenue	—%	—%
Hospice admissions	(6%)	4%
Average daily census	(1%)	(1%)
Key Statistical Data - Total(2):
Hospice admissions	25,393	27,245
Average daily census	12,825	13,086
Revenue per day, net	$169.15	$165.28
Cost of service per day	$86.24	$90.24
Average discharge length of stay	90	88
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
Operating Results
Overall, our operating income increased $22 million on a $1 million increase in net service revenue. Our year over year results were impacted by a prior year benefit of $6 million related to the suspension of sequestration. Excluding the sequestration impact, our operating income increased $28 million on a $7 million increase in net service revenue primarily due to the increase in reimbursement effective October 1, 2022, savings associated with clinical optimization and reorganization initiatives, lower staffing levels and a decrease in our general and administrative expenses. These items were partially offset by a decline in our hospice average daily census and planned wage increases.
Net Service Revenue
Our net service revenue increased $1 million. Excluding the sequestration benefit recognized in the prior year, our net service revenue increased $7 million as the increase in reimbursement effective October 1, 2022 was offset by a decline in our average daily census. The decline in our average daily census year over year is primarily due to a decline in our hospice admissions as well as care center closures.
Cost of Service, Inclusive of Depreciation
Our hospice cost of service decreased 6% primarily due to a 4% decrease in our cost of service per day. The 4% decrease in our cost of service per day is due to lower staffing levels, savings associated with clinical optimization and reorganization initiatives, lower utilization of contractors to supplement our staffing levels, lower COVID-19 costs and a new pharmacy contract effective during the three-month period ended June 30, 2023. These items were partially offset by planned wage increases.

General and Administrative Expenses
Our general and administrative expenses decreased $7 million primarily due to reductions in staffing levels, savings associated with clinical optimization and reorganization initiatives and lower travel and training spend partially offset by planned wage increases.
Personal Care Segment
The following table summarizes our personal care segment results of operations:

	For the Six-Month Periods Ended June 30,
	2023	2022
Financial Information (in millions):
Medicare	$—	$—
Non-Medicare	15.0	28.9
Net service revenue	15.0	28.9
Cost of service, inclusive of depreciation	11.1	22.2
Gross margin	3.9	6.7
General and administrative expenses	2.3	4.5
Depreciation and amortization	—	0.1
Operating income	$1.6	$2.1
Key Statistical Data - Total:
Billable hours	440,464	923,555
Clients served	7,892	8,591
Shifts	191,379	395,738
Revenue per hour	$33.97	$31.27
Revenue per shift	$78.19	$72.99
Hours per shift	2.3	2.3
Operating Results
We completed the sale of our personal care business on March 31, 2023.

High Acuity Care Segment
The following table summarizes our high acuity care segment results of operations:

	For the Six-Month Periods Ended June 30,
	2023	2022
Financial Information (in millions) (1):
Medicare	$—	$—
Non-Medicare	8.7	5.2
Net service revenue	8.7	5.2
Cost of service, inclusive of depreciation	9.7	5.1
Gross margin	(1.0)	0.1
General and administrative expenses	9.7	9.5
Depreciation and amortization	1.6	1.6
Operating loss	$(12.3)	$(11.0)
Key Statistical Data - Total:
Full risk admissions	344	210
Limited risk admissions	807	468
Total admissions	1,151	678

Full risk revenue per episode	$10,236	$10,672
Limited risk revenue per episode	$5,878	$5,541

Number of admitting joint venture markets	11	9
(1)Prior year has been recast to conform to the current year presentation.
Operating Results
In connection with our reorganization initiatives, we transitioned corporate functions that were previously included within our high acuity care segment to the corporate support function effective January 1, 2023. Additionally, we moved the home health operations of one of our high acuity care joint ventures to our home health segment effective January 1, 2023. Prior periods have been recast to conform to the current year presentation.
Our year over year results reflect growth in our home recovery care services. Our gross margin for the six-month period ended June 30, 2023 reflects a forecasted loss on the first performance year of our new risk-based palliative care contract resulting from investments in resources to support this contract as well as future palliative care arrangements.
Although we expect our high acuity care segment to continue to generate operating losses, we also expect improvement as we leverage our operating structure through growth in current and future joint ventures and expansion of palliative care at home arrangements.
Net Service Revenue
Our high acuity care segment revenues are primarily derived from our home recovery care contracts. Our high acuity care segment provides home recovery care services for high acuity patients on either a full risk or limited risk basis, each with different reimbursement arrangements. Full risk admissions are admissions for which we assume the financial risk for all related healthcare services during a 30-day or 60-day episodic period in exchange for a fixed contracted bundled rate. Limited risk admissions are admissions for which we assume the risk for certain healthcare services during a shorter acute phase period (equivalent to an inpatient hospital stay) in exchange for a contracted per diem payment.

Cost of Service, Inclusive of Depreciation
Our cost of service consists primarily of medical costs associated with direct clinician care provided to our patients during the applicable episode period, costs associated with our virtual care unit (“VCU”), which enables us to provide monitoring services and facilitates virtual patient rounding visits via telehealth and costs associated with resources to support our new risk-based palliative care at home contract as well as other palliative care arrangements. The increase in cost of service over the prior year is primarily related to growth in our home recovery care services and a forecasted loss on the first performance year of our new risk-based palliative care contract resulting from investments in resources to support this contract as well as future palliative care arrangements.
General and Administrative Expenses
Our general and administrative expenses, which primarily consist of salaries and benefits, were flat year over year. We have made significant investments to build the clinical, operational and technological infrastructure necessary to support the development and future growth of home recovery care and palliative care programs on a national scale.
Corporate
The following table summarizes our corporate results of operations:

	For the Six-Month Periods Ended June 30,
	2023	2022
Financial Information (in millions) (1):
General and administrative expenses	$120.4	$83.4
Depreciation and amortization	4.0	8.8
Total operating expenses	$124.4	$92.2
(1)Prior year has been recast to conform to the current year presentation.
In connection with our reorganization initiatives, we transitioned corporate functions that were previously included within our high acuity care segment to the corporate support function effective January 1, 2023. Prior periods have been recast to conform to the current year presentation.
Corporate general and administrative expenses increased $37 million during the six-month period ended June 30, 2023, which is inclusive of legal and professional fees totaling $20 million associated with our merger transactions. Excluding these costs, our corporate general and administrative expenses increased $17 million primarily due to costs associated with our clinical optimization and reorganization initiatives, planned wage increases, higher recruiting fees, incentive compensation costs and information technology fees, a favorable legal settlement recognized in the prior year and a change in the presentation of gains on the sale of fleet vehicles which are reflected in other income (expense) within our condensed consolidated statement of operations as of January 1, 2023 due to the modification of our fleet leases. These items were partially offset by lower acquisition and integration costs.
Corporate depreciation and amortization decreased $5 million during the six-month period ended June 30, 2023 due to a reduction in amortization expense related to acquired names and non-compete agreements that were fully amortized as of December 31, 2022.

Liquidity and Capital Resources
Cash Flows
The following table summarizes our cash flows for the periods indicated (amounts in millions):

	For the Six-Month Periods Ended June 30,
	2023	2022
Cash provided by operating activities	$86.7	$106.0
Cash provided by (used in) investing activities	38.2	(91.6)
Cash used in financing activities	(67.8)	(11.4)
Net increase in cash, cash equivalents and restricted cash	57.1	3.0
Cash, cash equivalents and restricted cash at beginning of period	54.1	45.8
Cash, cash equivalents and restricted cash at end of period	$111.2	$48.8

Cash provided by operating activities decreased $19.3 million during the six-month period ended June 30, 2023 compared to the six-month period ended June 30, 2022 primarily due to the payment of legal and professional fees associated with our merger transactions, higher interest payments and the timing of the payment of accrued expenses. These items were partially offset by the collection of outstanding accounts receivable.
Our investing activities primarily consist of the purchase of property and equipment and technology assets, investments and acquisitions/divestitures. Cash provided by investing activities totaled $38.2 million during the six-month period ended June 30, 2023 and was related to the divestiture of our personal care line of business partially offset by the purchase of intangible software. Cash used in investing activities totaled $91.6 million during the six-month period ended June 30, 2022 and was primarily related to our purchase of Evolution and AssistedCare as well as a cost method investment.
Our financing activities primarily consist of borrowings under our term loan and/or revolving credit facility, repayments of borrowings, the remittance of taxes associated with shares withheld on non-cash compensation, proceeds related to the exercise of stock options, proceeds related to the purchase of stock under our employee stock purchase plan and our purchase of company stock under our stock repurchase program. Cash used in financing activities totaled $67.8 million and $11.4 million during the six-month periods ended June 30, 2023 and 2022, respectively, and was primarily related to the repayment of borrowings, the remittance of taxes associated with shares withheld on non-cash compensation and payment of our accrued contingent consideration. Net proceeds from the divestiture of our personal care line of business were used to pay down a portion of our outstanding term loan borrowings during the three-month period ended March 31, 2023.
Liquidity
Typically, our principal source of liquidity is the collection of our patient accounts receivable, primarily through the Medicare program. In addition to our collection of patient accounts receivable, from time to time, we can and do obtain additional sources of liquidity by the incurrence of additional indebtedness.
During the six-month period ended June 30, 2023, we spent $9.4 million in capital expenditures and investments in technology assets as compared to $3.3 million during the six-month period ended June 30, 2022. Our capital expenditures and investments in technology assets for 2023 are expected to be approximately $18.0 million to $19.0 million, excluding the impact of any future acquisitions.
As of June 30, 2023, we had $95.4 million in cash and cash equivalents and $519.2 million in availability under our $550.0 million Revolving Credit Facility.
Based on our operating forecasts and our debt service requirements, we believe we will have sufficient liquidity to fund our operations, capital requirements and debt service requirements for the next twelve months and beyond.

Outstanding Patient Accounts Receivable
Our patient accounts receivable decreased $18 million from December 31, 2022; approximately $10 million of this decrease is related to the divestiture of our personal care business on March 31, 2023 (see Note 4 - Mergers, Acquisitions and Dispositions to our condensed consolidated financial statements for additional information). Our cash collection as a percentage of revenue was 101% and 100% for the six-month periods ended June 30, 2023 and 2022, respectively. Our days revenue outstanding at June 30, 2023 was 43.4 days, which is a decrease of 2.7 days from December 31, 2022 and a decrease of 3.4 days when compared to June 30, 2022.
Our patient accounts receivable includes unbilled receivables and are aged based upon our initial service date. We monitor unbilled receivables on a care center by care center basis to ensure that all efforts are made to bill claims within timely filing deadlines. Our unbilled patient accounts receivable can be impacted by pre-claim reviews required by the Medicare Administrative Contractors in the five Review Choice Demonstration states, voluntary pre-bill edits and reviews, efforts to secure needed documentation to bill (orders, consents, etc.), integrations of recent acquisitions, changes of ownership and any regulatory and procedural updates impacting claim submissions. The timely filing deadline for Medicare is one year from the date of the last billable service in the 30-day billing period and varies by state for Medicaid-reimbursable services and among insurance companies and other private payors.
The following schedules detail our patient accounts receivable, by payor class, aged based upon initial date of service (amounts in millions, except days revenue outstanding):

	0-90	91-180	181-365	Over 365	Total
At June 30, 2023:
Medicare patient accounts receivable	$176.3	$12.6	$4.6	$0.4	$193.9
Other patient accounts receivable:
Medicaid	17.3	1.5	0.5	—	19.3
Private	57.3	4.9	3.4	—	65.6
Total	$74.6	$6.4	$3.9	$—	$84.9
Total patient accounts receivable					$278.8
Days revenue outstanding (1)					43.4
	0-90	91-180	181-365	Over 365	Total
At December 31, 2022:
Medicare patient accounts receivable	$179.9	$11.4	$5.1	$0.1	$196.5
Other patient accounts receivable:
Medicaid	16.3	1.4	0.7	—	18.4
Private	67.5	8.7	5.7	—	81.9
Total	$83.8	$10.1	$6.4	$—	$100.3
Total patient accounts receivable					$296.8
Days revenue outstanding (1)					46.1

(1)Our calculation of days revenue outstanding is derived by dividing our ending patient accounts receivable at June 30, 2023 and December 31, 2022 by our average daily net service revenue for the three-month periods ended June 30, 2023 and December 31, 2022, respectively.
Indebtedness
Second Amendment to the Credit Agreement
On July 30, 2021, we entered into the Second Amendment to our Credit Agreement (as amended by the Second Amendment, the "Second Amended Credit Agreement"). The Second Amended Credit Agreement provided for a senior secured credit facility in an initial aggregate principal amount of up to $1.0 billion, which includes a $550.0 million Revolving Credit Facility and a term loan facility with a principal amount of up to $450.0 million (the "Amended Term Loan Facility" and collectively with the Revolving Credit Facility, the "Amended Credit Facility").

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
The loans issued under the Amended Credit Facility bear interest on a per annum basis, at our election, at either: (i) the Base Rate plus the Applicable Rate or (ii) the Term SOFR plus the Applicable Rate. The “Base Rate” means a fluctuating rate per annum equal to the highest of (a) the federal funds rate plus 0.50% per annum, (b) the prime rate of interest established by the Administrative Agent, and (c) the Term SOFR plus 1% per annum. The “Term SOFR” means the quoted rate per annum equal to the SOFR for an interest period of one or three months (as selected by us) plus the SOFR adjustment of 0.10%.
In accordance with the requirements under our Third Amended Credit Agreement, net proceeds received from the divestiture of our personal care line of business were used to prepay a portion of our Amended Term Loan Facility during the three-month period ended March 31, 2023.
As of June 30, 2023, we had no outstanding borrowings under our $550.0 million Revolving Credit Facility. Our weighted average interest rate for borrowings under our $550.0 million Revolving Credit Facility was 2.9% for the three and six-month periods ended June 30, 2022. Our weighted average interest rate for borrowings under our Amended Term Loan Facility was 6.7% and 6.4% for the three and six-month periods ended June 30, 2023, respectively, and 2.3% and 2.0% for the three and six-month periods ended June 30, 2022, respectively.
As of June 30, 2023, our consolidated leverage ratio was 2.5, our consolidated interest coverage ratio was 5.9 and we are in compliance with our covenants under the Third Amended Credit Agreement. In the event we are not in compliance with our debt covenants in the future, we would pursue various alternatives in an attempt to successfully resolve the non-compliance, which might include, among other things, seeking debt covenant waivers or amendments.
As of June 30, 2023, our availability under our $550.0 million Revolving Credit Facility was $519.2 million as we have no outstanding borrowings and $30.8 million outstanding in letters of credit.
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
Under the terms of the 2022 Share Repurchase Program, we were allowed to repurchase shares from time to time through open market purchases, unsolicited or solicited privately negotiated transactions, an accelerated stock repurchase program, and/or a trading plan in compliance with Exchange Act Rule 10b5-1. The timing and the amount of the repurchases were determined by management based on a number of factors, including but not limited to share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions and other factors. Pursuant to this program, we repurchased 150,000 shares of our common stock at a weighted average price of $115.64 per share and a total cost of approximately $17 million during the three and six-month periods ended June 30, 2022. The repurchased shares were classified as treasury shares. The 2022 Share Repurchase Program expired on December 31, 2022.
On February 2, 2023, our Board of Directors authorized a share repurchase program, under which we may repurchase up to $100 million of our outstanding common stock through December 31, 2023 (the "2023 Share Repurchase Program").
Under the terms of the 2023 Share Repurchase Program, we are allowed to repurchase shares from time to time through open market purchases, unsolicited or solicited privately negotiated transactions, an accelerated stock repurchase program, and/or a trading plan in compliance with Exchange Act Rule 10b5-1. The timing and the amount of the repurchases will be determined by management based on a number of factors, including but not limited to share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions and other factors. Effective January 1, 2023, repurchases are subject to a 1% excise tax under the Inflation Reduction Act. We have not repurchased any shares under the 2023 Share Repurchase Program as of June 30, 2023.
Inflation
Our operations have been materially impacted by the current inflationary environment as we have experienced higher labor costs and increases in supply costs, fuel costs and mileage reimbursements. We expect inflation to continue to impact our operations throughout 2023. As of June 30, 2023, the impacts of inflation on our results of operations have been partially mitigated by rate increases, improvements in clinician utilization, reductions in hospice staffing levels and clinical optimization and reorganization initiatives. No assurance can be given as to our ability to offset the impacts of inflation in the future.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from fluctuations in interest rates. Our Term Loan and Revolving Credit Facility carry a floating interest rate which is tied to the Secured Overnight Financing Rate ("SOFR") and the Prime Rate, and therefore, our condensed consolidated statements of operations and our condensed consolidated statements of cash flows are exposed to changes in interest rates. As of June 30, 2023, the total amount of outstanding debt subject to interest rate fluctuations was $380.3 million. A 1.0% interest rate change would cause interest expense to change by approximately $3.8 million annually, assuming the Company makes no principal repayments.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures which are designed to provide reasonable assurance of achieving their objectives and to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, disclosed and reported within the time periods specified in the SEC's rules and forms. This information is also accumulated and communicated to our management and Board of Directors to allow timely decisions regarding required disclosure.
In connection with the preparation of this Quarterly Report on Form 10-Q, as of June 30, 2023, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.
Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2023, the end of the period covered by this Quarterly Report.
Changes in Internal Controls
There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have occurred during the quarter ended June 30, 2023, that have materially impacted, or are reasonably likely to materially impact, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls
Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and, based on an evaluation of our controls and procedures, our principal executive officer and our principal financial officer concluded our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2023, the end of the period covered by this Quarterly Report.

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
In addition to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, the following risks are related to the proposed Merger with UnitedHealth Group:
The proposed Merger is subject to approval of our stockholders as well as the satisfaction of other closing conditions, including government consents and approvals, some or all of which may not be satisfied or completed within the expected timeframe, if at all.
Completion of the Merger is subject to a number of closing conditions, including obtaining the approval of our stockholders, the expiration or termination of the applicable waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the receipt of the required state regulatory approvals, the absence of any law or order that has the effect of enjoining or otherwise prohibiting the completion of the Merger, and the expiration or termination of the waiting period (and any extension thereof) applicable to the consummation of the transactions contemplated by the Merger Agreement under all applicable antitrust laws without the imposition by any governmental entity of any term, condition, obligation, requirement, limitation, prohibition, remedy, sanction or other action that has resulted in or would resonably be expected to result in a Burdensome Condition (as defined in the Merger Agreement). We can provide no assurance that all required consents and approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, even if all required consents and approvals can be obtained and all closing conditions are satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such consents and approvals or the timing of the completion of the Merger. Many of the conditions to completion of the Merger are not within our control, and we cannot predict when or if these conditions will be satisfied (or waived, if applicable). Any adverse consequence of the pending Merger could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement.
Each party’s obligation to consummate the Merger is also subject to the accuracy of the representations and warranties of the other party (subject to certain exceptions) and performance by each party of its respective obligations under the Merger Agreement, including, an agreement by us to use our reasonable best efforts to carry on our business in all material respects in the ordinary course, consistent with past practice, and to preserve our business organization and relationships with customers, suppliers, licensors, licensees and other third parties, and to comply with certain operating covenants. In addition, the Merger Agreement may be terminated under certain specified circumstances, including, but not limited to, (1) if our board of directors make an Amedisys Recommendation Change (as defined in the Merger Agreement) or (2) by our board of directors in order for us to enter into a definitive agreement for an alternative transaction with a third party with respect to an unsolicited Amedisys Superior Proposal (as defined in the Merger Agreement). As a result, we cannot assure you that the Merger will be completed, even if our stockholders approve the Merger, or that, if completed, it will be exactly on the terms set forth in the Merger Agreement or within the expected time frame.
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
The proposed Merger may not be completed within the expected timeframe, or at all, as a result of various factors and conditions, some of which may be beyond our control. If the Merger is not completed for any reason, including as a result of our stockholders failing to adopt the Merger Agreement, our stockholders will not receive any payment for their shares of our common stock in connection with the Merger. Instead, we will remain a public company, our common stock will continue to be listed and traded on The Nasdaq Global Select Market and registered under the Exchange Act, and we will be required to continue to file periodic reports with the SEC. Moreover, our ongoing business may be materially adversely affected, and we would be subject to a number of risks, including the following:
•we may experience negative reactions from the financial markets, including negative impacts on our stock price, and it is uncertain when, if ever, the price of our shares would return to the prices at which our shares currently trade;

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
•we may be required to pay a termination fee to UnitedHealth Group of $125,000,000, as required under the Merger Agreement under certain circumstances;
•we may be required to reimburse UnitedHealth Group for the $106,000,000 termination fee payment that UnitedHealth Group, on our behalf, paid to OPCH in connection with the termination of the OPCH Merger Agreement under certain circumstances;
•while the Merger Agreement is in effect, we are subject to restrictions on our business activities, including, among other things, restrictions on our ability to engage in certain kinds of material transactions that would reasonably be expected to materially delay or prevent the consummation of the transaction contemplated by the Merger Agreement, which could prevent us from pursuing strategic business opportunities, taking actions with respect to our business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and may as a result materially adversely affect our business, results of operations and financial condition;
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
Our efforts to complete the Merger could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our results of operations and our business. Uncertainty as to whether the Merger will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the Merger is pending because employees may experience uncertainty about their roles following the Merger. As mentioned above, a substantial amount of our management’s and employees’ attention is being directed toward the completion of the Merger and thus is being diverted from our day-to-day operations. Uncertainty as to our future could adversely affect our business and our relationship with customers and potential customers. For example, customers, suppliers and other third parties may defer decisions concerning working with us, or seek to change existing business relationships with us. Changes to or termination of existing business relationships could adversely affect our revenue, earnings and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the Merger could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement.
In certain instances, the Merger Agreement requires us to pay a termination fee to UnitedHealth Group, which could affect the decisions of a third party considering making an alternative acquisition proposal.
Under the terms of the Merger Agreement, we may be required to pay UnitedHealth Group a termination fee of $125,000,000 under specified conditions, including in the event the Merger Agreement is terminated due to a recommendation change by our board of directors, the termination of the Merger Agreement by our board of directors in order for us to enter into a definitive agreement with a third party for an alternative transaction with respect to an unsolicited Amedisys Superior Proposal or under certain circumstances where a proposal for an alternative transaction has been made to us and, within 12 months following termination, we enter into a definitive agreement providing for an alternative transaction or consummate an alternative transaction. Further, under specified circumstances, we may be required to reimburse UnitedHealth Group for the $106,000,000 termination fee payment that UnitedHealth Group, on our behalf, paid to OPCH in connection with the termination of the OPCH Merger Agreement. These payments could affect the structure, pricing and terms proposed by a third party seeking to acquire or merge with us and could discourage a third party from making a competing acquisition proposal, including a proposal that would be more favorable to our stockholders than the Merger.

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
Lawsuits may be filed against us, our board of directors or other parties to the Merger Agreement, challenging the Merger or making other claims in connection therewith. Such lawsuits may be brought by our purported stockholders and may seek, among other things, to enjoin consummation of the Merger. One of the conditions to the consummation of the Merger is the absence of any order or law that has the effect of enjoining or otherwise prohibiting the consummation of the Merger. As such, if the plaintiffs in such potential lawsuits are successful in obtaining an injunction prohibiting the defendants from completing the Merger on the agreed upon terms, then such injunction may prevent the Merger from becoming effective, or from becoming effective within the expected timeframe.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides the information with respect to purchases made by us of shares of our common stock during each of the months during the three-month period ended June 30, 2023:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
April 1, 2023 to April 30, 2023	16,457		$78.88	—	$100,000,000
May 1, 2023 to May 31, 2023	2		128.18	—	100,000,000
June 1, 2023 to June 30, 2023	11,404		77.30	—	100,000,000
	27,863	(1)	$78.24	—	$100,000,000

(1)Includes shares of common stock surrendered to us by certain employees to satisfy tax withholding and/or strike price obligations in connection with the vesting of non-vested stock previously awarded to such employees under our 2018 Omnibus Incentive Compensation Plan.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(c) During the quarter ended June 30, 2023, none of the Company's directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as such terms are defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS
The exhibits marked with the cross symbol (†) are filed and the exhibits marked with a double cross (††) are furnished with this Form 10-Q. Any exhibits marked with the asterisk symbol (*) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

2.1	Agreement and Plan of Merger, dated as of May 3, 2023, by and among Option Care Health, Inc., Uintah Merger Sub, Inc., and Amedisys, Inc.	The Company's Current Report on Form 8-K filed on May 3, 2023	0-24260	2.1

2.2	Agreement and Plan of Merger, dated as of June 26, 2023, by and among UnitedHealth Group Incorporated, Aurora Holdings Merger Sub Inc. and Amedisys Inc.*	The Company's Current Report on Form 8-K filed on June 26, 2023	0-24260	2.1

3.1	Composite of Certificate of Incorporation of the Company inclusive of all amendments through June 14, 2007	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	0-24260	3.1

3.2	Composite of By-Laws of the Company inclusive of all amendments through December 14, 2022	The Company’s Current Report on Form 8-K filed on December 16, 2022	0-24260	3.1

†31.1	Certification of Richard Ashworth, President and Chief Executive Officer (principal executive officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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
*Schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K. Amedisys will furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request. Amedisys may request confidential treatment pursuant to Rule 24b-2 of the Securities and Exchange Act of 1934, as amended, for any schedules or exhibits so furnished.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMEDISYS, INC. (Registrant)

By:	/s/ SCOTT G. GINN
Scott G. Ginn,
Principal Financial Officer and
Duly Authorized Officer
Date: July 27, 2023