Form 10-Q
period 2023-09-30
AMEDISYS INC
filed 2023-10-25
CIK 896262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, is as follows: Common stock, $0.001 par value, 32,633,347 shares outstanding as of October 20, 2023.

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
Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on any forward-looking statement as a prediction of future events. We expressly disclaim any obligation or undertaking, and we do not intend to release publicly any updates or changes in our expectations concerning the forward-looking statements or any changes in events, conditions or circumstances upon which any forward-looking statement may be based, except as required by law. For a discussion of some of the factors discussed above as well as additional factors, see our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 16, 2023, particularly, Part I, Item 1A - Risk Factors therein, and Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q. Additional risk factors may also be described in reports that we file from time to time with the SEC.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMEDISYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	September 30, 2023 (Unaudited)	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$78,112	$40,540
Restricted cash	15,904	13,593
Patient accounts receivable	319,580	296,785
Prepaid expenses	20,534	11,628
Other current assets	33,097	26,415
Total current assets	467,227	388,961
Property and equipment, net of accumulated depreciation of $93,909 and $101,364	39,631	16,026
Operating lease right of use assets	87,834	102,856
Goodwill	1,244,679	1,287,399
Intangible assets, net of accumulated amortization of $12,838 and $14,604	103,634	101,167
Other assets	84,412	79,836
Total assets	$2,027,417	$1,976,245
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$34,555	$43,735
Payroll and employee benefits	126,989	125,387
Accrued expenses	139,100	137,390
Termination fee paid by UnitedHealth Group	106,000	—
Current portion of long-term obligations	35,364	15,496
Current portion of operating lease liabilities	26,111	33,521
Total current liabilities	468,119	355,529
Long-term obligations, less current portion	366,853	419,420
Operating lease liabilities, less current portion	61,878	69,504
Deferred income tax liabilities	35,398	20,411
Other long-term obligations	1,651	4,808
Total liabilities	933,899	869,672
Commitments and Contingencies—Note 6
Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized; 38,065,853 and 37,891,186 shares issued; 32,633,599 and 32,511,465 shares outstanding	38	38
Additional paid-in capital	776,880	755,063
Treasury stock, at cost, 5,432,254 and 5,379,721 shares of common stock	(465,613)	(461,200)
Retained earnings	728,603	757,672
Total Amedisys, Inc. stockholders’ equity	1,039,908	1,051,573
Noncontrolling interests	53,610	55,000
Total equity	1,093,518	1,106,573
Total liabilities and equity	$2,027,417	$1,976,245
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	For the Three-Month Periods Ended September 30,		For the Nine-Month Periods Ended September 30,
	2023	2022	2023	2022
Net service revenue	$556,237	$557,988	$1,665,594	$1,661,135
Operating expenses:
Cost of service, inclusive of depreciation	311,628	322,227	924,093	943,258
General and administrative expenses:
Salaries and benefits	129,083	125,550	380,926	376,788
Non-cash compensation	6,612	3,495	18,968	15,990
Merger-related expenses	4,980	—	25,151	—
Depreciation and amortization	4,436	5,477	13,604	19,705
Investment impairment	—	3,009	—	3,009
Other	57,287	59,299	180,467	167,851
Total operating expenses	514,026	519,057	1,543,209	1,526,601
Operating income	42,211	38,931	122,385	134,534
Other income (expense):
Interest income	1,304	59	2,452	108
Interest expense	(8,021)	(4,963)	(23,040)	(16,447)
Equity in earnings (loss) from equity method investments	1,252	302	9,366	(442)
Merger termination fee	—	—	(106,000)	—
Miscellaneous, net	1,201	491	5,262	1,155
Total other expense, net	(4,264)	(4,111)	(111,960)	(15,626)
Income before income taxes	37,947	34,820	10,425	118,908
Income tax expense	(12,331)	(9,417)	(40,381)	(32,755)
Net income (loss)	25,616	25,403	(29,956)	86,153
Net loss attributable to noncontrolling interests	344	239	887	739
Net income (loss) attributable to Amedisys, Inc.	$25,960	$25,642	$(29,069)	$86,892
Basic earnings per common share:
Net income (loss) attributable to Amedisys, Inc. common stockholders	$0.80	$0.79	$(0.89)	$2.67
Weighted average shares outstanding	32,624	32,482	32,587	32,519
Diluted earnings per common share:
Net income (loss) attributable to Amedisys, Inc. common stockholders	$0.79	$0.79	$(0.89)	$2.66
Weighted average shares outstanding	32,831	32,616	32,587	32,680
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except common stock shares)
(Unaudited)

	For the Three-Months Ended September 30, 2023
	Total	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Noncontrolling Interests
		Shares	Amount
Balance, June 30, 2023	$1,060,757	38,030,397	$38	$768,789	$(464,688)	$702,643	$53,975
Issuance of stock – employee stock purchase plan	848	10,915	—	848	—	—	—
Issuance/(cancellation) of non-vested stock	—	24,117	—	—	—	—	—
Exercise of stock options	25	424	—	25	—	—	—
Non-cash compensation	7,243	—	—	7,243	—	—	—
Surrendered shares	(925)	—	—	—	(925)	—	—
Purchase of noncontrolling interest	—	—	—	(25)	—	—	25
Noncontrolling interest contributions	856	—	—	—	—	—	856
Noncontrolling interest distributions	(902)	—	—	—	—	—	(902)
Net income (loss)	25,616	—	—	—	—	25,960	(344)
Balance, September 30, 2023	$1,093,518	38,065,853	$38	$776,880	$(465,613)	$728,603	$53,610

	For the Three-Months Ended September 30, 2022
	Total	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Noncontrolling Interests
		Shares	Amount
Balance, June 30, 2022	$1,038,995	37,780,242	$38	$743,276	$(457,981)	$700,313	$53,349
Issuance of stock – employee stock purchase plan	966	10,814	—	966	—	—	—
Issuance/(cancellation) of non-vested stock	—	57,420	—	—	—	—	—
Exercise of stock options	306	3,583	—	306	—	—	—
Non-cash compensation	3,495	—	—	3,495	—	—	—
Surrendered shares	(3,187)	—	—	—	(3,187)	—	—
Noncontrolling interest contributions	1,148	—	—	—	—	—	1,148
Noncontrolling interest distributions	(450)	—	—	—	—	—	(450)
Sale of noncontrolling interest	2,934	—	—	2,871	—	—	63
Net income (loss)	25,403	—	—	—	—	25,642	(239)
Balance, September 30, 2022	$1,069,610	37,852,059	$38	$750,914	$(461,168)	$725,955	$53,871

	For the Nine-Months Ended September 30, 2023
	Total	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Noncontrolling Interests
		Shares	Amount
Balance, December 31, 2022	$1,106,573	37,891,186	$38	$755,063	$(461,200)	$757,672	$55,000
Issuance of stock – employee stock purchase plan	2,602	37,408	—	2,602	—	—	—
Issuance/(cancellation) of non-vested stock	—	135,563	—	—	—	—	—
Exercise of stock options	100	1,696	—	100	—	—	—
Non-cash compensation	19,624	—	—	19,624	—	—	—
Surrendered shares	(4,413)	—	—	—	(4,413)	—	—
Purchase of noncontrolling interest	(630)	—	—	(509)	—	—	(121)
Noncontrolling interest contributions	1,232	—	—	—	—	—	1,232
Noncontrolling interest distributions	(1,614)	—	—	—	—	—	(1,614)
Net loss	(29,956)	—	—	—	—	(29,069)	(887)
Balance, September 30, 2023	$1,093,518	38,065,853	$38	$776,880	$(465,613)	$728,603	$53,610

	For the Nine-Months Ended September 30, 2022
	Total	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Noncontrolling Interests
		Shares	Amount
Balance, December 31, 2021	$976,323	37,674,868	$38	$728,118	$(435,868)	$639,063	$44,972
Issuance of stock – employee stock purchase plan	2,857	24,159	—	2,857	—	—	—
Issuance/(cancellation) of non-vested stock	—	141,726	—	—	—	—	—
Exercise of stock options	1,078	11,306	—	1,078	—	—	—
Non-cash compensation	15,990	—	—	15,990	—	—	—
Surrendered shares	(7,949)	—	—	—	(7,949)	—	—
Shares repurchased	(17,351)	—	—	—	(17,351)	—	—
Noncontrolling interest contributions	11,000	—	—	—	—	—	11,000
Noncontrolling interest distributions	(1,425)	—	—	—	—	—	(1,425)
Sale of noncontrolling interest	2,934	—	—	2,871	—	—	63
Net income (loss)	86,153	—	—	—	—	86,892	(739)
Balance, September 30, 2022	$1,069,610	37,852,059	$38	$750,914	$(461,168)	$725,955	$53,871

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Nine-Month Periods Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(29,956)	$86,153
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization (inclusive of depreciation included in cost of service)	17,956	19,705
Non-cash compensation	19,624	15,990
Amortization and impairment of operating lease right of use assets	25,427	34,782
Loss on disposal of property and equipment	346	507
Loss on personal care divestiture	2,186	—
Merger termination fee	106,000	—
Deferred income taxes	15,417	19,031
Equity in (earnings) loss from equity method investments	(9,366)	442
Amortization of deferred debt issuance costs	743	743
Return on equity method investments	4,309	3,798
Investment impairment	—	3,009
Changes in operating assets and liabilities, net of impact of acquisitions:
Patient accounts receivable	(32,934)	(18,266)
Other current assets	(15,434)	(19,929)
Operating lease right of use assets	(2,803)	(2,323)
Other assets	273	283
Accounts payable	(8,839)	5,886
Accrued expenses	10,340	(26,790)
Other long-term obligations	(3,156)	243
Operating lease liabilities	(23,256)	(30,864)
Net cash provided by operating activities	76,877	92,400
Cash Flows from Investing Activities:
Proceeds from the sale of deferred compensation plan assets	25	89
Proceeds from the sale of property and equipment	100	66
Purchases of property and equipment	(3,728)	(4,338)
Investments in technology assets	(6,881)	(848)
Investment in equity method investee	—	(637)
Purchase of cost method investment	—	(15,000)
Return of investment	150	—
Proceeds from personal care divestiture	47,787	—
Acquisitions of businesses, net of cash acquired	(350)	(71,952)
Net cash provided by (used in) investing activities	37,103	(92,620)
Cash Flows from Financing Activities:
Proceeds from issuance of stock upon exercise of stock options	100	1,078
Proceeds from issuance of stock under employee stock purchase plan	2,602	2,857
Shares withheld to pay taxes on non-cash compensation	(4,413)	(7,949)
Noncontrolling interest contributions	1,232	2,100
Noncontrolling interest distributions	(1,614)	(1,425)
Proceeds from sale of noncontrolling interest	—	3,941
Proceeds from borrowings under revolving line of credit	23,000	484,000
Repayments of borrowings under revolving line of credit	(23,000)	(465,500)
Principal payments of long-term obligations	(67,113)	(10,126)
Purchase of company stock	—	(17,351)
Payment of accrued contingent consideration	(4,091)	(5,714)
Purchase of noncontrolling interest	(800)	—
Net cash used in financing activities	(74,097)	(14,089)
Net increase (decrease) in cash, cash equivalents and restricted cash	39,883	(14,309)
Cash, cash equivalents and restricted cash at beginning of period	54,133	45,769
Cash, cash equivalents and restricted cash at end of period	$94,016	$31,460

	For the Nine-Month Periods Ended September 30,
	2023	2022
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$19,787	$9,153
Cash paid for Infinity ZPIC interest	$—	$11,544
Cash paid for income taxes, net of refunds received	$24,318	$23,582
Cash paid for operating lease liabilities	$26,059	$33,187
Cash paid for finance lease liabilities	$8,462	$1,074
Supplemental Disclosures of Non-Cash Activity:
Right of use assets obtained in exchange for operating lease liabilities	$25,261	$36,980
Right of use assets obtained in exchange for finance lease liabilities	$34,964	$1,846
Reductions to right of use assets resulting from reductions to operating lease liabilities	$15,135	$3,387
Reductions to right of use assets resulting from reductions to finance lease liabilities	$1,209	$564
Accrued contingent consideration	$—	$19,195
Noncontrolling interest contribution	$—	$8,900
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. NATURE OF OPERATIONS, CONSOLIDATION AND PRESENTATION OF FINANCIAL STATEMENTS
Amedisys, Inc., a Delaware corporation (together with its consolidated subsidiaries, referred to herein as “Amedisys,” “we,” “us,” or “our”), is a multi-state provider of home health, hospice and high acuity care services with approximately 73% of our consolidated net service revenue derived from Medicare for the three and nine-month periods ended September 30, 2023, and approximately 74% of our consolidated net service revenue derived from Medicare for the three and nine-month periods ended September 30, 2022. As of September 30, 2023, we owned and operated 346 Medicare-certified home health care centers, 165 Medicare-certified hospice care centers and 10 admitting high acuity care joint ventures in 37 states within the United States and the District of Columbia. We divested our personal care business on March 31, 2023.
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
Recently Issued Accounting Pronouncements
In August 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-05, Business Combinations (Topic 805): Joint Venture Formations, which requires that a joint venture initially measure all contributions received upon its formation at fair value. The guidance is effective for joint ventures with a formation date on or after January 1, 2025 on a prospective basis.
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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Net service revenue by payor class as a percentage of total net service revenue for each segment is as follows:

	For the Three-Month Periods Ended September 30,		For the Nine-Month Periods Ended September 30,
	2023	2022	2023	2022
Home Health:
Medicare	39%	40%	39%	40%
Non-Medicare - Episodic-based	7%	7%	8%	8%
Non-Medicare - Non-episodic based	17%	13%	15%	13%
Hospice:
Medicare	34%	34%	34%	33%
Non-Medicare	2%	2%	2%	2%
Personal Care	—%	3%	1%	3%
High Acuity Care	1%	1%	1%	1%
	100%	100%	100%	100%
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
Non-Medicare Revenue
Payments from non-Medicare payors are either a percentage of Medicare rates, per-visit rates or case rates depending upon the terms and conditions established with such payors. Approximately 30% of our managed care contract volume affords us the opportunity to receive additional payments if we achieve certain quality or process metrics as defined in each contract (e.g. star ratings and acute-care hospitalization rates). We record revenue associated with these metrics at the time the amounts are probable and estimable.
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
Hospice Revenue Recognition
Hospice Medicare Revenue
Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the estimated payment rates. The estimated payment rates are predetermined daily or hourly rates for each of the four levels of care we deliver. The four levels of care are routine care, general inpatient care, continuous home care and respite care. Routine care accounted for 97% of our total Medicare hospice service revenue for the three and nine-month periods ended September 30, 2023 and 2022. There are two separate payment rates for routine care: payments for the first 60 days of care and care beyond 60 days. In addition to the two routine rates, we may also receive a service intensity add-on (“SIA”). The SIA is based on visits made in the last seven days of life by a registered nurse or medical social worker for patients in a routine level of care.
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
Additionally, our hospice service revenue is subject to certain limitations on payments from Medicare which are considered variable consideration. We are subject to an inpatient cap limit and an overall Medicare payment cap for each provider number. We monitor these caps on a provider-by-provider basis and estimate amounts due back to Medicare if we estimate a cap has been exceeded. We record these adjustments as a reduction to revenue and an increase in accrued expenses within our condensed consolidated balance sheets. Providers are required to self-report and pay their estimated cap liability by February

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
28th of the following year. As of September 30, 2023, we have recorded $3.5 million for estimated amounts due back to Medicare in accrued expenses for the Federal cap years ended October 31, 2017 through September 30, 2023. As of December 31, 2022, we had recorded $4.3 million for estimated amounts due back to Medicare in accrued expenses for the Federal cap years ended October 31, 2016 through September 30, 2023.
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

Under our contracts with health system partners, we provide home recovery care services for high acuity patients on a limited risk basis whereby we assume the risk for certain healthcare services during the remainder of an inpatient acute stay serviced at the patient’s home in exchange for a contracted per diem rate. The performance obligation is the coordination and provision of required medical services, as determined by the treating physician, for each day the patient receives inpatient-equivalent care at home. As such, net service revenue is recognized as services are administered and as our performance obligations are satisfied on a per diem basis, reduced by estimates for revenue adjustments.

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
Restricted cash includes cash that is not available for ordinary business use. As of September 30, 2023 and December 31, 2022, we had $15.9 million and $13.6 million, respectively, classified as restricted cash related to funds placed into escrow accounts in connection with the indemnity, closing payment and other provisions within the purchase agreements of our acquisitions and divestitures. See Note 4 - Mergers, Acquisitions and Dispositions for additional information regarding funds placed into escrow.
The following table summarizes the balances related to our cash, cash equivalents and restricted cash (amounts in millions):

	As of September 30, 2023	As of December 31, 2022
Cash and cash equivalents	$78.1	$40.5
Restricted cash	15.9	13.6
Cash, cash equivalents and restricted cash	$94.0	$54.1
Patient Accounts Receivable
We report accounts receivable from services rendered at their estimated transaction price, which includes contractual and non-contractual revenue adjustments based on the amounts expected to be due from payors. Our patient accounts receivable are uncollateralized and consist of amounts due from Medicare, Medicaid, other third-party payors and patients. Our non-Medicare third-party payor base is comprised of a diverse group of payors that are geographically dispersed across the country. As of September 30, 2023, there is only one single payor, other than Medicare, that accounts for more than 10% of our total outstanding patient receivables (approximately 14%). Thus, we believe there are no other significant concentrations of receivables that would subject us to any significant credit risk in the collection of our patient accounts receivable. We write off accounts on a monthly basis once we have exhausted our collection efforts and deem an account to be uncollectible. We believe the collectability risk associated with our Medicare accounts, which represented 65% and 67% of our patient accounts receivable at September 30, 2023 and December 31, 2022, respectively, is limited due to our historical collection rate of over 99% from Medicare and the fact that Medicare is a U.S. government payor.
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
Fair Value of Financial Instruments
The following details our financial instruments where the carrying value and the fair value differ (amounts in millions):

		Fair Value at Reporting Date Using
Financial Instrument	Carrying Value as of September 30, 2023	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term obligations	$377.5	$—	$373.3	$—

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

	For the Three- Month Periods Ended September 30,		For the Nine- Month Periods Ended September 30,
	2023	2022	2023	2022
Weighted average number of shares outstanding - basic	32,624	32,482	32,587	32,519
Effect of dilutive securities:
Stock options	10	38	—	50
Non-vested stock and stock units	197	96	—	111
Weighted average number of shares outstanding - diluted	32,831	32,616	32,587	32,680
Anti-dilutive securities	248	202	652	276
3. INVESTMENTS
We consolidate investments when the entity is a variable interest entity ("VIE") and we are the primary beneficiary or if we have controlling interests in the entity, which is generally ownership in excess of 50%. Third-party equity interests in our consolidated joint ventures are reflected as noncontrolling interests in our condensed consolidated financial statements.
We account for investments in entities in which we have the ability to exercise significant influence under the equity method if we hold 50% or less of the voting stock and the entity is not a VIE in which we are the primary beneficiary. The book value of investments that we account for under the equity method of accounting was $45.5 million and $40.5 million as of September 30, 2023 and December 31, 2022, respectively, and is reflected in other assets within our condensed consolidated balance sheets.
We account for investments in entities in which we have less than 20% ownership interest under the cost method of accounting if we do not have the ability to exercise significant influence over the investee. During the three-month period ended March 31, 2022, we made a $15.0 million investment in a home health benefit manager, which is accounted for under the cost method. The book value of investments that we account for under the cost method of accounting was $20.0 million as of September 30, 2023 and December 31, 2022 and is reflected in other assets within our condensed consolidated balance sheets.
Our high acuity care segment includes interests in several joint ventures with health system partners and a professional corporation that employs clinicians. Each of these entities meets the criteria to be classified as a VIE. As of September 30, 2023, we are consolidating all but one of our admitting joint ventures with health system partners as well as the professional corporation as we have concluded that we are the primary beneficiary of these VIEs. We have management agreements in place with each of these entities whereby we manage the entities and run the day-to-day operations. As such, we possess the power to direct the activities that most significantly impact the economic performance of the VIEs. The significant activities include, but are not limited to, negotiating provider and payor contracts, establishing patient care policies and protocols, making employment and compensation decisions, developing the operating and capital budgets, performing marketing activities and providing accounting support. We also have the obligation to absorb any expected losses and the right to receive benefits. Additionally, from time to time, we may be required to provide joint venture funding. Our high acuity care segment also includes one admitting joint venture with a health system partner that is accounted for under the equity method of accounting.
During the three-month period ended September 30, 2022, we recorded a $3.0 million impairment charge in connection with the wind down of operations of one of our high acuity care joint ventures.
The terms of the agreements with each VIE prohibit us from using the assets of the VIE to satisfy the obligations of other entities. The carrying amount of the VIEs’ assets and liabilities included in our condensed consolidated balance sheets are as follows (amounts in millions):

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	As of September 30, 2023	As of December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$8.6	$15.6
Patient accounts receivable	7.0	6.1
Other current assets	0.1	0.6
Total current assets	15.7	22.3
Property and equipment	0.1	0.1
Operating lease right of use assets	0.1	0.1
Goodwill	8.5	8.5
Intangible assets	0.4	0.4
Other assets	0.1	0.2
Total assets	$24.9	$31.6
LIABILITIES
Current liabilities:
Accounts payable	$0.4	$0.1
Payroll and employee benefits	0.8	0.5
Accrued expenses	6.9	5.8
Operating lease liabilities	—	0.1
Current portion of long-term obligations	—	0.2
Total liabilities	$8.1	$6.7

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
The Merger is subject to a number of conditions to closing as specified in the Merger Agreement. These closing conditions include, among others, (i) approval by Amedisys stockholders at the Amedisys Stockholders Meeting (as defined in the Merger Agreement) of the proposal to adopt the Merger Agreement, which approval was obtained on September 8, 2023; (ii) the expiration or termination of the applicable waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iii) the receipt of the required state regulatory approvals; (iv) the absence of any law or order that has the effect of enjoining or otherwise prohibiting the completion of the Merger; and (v) the expiration or early termination of the waiting period (and any extension thereof) applicable to the consummation of the transactions contemplated by the Merger Agreement under all applicable antitrust laws without the imposition by any governmental entity of any term, condition, obligation, requirement, limitation, prohibition, remedy, sanction or other action that has resulted in or would reasonably be expected to result in a Burdensome Condition (as defined in the Merger Agreement).

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As previously disclosed in Amedisys’ Current Report on Form 8-K filed with the SEC on May 3, 2023 and its Quarterly Report on Form 10-Q filed with the SEC on May 4, 2023, Amedisys entered into an Agreement and Plan of Merger on May 3, 2023 (the “OPCH Merger Agreement”) with Option Care Health, Inc., a Delaware corporation (“OPCH”), and Uintah Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of OPCH (“OPCH Merger Sub”). On June 26, 2023, Amedisys, OPCH and OPCH Merger Sub entered into the Termination Agreement (the “Termination Agreement”), pursuant to which the parties thereto agreed to terminate the OPCH Merger Agreement and grant mutual releases by the parties of all claims against the other parties based upon, arising from, in connection with or relating to the OPCH Merger Agreement. Pursuant to the terms of the Termination Agreement, each of the termination of the OPCH Merger Agreement and the mutual releases provided for in the Termination Agreement would become effective upon receipt by OPCH of a $106,000,000 termination fee payable by, or on behalf of, Amedisys within 24 hours of the execution of the Termination Agreement (i.e., before the market open on June 27, 2023). On June 26, 2023, following the execution of the Termination Agreement, UnitedHealth Group, on behalf of Amedisys, delivered funds to OPCH in an amount equal to $106,000,000, representing the termination fee payable to OPCH under the OPCH Merger Agreement and the Termination Agreement, satisfying the condition precedent to the effectiveness of the termination of the OPCH Merger Agreement and the releases contained in the Termination Agreement. If the Merger Agreement is terminated under certain specified circumstances, Amedisys may be required to reimburse UnitedHealth Group for the $106,000,000 termination fee that UnitedHealth Group, on Amedisys’ behalf, paid to OPCH in addition to the $125,000,000 termination fee payable by Amedisys to UnitedHealth Group upon termination of the Merger Agreement. The $106,000,000 termination fee was recorded to other income (expense) within our condensed consolidated statement of operations with a corresponding liability to termination fee paid by UnitedHealth Group within our condensed consolidated balance sheet during the three-month period ended June 30, 2023.
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
Of the total $16.7 million placed into escrow, $1.0 million was set aside for the closing payment adjustment. The closing payment calculated on the acquisition date included estimates for cash, working capital and various other items. Under the purchase agreement, the purchase price was subject to an adjustment for any differences between estimated amounts included in the closing payment and actual amounts at close. The closing payment adjustment, which was finalized during the three-month period ended September 30, 2022, reduced the purchase price by $1.3 million from $67.8 million to $66.5 million. The remaining $15.7 million placed into escrow relates to certain outstanding matters existing as of the acquisition date as well as potential losses the Company may incur for which the seller has an obligation to indemnify the Company. This amount will either be paid to third parties as outstanding matters are resolved or to the seller at certain intervals in the future. As of September 30, 2023, $9.6 million of the total $16.7 million has been released from escrow; $7.1 million plus interest remains in escrow and is reflected as restricted cash within our condensed consolidated balance sheet. Corresponding liabilities related to these contingent consideration arrangements are reflected in accrued expenses within our condensed consolidated balance sheet as of September 30, 2023.
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

On April 1, 2022, we acquired two home health locations from AssistedCare Home Health, Inc. and RH Homecare Services, LLC, doing business as AssistedCare Home Health and AssistedCare of the Carolinas ("AssistedCare"), respectively, for a purchase price of $24.7 million. A portion of the purchase price ($22.2 million) was paid to the seller with cash on hand and proceeds from borrowings under our Revolving Credit Facility. The remainder ($2.5 million) was placed into an escrow account in accordance with the indemnity provisions within the purchase agreement and is reflected in restricted cash within our condensed consolidated balance sheet. A corresponding liability related to this contingent consideration arrangement is reflected in accrued expenses within our condensed consolidated balance sheet as of September 30, 2023. The $2.5 million will either be paid to third parties or to the seller at certain intervals in the future. As of September 30, 2023, the entire $2.5 million plus interest remains in escrow.
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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Dispositions
On February 10, 2023, we signed a definitive agreement to sell our personal care business (excluding the Florida operations, which were closed during the three-month period ended March 31, 2023). The divestiture closed on March 31, 2023. We received net proceeds of $47.8 million and recognized a $2.2 million loss during the three-month period ended March 31, 2023, which is reflected in miscellaneous, net within our condensed consolidated statement of operations. The net proceeds of $47.8 million is inclusive of $6.0 million that was placed into an escrow account in accordance with the closing payment and indemnity provisions within the purchase agreement; this amount is recorded as restricted cash within our condensed consolidated balance sheet as of September 30, 2023.
Of the total $6.0 million placed into escrow, $1.0 million was set aside for the closing payment adjustment. The closing payment calculated on the acquisition date included estimates for cash, working capital and various other items. Under the purchase agreement, the purchase price was subject to an adjustment for any differences between estimated amounts included in the closing payment and actual amounts at close. The closing payment adjustment was finalized during the three-month period ended September 30, 2023 with $0.1 million being paid to Amedisys by the buyer. The $1.0 million in escrow related to the closing payment adjustment was released to Amedisys during the fourth quarter. The remaining $5.0 million placed into escrow relates to potential losses for which the Company may have to indemnify the buyer. As of September 30, 2023, the entire $6.0 million plus interest remained in escrow.
The disposition of our personal care business did not qualify as a discontinued operation because it did not represent a strategic shift that has or will have a major effect on the Company's operations or financial results.
We derecognized goodwill of $43.1 million in connection with the divestiture. The carrying amounts of the assets and liabilities associated with our personal care reporting unit included in our condensed consolidated balance sheet as of December 31, 2022 were as follows (amounts in millions):

As of December 31, 2022
ASSETS
Current assets:
Patient accounts receivable	$9.6
Prepaid expenses	0.1
Total current assets	9.7
Property and equipment	0.1
Operating lease right of use assets	2.5
Goodwill	43.1
Total assets	$55.4
LIABILITIES
Current liabilities:
Accounts payable	$0.4
Payroll and employee benefits	0.6
Accrued expenses	1.8
Current portion of operating lease liabilities	0.6
Total current liabilities	3.4
Operating lease liabilities, less current portion	1.9
Total liabilities	$5.3

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5. LONG-TERM OBLIGATIONS
Long-term debt consists of the following for the periods indicated (amounts in millions):

	September 30, 2023	December 31, 2022
$450.0 million Term Loan; interest rate at Base Rate plus Applicable Rate or Term SOFR plus Applicable Rate (7.2% at September 30, 2023); due July 30, 2026	$377.5	$435.9
$550.0 million Revolving Credit Facility; interest only payments; interest rate at Base Rate plus Applicable Rate or Term SOFR plus Applicable Rate; due July 30, 2026	—	—
Promissory notes	—	0.2
Finance leases	27.5	2.3
Principal amount of long-term obligations	405.0	438.4
Deferred debt issuance costs	(2.8)	(3.5)
	402.2	434.9
Current portion of long-term obligations	(35.3)	(15.5)
Long-term obligations, less current portion	$366.9	$419.4
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
Third Amendment to the Credit Agreement
On March 10, 2023, we entered into the Third Amendment to our Credit Agreement (as amended by the Third Amendment, the "Third Amended Credit Agreement"). The Third Amended Credit Agreement (i) formally replaced the use of the London Interbank Offered Rate ("LIBOR") with the Secured Overnight Financing Rate ("SOFR") for interest rate pricing and (ii) allowed for the disposition of our personal care business.
The loans issued under the Amended Credit Facility bear interest on a per annum basis, at our election, at either: (i) the Base Rate plus the Applicable Rate or (ii) the Term SOFR plus the Applicable Rate. The “Base Rate” means a fluctuating rate per annum equal to the highest of (a) the federal funds rate plus 0.50% per annum, (b) the prime rate of interest established by the Administrative Agent, and (c) the Term SOFR plus 1% per annum. The “Term SOFR” means the quoted rate per annum equal to the SOFR for an interest period of one or three months (as selected by us) plus the SOFR adjustment of 0.10%. The “Applicable Rate” is based on the consolidated leverage ratio and is presented in the table below. As of September 30, 2023, the Applicable Rate is 0.75% per annum for Base Rate loans and 1.75% per annum for Term SOFR loans. We are also subject to a commitment fee and letter of credit fee under the terms of the Third Amended Credit Agreement, as presented in the table below.

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

As of September 30, 2023, we had no outstanding borrowings under our $550.0 million Revolving Credit Facility. Our weighted average interest rate for borrowings under our $550.0 million Revolving Credit Facility was 4.2% and 3.2% for the three and nine-month periods ended September 30, 2022, respectively. Our weighted average interest rate for borrowings under our Amended Term Loan Facility was 7.1% and 6.6% for the three and nine-month periods ended September 30, 2023, respectively, and 3.8% and 2.6% for the three and nine-month periods ended September 30, 2022, respectively.
As of September 30, 2023, our consolidated leverage ratio was 2.5, our consolidated interest coverage ratio was 5.5 and we are in compliance with our covenants under the Third Amended Credit Agreement.
As of September 30, 2023, our availability under our $550.0 million Revolving Credit Facility was $517.4 million as we have no outstanding borrowings and $32.6 million outstanding in letters of credit.
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
Finance Leases
Our outstanding finance leases totaling $27.5 million relate to leased equipment and fleet vehicles and bear interest rates ranging from 2.2% to 8.0%.
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
In July 2010, our subsidiary that provides hospice services in Florence, South Carolina received from a ZPIC a request for records regarding a sample of 30 beneficiaries who received services from the subsidiary during the period of January 1, 2008 through March 31, 2010 (the “Review Period”) to determine whether the underlying services met pertinent Medicare payment requirements. We acquired the hospice operations subject to this review on August 1, 2009; the Review Period covered time periods both before and after our ownership of these hospice operations. Based on the ZPIC’s findings for 16 beneficiaries, which were extrapolated to all claims for hospice services provided by the Florence subsidiary billed during the Review Period, on June 6, 2011, the Medicare Administrative Contractor (“MAC”) for the subsidiary issued a notice of overpayment seeking recovery from our subsidiary of an alleged overpayment. We disputed these findings, and our Florence subsidiary filed appeals through the Original Medicare Standard Appeals Process, in which we sought to have those findings overturned. An administrative law judge ("ALJ") hearing was held in early January 2015. On January 18, 2016, we received a letter dated January 6, 2016 referencing the ALJ hearing decision for the overpayment issued on June 6, 2011. The decision was partially favorable with a new overpayment amount of $3.7 million with a balance owed of $5.6 million, including interest, based on 9 disputed claims (originally 16). We filed an appeal to the Medicare Appeals Council on the remaining 9 disputed claims and also argued that the statistical method used to select the sample was not valid. No assurances can be given as to the timing or outcome of the Medicare Appeals Council decision. As of September 30, 2023, Medicare has withheld payments of $5.7 million (including additional interest) as part of their standard procedures once this level of the appeal process has been reached. In the event we are not able to recoup this alleged overpayment, we are entitled to be indemnified by the prior owners of the hospice operations for amounts relating to the period prior to August 1, 2009. On January 10, 2019, an arbitration panel from the American Health Lawyers Association determined that the prior owners' liability for their indemnification obligation

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
was $2.8 million. This amount is recorded as an indemnity receivable within other assets in our condensed consolidated balance sheets.
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
As a result of partially successful Level I and Level II Administrative Appeals, the alleged overpayment for the Lakeland Care Centers was reduced to $26.0 million, and the alleged overpayment for the Clearwater Care Center was reduced to $3.3 million. The Company filed Level III Administrative Appeals, and the ALJ hearings regarding the Lakeland Request for Repayment and the Clearwater Request for Repayment were held in April 2022. The Company received the results of the ALJ hearings in June 2022. The ALJ decisions for both the Clearwater Care Center and the Lakeland Care Centers were partially favorable for the claims that were reviewed, but the extrapolations were upheld. As a result, we increased our total accrual related to these matters from $17.4 million to $25.2 million, excluding interest. The repayment for the Lakeland Care Centers totaling $34.3 million ($22.8 million extrapolated repayment plus $11.5 million accrued interest) was made during the three-month period ended September 30, 2022. The repayment for the Clearwater Care Center totaling $3.7 million ($2.4 million extrapolated repayment plus $1.2 million accrued interest) was made during the three-month period ended December 31, 2022. Additionally, during the three-month period ended September 30, 2022, we wrote off $1.5 million of receivables that were impacted by these matters. We expect to be indemnified by the prior owners, upon exhaustion of the parties' appeal rights, for approximately $10.9 million and have recorded this amount within other assets in our condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022.
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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the Three-Month Period Ended September 30, 2023
	Home Health	Hospice	Personal Care	High Acuity Care	Other	Total
Net service revenue	$351.6	$200.2	$—	$4.4	$—	$556.2
Cost of service, inclusive of depreciation	201.6	104.2	—	5.8	—	311.6
General and administrative expenses	91.4	48.4	—	5.3	52.9	198.0
Depreciation and amortization	1.8	0.8	—	0.7	1.1	4.4
Operating expenses	294.8	153.4	—	11.8	54.0	514.0
Operating income (loss)	$56.8	$46.8	$—	$(7.4)	$(54.0)	$42.2

	For the Three-Month Period Ended September 30, 2022
	Home Health	Hospice	Personal Care	High Acuity Care	Other	Total
Net service revenue	$339.2	$198.7	$16.6	$3.5	$—	$558.0
Cost of service	196.7	109.4	12.2	3.9	—	322.2
General and administrative expenses	89.1	49.1	2.4	5.2	42.6	188.4
Depreciation and amortization	0.9	0.5	—	0.8	3.3	5.5
Investment impairment	—	—	—	3.0	—	3.0
Operating expenses	286.7	159.0	14.6	12.9	45.9	519.1
Operating income (loss)	$52.5	$39.7	$2.0	$(9.4)	$(45.9)	$38.9

	For the Nine-Month Period Ended September 30, 2023
	Home Health	Hospice	Personal Care	High Acuity Care	Other	Total
Net service revenue	$1,044.7	$592.8	$15.0	$13.1	$—	$1,665.6
Cost of service, inclusive of depreciation	593.1	304.4	11.1	15.5	—	924.1
General and administrative expenses	270.5	144.1	2.3	15.0	173.6	605.5
Depreciation and amortization	4.3	2.2	—	2.3	4.8	13.6
Operating expenses	867.9	450.7	13.4	32.8	178.4	1,543.2
Operating income (loss)	$176.8	$142.1	$1.6	$(19.7)	$(178.4)	$122.4

	For the Nine-Month Period Ended September 30, 2022
	Home Health	Hospice	Personal Care	High Acuity Care	Other	Total
Net service revenue	$1,016.8	$590.2	$45.5	$8.6	$—	$1,661.1
Cost of service	576.6	323.2	34.5	9.0	—	943.3
General and administrative expenses	261.1	152.1	6.8	14.6	126.0	560.6
Depreciation and amortization	3.3	1.7	0.1	2.4	12.2	19.7
Investment impairment	—	—	—	3.0	—	3.0
Operating expenses	841.0	477.0	41.4	29.0	138.2	1,526.6
Operating income (loss)	$175.8	$113.2	$4.1	$(20.4)	$(138.2)	$134.5

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
Under the terms of the 2023 Share Repurchase Program, we are allowed to repurchase shares from time to time through open market purchases, unsolicited or solicited privately negotiated transactions, an accelerated stock repurchase program, and/or a trading plan in compliance with Exchange Act Rule 10b5-1. The timing and the amount of the repurchases will be determined by management based on a number of factors, including but not limited to share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions and other factors. Effective January 1, 2023, repurchases are subject to a 1% excise tax under the Inflation Reduction Act. We have not repurchased any shares under the 2023 Share Repurchase Program as of September 30, 2023, and the Merger Agreement limits our ability to repurchase shares of our common stock prior to the completion of the Merger, subject to certain exceptions.
9. RELATED PARTY TRANSACTIONS
We have an investment in Medalogix, a healthcare predictive data and analytics company, which is accounted for under the equity method. We incurred costs of approximately $3.0 million and $8.3 million during the three and nine-month periods ended September 30, 2023, respectively, and $2.4 million and $7.1 million during the three and nine-month periods ended September 30, 2022, respectively, in connection with our usage of Medalogix's analytics platforms.
We have an investment in a home health benefit manager, which is accounted for under the cost method. We incurred costs of approximately $0.3 million and $0.4 million during the three and nine-month periods ended September 30, 2023, respectively, in connection with our usage of the home health benefit manager's services.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition for the three and nine-month periods ended September 30, 2023. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included herein, and the consolidated financial statements and notes and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 16, 2023 (the “Form 10-K”). Historical results that appear in the condensed consolidated financial statements should not be interpreted as being indicative of future operations.
Unless otherwise provided, “Amedisys,” “we,” “our,” and “the Company” refer to Amedisys, Inc. and our consolidated subsidiaries.
Overview
We are a provider of high-quality in-home healthcare and related services to the chronic, co-morbid, aging American population with approximately 73% of our consolidated net service revenue derived from Medicare for the three and nine-month periods ended September 30, 2023 and approximately 74% of our consolidated net service revenue derived from Medicare for the three and nine-month periods ended September 30, 2022.
Our operations involve servicing patients through our three reportable business segments: home health, hospice and high acuity care. Our home health segment delivers a wide range of services in the homes of individuals who may be recovering from an illness, injury or surgery. Our hospice segment provides care that is designed to provide comfort and support for those who are facing a terminal illness. Our high acuity care segment delivers the essential elements of inpatient hospital, palliative and skilled nursing facility ("SNF") care to patients in their homes. As of September 30, 2023, we owned and operated 346 Medicare-certified home health care centers, 165 Medicare-certified hospice care centers and 10 admitting high acuity care joint ventures in 37 states within the United States and the District of Columbia. We divested our personal care business on March 31, 2023. Prior to that date, we reported the personal care business as a fourth operating segment.
Care Centers Summary (Includes Unconsolidated Joint Ventures)

	Home Health	Hospice	Personal Care	High Acuity Care (1)
As of December 31, 2022	347	164	13	8
Acquisitions/Startups/De Novos	2	1	—	2
Divestitures/Closures/Consolidations	(3)	—	(13)	—
As of September 30, 2023	346	165	—	10
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
The Merger is subject to a number of conditions to closing as specified in the Merger Agreement. These closing conditions include, among others, (i) approval by Amedisys stockholders at the Amedisys Stockholders Meeting (as defined in the Merger Agreement) of the proposal to adopt the Merger Agreement, which approval was obtained on September 8, 2023; (ii) the expiration or termination of the applicable waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iii) the receipt of the required state regulatory approvals; (iv) the absence of any law or order that has the effect of enjoining or otherwise prohibiting the completion of the Merger; and (v) the expiration or early termination of the waiting period (and any extension thereof) applicable to the consummation of the transactions contemplated by the Merger Agreement under all applicable antitrust laws without the imposition by any governmental entity of any term, condition, obligation, requirement, limitation, prohibition, remedy, sanction or other action that has resulted in or would reasonably be expected to result in a Burdensome Condition (as defined in the Merger Agreement). Due to these conditions and other contingencies, there can be no assurance that the Merger will be successfully completed. During the periods prior to and including the date of the closing of the Merger, we expect to incur significant additional merger-related expenses. See Part II, Item 1A. “Risk Factors.”
Termination of Option Care Heath, Inc. ("OPCH") Merger Agreement
As previously disclosed in Amedisys’ Current Report on Form 8-K filed with the SEC on May 3, 2023 and its Quarterly Report on Form 10-Q filed with the SEC on May 4, 2023, Amedisys entered into an Agreement and Plan of Merger on May 3, 2023 (the “OPCH Merger Agreement”) with OPCH, a Delaware corporation, and Uintah Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of OPCH (“OPCH Merger Sub”). On June 26, 2023, Amedisys, OPCH and OPCH Merger Sub entered into the Termination Agreement (the “Termination Agreement”), pursuant to which the parties thereto agreed to terminate the OPCH Merger Agreement and grant mutual releases by the parties of all claims against the other parties based upon, arising from, in connection with or relating to the OPCH Merger Agreement. Pursuant to the terms of the Termination Agreement, each of the termination of the OPCH Merger Agreement and the mutual releases provided for in the Termination Agreement would become effective upon receipt by OPCH of a $106,000,000 termination fee payable by, or on behalf of, Amedisys within 24 hours of the execution of the Termination Agreement (i.e., before the market open on June 27, 2023). On June 26, 2023, following the execution of the Termination Agreement, UnitedHealth Group, on behalf of Amedisys, delivered funds to OPCH in an amount equal to $106,000,000, representing the termination fee payable to OPCH under the OPCH Merger Agreement and the Termination Agreement, satisfying the condition precedent to the effectiveness of the termination of the OPCH Merger Agreement and the releases contained in the Termination Agreement. If the Merger Agreement is terminated under certain specified circumstances, Amedisys may be required to reimburse UnitedHealth Group for the $106,000,000 termination fee that UnitedHealth Group, on Amedisys’ behalf, paid to OPCH in addition to the $125,000,000 termination fee payable by Amedisys to UnitedHealth Group upon termination of the Merger Agreement. The $106,000,000 termination fee was recorded to other income (expense) within our condensed consolidated statement of operations with a corresponding liability to termination fee paid by UnitedHealth Group within our condensed consolidated balance sheet during the three-month period ended June 30, 2023.
Executive Leadership
On March 13, 2023, our Board of Directors named Richard Ashworth as the Company’s President and Chief Executive Officer and elected Mr. Ashworth as a director, all effective April 10, 2023. Mr. Ashworth will not serve on any committees of the Board of Directors. Paul B. Kusserow ceased serving as Chief Executive Officer effective April 10, 2023 but continues to serve as Chairman of the Board.
Personal Care Divestiture
On February 10, 2023, we signed a definitive agreement to sell our personal care business (excluding the Florida operations, which were closed during the three-month period ended March 31, 2023). The divestiture closed on March 31, 2023. We received net proceeds of $47.8 million and recognized a loss of $2.2 million in connection with the divestiture during the three-month period ended March 31, 2023.
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
On July 28, 2023, CMS issued the final rule to update hospice payment rates and the wage index for fiscal year 2024, effective for services provided beginning October 1, 2023. CMS estimates hospices serving Medicare beneficiaries will see a 3.1% increase in payments. This increase is the result of a 3.3% market basket adjustment as required under PPACA less a 0.2% productivity adjustment. Additionally, CMS increased the aggregate cap amount by 3.1% to $33,494. Based on our analysis of the final rule, we expect our impact to be in line with the 3.1% increase.

Home Health
On October 31, 2022, CMS issued the Calendar Year ("CY") 2023 Final Rule for Medicare home health providers. CMS estimated that the final rule would result in a 0.7% increase in payments to home health providers. This increase is the result of a 4.0% payment update (4.1% market basket adjustment less a 0.1% productivity adjustment) and an increase of 0.2% for the update to the fixed-dollar loss ratio used in determining outlier payments offset by a permanent adjustment of -3.5% based on the difference between assumed and actual behavioral changes resulting from the implementation of PDGM. The -3.5% adjustment was derived from a -3.925% permanent adjustment which was only applied to the 30-day payment rate and not the low utilization payment adjustment. The -3.925% adjustment was only half of the total proposed adjustment of -7.85%. The remaining -3.925% adjustment was to be considered in future rulemaking. The final rule also finalized a permanent 5% cap on negative wage index changes for home health agencies. Based on our analysis of the final rule, we expect our impact to be flat, which is less than the estimated 0.7% rate increase.
On June 30, 2023, CMS issued the CY 2024 Proposed Rule for Medicare home health providers. CMS estimates that the proposed rule will result in a 2.2% decrease in payments to home health providers. This decrease is the result of a 2.7% payment update (3.0% market basket adjustment less a 0.3% productivity adjustment) and an increase of 0.2% for the update to the fixed-dollar loss ratio used in determining outlier payments offset by a permanent adjustment of -5.1% (which includes the remaining -3.925% permanent adjustment not applied to the calendar year 2023 payment rate). We expect CMS to release the Final Rule during the fourth quarter.
In addition to the permanent adjustments, CMS also has discretion to make temporary adjustments through calendar year 2026; however, CMS has elected not to implement a temporary adjustment for calendar year 2024.
On July 5, 2023, the National Association for Home Care and Hospice ("NAHC"), the leading national home health trade association, filed suit against CMS in the United States District Court for the District of Columbia over the implementation of the payment cuts CMS made in the CY 2023 Final Rule; that litigation remains pending.
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

Results of Operations
Three-Month Period Ended September 30, 2023 Compared to the Three-Month Period Ended September 30, 2022
Consolidated
The following table summarizes our consolidated results of operations (amounts in millions):

	For the Three-Month Periods Ended September 30,
	2023	2022
Net service revenue	$556.2	$558.0
Cost of service, inclusive of depreciation	311.6	322.2
Gross margin	244.6	235.8
% of revenue	44.0%	42.3%
General and administrative expenses	198.0	188.4
% of revenue	35.6%	33.8%
Depreciation and amortization	4.4	5.5
Investment impairment	—	3.0
Operating income	42.2	38.9
Total other expense	(4.3)	(4.1)
Income tax expense	(12.3)	(9.4)
Effective income tax rate	32.5%	27.0%
Net income	25.6	25.4
Net loss attributable to noncontrolling interests	0.3	0.2
Net income attributable to Amedisys, Inc.	$26.0	$25.6

On a consolidated basis, our operating income increased $3 million on a $2 million decrease in net service revenue. Our year-over-year results were impacted by merger-related expenses totaling $5 million, higher incentive compensation costs totaling $11 million with $7 million due to a reversal of accruals in the prior year based on performance, the divestiture of our personal care line of business (which contributed $17 million in revenue and operating income of $2 million in the prior year), a $3 million impairment charge recorded in the prior year in connection with the wind down of operations of one of our high acuity care joint ventures and a $1 million reduction in net service revenue in the prior year related to our Infinity Home Care, L.L.C. Zone Program Integrity Contractor ("Infinity ZPIC") audits (see Note 6 - Commitments and Contingencies to our condensed consolidated financial statements for additional information regarding the Infinity ZPIC).
Excluding these items, our operating income increased $17 million on a $14 million increase in net service revenue due to the hospice rate increase, home health volume growth and non-Medicare rate increases, savings associated with clinical optimization and reorganization initiatives, improvements in clinician utilization, a decrease in our general and administrative expenses and lower depreciation and amortization partially offset by lower hospice average daily census, a shift in our home health payor mix, planned wage increases and wage inflation.
Our operating results reflect a $10 million increase in our general and administrative expenses compared to the prior year. Excluding our merger-related expenses ($5 million), higher incentive compensation costs as described above ($11 million) and the divestiture of our personal care line of business ($2 million in the prior year), our general and administrative expenses decreased $4 million year over year primarily due to lower staffing levels, savings associated with clinical optimization and reorganization initiatives, lower travel and training spend and lower acquisition and integration costs. These items were partially offset by planned wage increases, higher information technology fees and a change in the presentation of gains on the sale of fleet vehicles which are reflected in other income (expense) within our condensed consolidated statement of operations as of January 1, 2023 due to the modification of our fleet leases.

Total other expense includes the following items (amounts in millions):

	For the Three-Month Periods Ended September 30,
	2023	2022
Interest income	$1.3	$0.1
Interest expense	(8.0)	(5.0)
Equity in earnings from equity method investments	1.2	0.3
Miscellaneous, net	1.2	0.5
Total other expense	$(4.3)	$(4.1)

Home Health Segment
The following table summarizes our home health segment results of operations:

	For the Three-Month Periods Ended September 30,
	2023	2022
Financial Information (in millions) (6):
Medicare	$217.9	$225.6
Non-Medicare	133.7	113.6
Net service revenue	351.6	339.2
Cost of service, inclusive of depreciation	201.6	196.7
Gross margin	150.0	142.5
General and administrative expenses	91.4	89.1
Depreciation and amortization	1.8	0.9
Operating income	$56.8	$52.5
Same Store Growth(1):
Medicare revenue	(2%)	(6%)
Non-Medicare revenue	17%	(1%)
Total admissions	4%	5%
Total volume(2)	3%	1%
Key Statistical Data - Total(3)(6):
Admissions	98,527	95,566
Recertifications	45,693	45,098
Total volume	144,220	140,664

Medicare completed episodes	72,714	76,334
Average Medicare revenue per completed episode(4)	$3,015	$2,992
Medicare visits per completed episode(5)	12.4	12.7

Visiting clinician cost per visit	$105.06	$101.33
Clinical manager cost per visit	11.98	11.44
Total cost per visit	$117.04	$112.77
Visits	1,723,289	1,744,385
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
(3)Total includes acquisitions, startups and de novos.

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
Overall, our operating income increased $4 million on a $12 million increase in net service revenue. Our year over year results were impacted by higher incentive compensation costs totaling $3 million with $2 million due to a reversal of accruals in the prior year based on performance and a $1 million reduction in prior year net service revenue related to our Infinity ZPIC audits discussed above.
Excluding these items, our operating income increased $6 million on an $11 million increase in net service revenue as same store total volume growth, an improvement in our non-Medicare revenue per visit and improvement in our operating performance driven by improvements in clinician utilization were partially offset by a shift in our payor mix, planned wage increases and wage inflation.
Net Service Revenue
Our net service revenue increased $12 million. Excluding the prior year reduction in net service revenue related to the Infinity ZPIC discussed above, our net service revenue increased $11 million as a result of same store total volume growth of 3% and an increase in our non-Medicare revenue per visit resulting from rate increases partially offset by a shift in our payor mix. Our volumes continue to be impacted by staffing shortages driven by the competitive labor market.
Cost of Service, Inclusive of Depreciation
Our cost of service consists of costs associated with direct clinician care in the homes of our patients as well as the cost of clinical managers who monitor the overall delivery of care. Overall, our total cost of service increased 3% as a 4% increase in our total cost per visit was offset by a 1% decrease in total visits driven by improvements in clinician utilization evidenced by a decline of 0.3 visits per Medicare completed episode year over year. The 4% increase in our total cost per visit is primarily due to planned wage increases, an increase in new hire pay, wage inflation and visit mix.
General and Administrative Expenses
Our general and administrative expenses increased $2 million. Excluding the $3 million increase in incentive compensation costs described above, our general and administrative expenses decreased $1 million year over year due to lower staffing levels and savings associated with clinical optimization and reorganization initiatives partially offset by planned wage increases and higher information technology fees.

Hospice Segment
The following table summarizes our hospice segment results of operations:

	For the Three-Month Periods Ended September 30,
	2023	2022
Financial Information (in millions):
Medicare	$188.9	$187.8
Non-Medicare	11.3	10.9
Net service revenue	200.2	198.7
Cost of service, inclusive of depreciation	104.2	109.4
Gross margin	96.0	89.3
General and administrative expenses	48.4	49.1
Depreciation and amortization	0.8	0.5
Operating income	$46.8	$39.7
Same Store Growth(1):
Medicare revenue	1%	—%
Hospice admissions	(6%)	(3%)
Average daily census	(2%)	1%
Key Statistical Data - Total(2):
Hospice admissions	11,968	12,782
Average daily census	12,943	13,314
Revenue per day, net	$168.11	$162.24
Cost of service per day	$87.48	$89.36
Average discharge length of stay	94	92
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
(2)Total includes acquisitions and de novos.
Operating Results
Overall, our operating income increased $7 million on a $2 million increase in net service revenue. Our year over year results were impacted by higher incentive compensation costs totaling $1 million due to a reversal of accruals in the prior year based on performance. Excluding this item, our operating income increased $8 million on a $2 million increase in net service revenue primarily due to the increase in reimbursement effective October 1, 2022, savings associated with clinical optimization and reorganization initiatives and a decrease in our general and administrative expenses. These items were partially offset by a decline in our hospice average daily census, planned wage increases and wage inflation.
Net Service Revenue
Our net service revenue increased $2 million as the increase in reimbursement effective October 1, 2022 was offset by a decline in our average daily census. The decline in our average daily census year over year is primarily due to a decline in our hospice admissions as well as care center closures.
Cost of Service, Inclusive of Depreciation
Our hospice cost of service decreased 5% primarily due to a 2% decrease in our cost of service per day and a 3% decline in our total average daily census. The decrease in our cost of service per day is due to savings associated with clinical optimization and reorganization initiatives, a new pharmacy contract effective during the three-month period ended June 30, 2023 and lower general inpatient and supplies costs. These items were partially offset by planned wage increases and wage inflation.

General and Administrative Expenses
Excluding the $1 million increase in our incentive compensation costs described above, our general and administrative expenses decreased $2 million primarily due to lower staffing levels and lower travel and training spend partially offset by planned wage increases.
Personal Care Segment
The following table summarizes our personal care segment results of operations:

	For the Three-Month Periods Ended September 30,
	2023	2022
Financial Information (in millions):
Medicare	$—	$—
Non-Medicare	—	16.6
Net service revenue	—	16.6
Cost of service, inclusive of depreciation	—	12.2
Gross margin	—	4.4
General and administrative expenses	—	2.4
Depreciation and amortization	—	—
Operating income	$—	$2.0
Key Statistical Data - Total:
Billable hours	—	474,365
Clients served	—	7,771
Shifts	—	202,638
Revenue per hour	$—	$34.98
Revenue per shift	$—	$81.89
Hours per shift	—	2.3
Operating Results
We completed the sale of our personal care business on March 31, 2023.

High Acuity Care Segment
The following table summarizes our high acuity care segment results of operations:

	For the Three-Month Periods Ended September 30,
	2023	2022
Financial Information (in millions) (1):
Medicare	$—	$—
Non-Medicare	4.4	3.5
Net service revenue	4.4	3.5
Cost of service, inclusive of depreciation	5.8	3.9
Gross margin	(1.4)	(0.4)
General and administrative expenses	5.3	5.2
Depreciation and amortization	0.7	0.8
Investment impairment	—	3.0
Operating loss	$(7.4)	$(9.4)
Key Statistical Data - Total:
Full risk admissions	150	130
Limited risk admissions	430	300
Total admissions	580	430

Full risk revenue per episode	$10,168	$11,615
Limited risk revenue per episode	$6,242	$5,580

Number of admitting joint venture markets	11	8
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
Our year over year results reflect growth in our home recovery care services which was offset by an increase in our cost of service. Our cost of service for the three-month period ended September 30, 2023 reflects investments in resources to support the first performance year of our new risk-based palliative care contract as well as future palliative care arrangements. Additionally, prior year results include an impairment charge recorded in connection with the wind down of the operations of one of our joint ventures.
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

Cost of Service, Inclusive of Depreciation
Our cost of service consists primarily of medical costs associated with direct clinician care provided to our patients during the applicable episode period, costs associated with our virtual care unit (“VCU”) which enables us to provide monitoring services and facilitates virtual patient rounding visits via telehealth and costs associated with resources to support our new risk-based palliative care at home contract as well as other palliative care arrangements. The increase in cost of service over prior year is primarily related to growth in our home recovery care services and investments in resources to support the first performance year of our new risk-based palliative care contract as well as future palliative care programs.
General and Administrative Expenses
Our general and administrative expenses, which primarily consist of salaries and benefits, were flat year over year. We have made significant investments to build the clinical, operational and technological infrastructure necessary to support the development and future growth of home recovery care and palliative care programs on a national scale.
Corporate
The following table summarizes our corporate results of operations:

	For the Three-Month Periods Ended September 30,
	2023	2022
Financial Information (in millions) (1):
General and administrative expenses	$52.9	$42.6
Depreciation and amortization	1.1	3.3
Total operating expenses	$54.0	$45.9
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
Corporate general and administrative expenses increased $10 million during the three-month period ended September 30, 2023, which is inclusive of merger-related expenses totaling $5 million and higher incentive compensation costs totaling $7 million with $4 million due to a reversal of accruals in the prior year based on performance. Excluding these costs, our corporate general and administrative expenses decreased $2 million primarily due to lower acquisition and integration costs and lower staffing levels. These items were partially offset by planned wage increases and a change in the presentation of gains on the sale of fleet vehicles which are reflected in other income (expense) within our condensed consolidated statement of operations as of January 1, 2023 due to the modification of our fleet leases.
Corporate depreciation and amortization decreased $2 million during the three-month period ended September 30, 2023 due to a reduction in amortization expense related to acquired names and non-compete agreements that were fully amortized as of December 31, 2022.

Nine-Month Period Ended September 30, 2023 Compared to the Nine-Month Period Ended September 30, 2022
Consolidated
The following table summarizes our consolidated results of operations (amounts in millions):

	For the Nine-Month Periods Ended September 30,
	2023	2022
Net service revenue	$1,665.6	$1,661.1
Cost of service, inclusive of depreciation	924.1	943.3
Gross margin	741.5	717.8
% of revenue	44.5%	43.2%
General and administrative expenses	605.5	560.6
% of revenue	36.4%	33.7%
Depreciation and amortization	13.6	19.7
Investment impairment	—	3.0
Operating income	122.4	134.5
Total other expense	(112.0)	(15.6)
Income tax expense	(40.4)	(32.8)
Effective income tax rate	387.3%	27.5%
Net (loss) income	(30.0)	86.2
Net loss attributable to noncontrolling interests	0.9	0.7
Net (loss) income attributable to Amedisys, Inc.	$(29.1)	86.9

On a consolidated basis, our operating income decreased $12 million on a $5 million increase in net service revenue. Our year-over-year results were impacted by merger-related expenses totaling $25 million, higher incentive compensation costs totaling $15 million resulting primarily from the reversal of accruals in the prior year based on performance and higher field incentive payouts in the current year, the return of sequestration (prior year included a benefit of $13 million associated with the suspension of sequestration), the acquisitions of Evolution and AssistedCare on April 1, 2022 (which combined contributed $10 million in incremental revenue and an operating loss of $1 million to the current year), the divestiture of our personal care line of business (which contributed an incremental $30 million in revenue and $2 million in operating income in the prior year), a $3 million impairment charge recorded in the prior year in connection with the wind down of operations of one of our high acuity care joint ventures and a $9 million reduction to net service revenue in the prior year related to our Infinity ZPIC audits (see Note 6 - Commitments and Contingencies to our condensed consolidated financial statements for additional information regarding the Infinity ZPIC).
Excluding these items, our operating income increased $32 million on a $29 million increase in net service revenue due to the hospice rate increase, home health volume growth and non-Medicare rate increases, savings associated with clinical optimization and reorganization initiatives, improvements in clinician utilization, lower COVID-related costs and lower depreciation and amortization partially offset by lower hospice average daily census, a shift in our home health payor mix, planned wage increases, wage inflation and an increase in our general and administrative expenses.
Our operating results reflect a $45 million increase in our general and administrative expenses compared to the prior year. Excluding our merger-related expenses ($25 million), the general and administrative impact of the higher incentive compensation costs described above ($14 million), incremental expenses related to our acquisitions in the current year ($3 million) and our personal care line of business in the prior year ($4 million), our general and administrative expenses increased $7 million (1%) primarily due to planned wage increases, higher insurance-related costs, recruiting fees and information technology fees, a favorable legal settlement recognized in the prior year and a change in the presentation of gains on the sale of fleet vehicles which are reflected in other income (expense) within our condensed consolidated statement of operations as of January 1, 2023 due to the modification of our fleet leases. These items were partially offset by lower acquisition and integration costs, lower staffing levels, savings associated with clinical optimization and reorganization initiatives and lower travel and training spend.

Total other expense includes the following items (amounts in millions):

	For the Nine-Month Periods Ended September 30,
	2023	2022
Interest income	$2.4	$0.1
Interest expense	(23.0)	(16.4)
Equity in earnings (loss) from equity method investments	9.4	(0.4)
Merger termination fee	(106.0)	—
Miscellaneous, net	5.3	1.1
Total other expense	$(112.0)	$(15.6)
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

Home Health Segment
The following table summarizes our home health segment results of operations:

	For the Nine-Month Periods Ended September 30,
	2023	2022
Financial Information (in millions) (6):
Medicare	$653.1	$671.7
Non-Medicare	391.6	345.1
Net service revenue	1,044.7	1,016.8
Cost of service, inclusive of depreciation	593.1	576.6
Gross margin	451.6	440.2
General and administrative expenses	270.5	261.1
Depreciation and amortization	4.3	3.3
Operating income	$176.8	$175.8
Same Store Growth(1):
Medicare revenue	(3%)	(5%)
Non-Medicare revenue	13%	—%
Total admissions	5%	2%
Total volume(2)	3%	—%
Key Statistical Data - Total(3)(6):
Admissions	297,943	281,393
Recertifications	134,826	133,775
Total volume	432,769	415,168

Medicare completed episodes	221,125	229,098
Average Medicare revenue per completed episode(4)	$2,998	$3,019
Medicare visits per completed episode(5)	12.4	13.0

Visiting clinician cost per visit	$101.55	$98.72
Clinical manager cost per visit	11.41	10.99
Total cost per visit	$112.96	$109.71
Visits	5,250,944	5,256,207
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
(3)Total includes acquisitions, startups and de novos.
(4)Average Medicare revenue per completed episode is the average Medicare revenue earned for each Medicare completed episode of care. Average Medicare revenue per completed episode reflects the suspension of sequestration at 2% and 1% for the for the three-month periods ended March 31, 2022 and June 30, 2022, respectively, and the reinstatement of sequestration at 2% effective July 1, 2022.
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
Overall, our operating income increased $1 million on a $28 million increase in net service revenue. Our year over year results were impacted by the April 1, 2022 acquisitions of Evolution and AssistedCare (which combined contributed $10 million in incremental net service revenue and an operating loss of $1 million to the current year), a prior year benefit of $7 million in connection with the suspension of sequestration, a $9 million reduction to net service revenue recorded in the prior year related to our Infinity ZPIC audits discussed above and higher incentive compensation costs totaling $5 million resulting primarily from the reversal of accruals in the prior year based on performance and higher field incentive payouts in the current year.
Excluding these items, our operating income increased $5 million on a $16 million increase in net service revenue. Our operating income was positively impacted by same store total volume growth, an increase in our non-Medicare revenue per visit and improvement in our operating performance driven by improvements in clinician utilization. These items were partially offset by a shift in our payor mix, planned wage increases, wage inflation and an increase in depreciation and amortization.
Net Service Revenue
Our net service revenue increased $28 million. Excluding our acquisitions, the sequestration benefit recognized in the prior year and the Infinity ZPIC discussed above, our net service revenue increased $16 million due to 3% same store total volume growth and an increase in our non-Medicare revenue per visit resulting from rate increases partially offset by a shift in our payor mix. Our volumes continue to be impacted by staffing shortages driven by the competitive labor market.
Cost of Service, Inclusive of Depreciation
Overall, our total cost of service increased 3% due to a 3% increase in our total cost per visit. The increase in our total cost per visit is primarily due to planned wage increases, an increase in new hire pay, wage inflation and visit mix partially offset by lower COVID-19 costs. Our visits year over year were relatively flat as increases in visits driven by growth in volumes were partially offset by improvements in clinician utilization evidenced by a decline of 0.6 visits per Medicare completed episode.
General and Administrative Expenses
Our general and administrative expenses increased $9 million. Excluding our acquisitions ($3 million) and the general and administrative impact of the higher incentive compensation costs described above ($4 million), our general and administrative expenses increased $2 million primarily due to planned wage increases, higher information technology fees and higher insurance-related costs partially offset by lower staffing levels, savings associated with clinical optimization and reorganization initiatives and lower travel and training spend.

Hospice Segment
The following table summarizes our hospice segment results of operations:

	For the Nine-Month Periods Ended September 30,
	2023	2022
Financial Information (in millions):
Medicare	$559.8	$557.8
Non-Medicare	33.0	32.4
Net service revenue	592.8	590.2
Cost of service, inclusive of depreciation	304.4	323.2
Gross margin	288.4	267.0
General and administrative expenses	144.1	152.1
Depreciation and amortization	2.2	1.7
Operating income	$142.1	$113.2
Same Store Growth(1):
Medicare revenue	—%	—%
Hospice admissions	(6%)	1%
Average daily census	(2%)	(1%)
Key Statistical Data - Total(2):
Hospice admissions	37,361	40,027
Average daily census	12,864	13,163
Revenue per day, net	$168.80	$164.24
Cost of service per day	$86.66	$89.94
Average discharge length of stay	91	90
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
(2)Total includes acquisitions and de novos.
Operating Results
Overall, our operating income increased $29 million on a $3 million increase in net service revenue. Our year over year results were impacted by a prior year benefit of $6 million related to the suspension of sequestration and higher incentive compensation costs totaling $1 million resulting primarily from the reversal of accruals in the prior year based on performance. Excluding these items, our operating income increased $36 million on a $9 million increase in net service revenue primarily due to the increase in reimbursement effective October 1, 2022, savings associated with clinical optimization and reorganization initiatives, lower staffing levels and a decrease in our general and administrative expenses. These items were partially offset by a decline in our hospice average daily census, planned wage increases and wage inflation.
Net Service Revenue
Our net service revenue increased $3 million. Excluding the sequestration benefit recognized in the prior year, our net service revenue increased $9 million as the increase in reimbursement effective October 1, 2022 was partially offset by a decline in our average daily census. The decline in our average daily census year over year is primarily due to a decline in our hospice admissions as well as care center closures.

Cost of Service, Inclusive of Depreciation
Our hospice cost of service decreased 6% primarily due to a 4% decrease in our cost of service per day and a 2% decline in our total average daily census. The 4% decrease in our cost of service per day is due to savings associated with clinical optimization and reorganization initiatives, lower utilization of contractors to supplement our staffing levels, lower COVID-19 costs and a new pharmacy contract effective during the three-month period ended June 30, 2023. These items were partially offset by planned wage increases and wage inflation.
General and Administrative Expenses
Our general and administrative expenses decreased $8 million. Excluding the impact of the higher incentive compensation costs described above, our general and administrative expenses decreased $9 million primarily due to reductions in staffing levels and lower travel and training spend partially offset by planned wage increases.
Personal Care Segment
The following table summarizes our personal care segment results of operations:

	For the Nine-Month Periods Ended September 30,
	2023	2022
Financial Information (in millions):
Medicare	$—	$—
Non-Medicare	15.0	45.5
Net service revenue	15.0	45.5
Cost of service, inclusive of depreciation	11.1	34.5
Gross margin	3.9	11.0
General and administrative expenses	2.3	6.8
Depreciation and amortization	—	0.1
Operating income	$1.6	$4.1
Key Statistical Data - Total:
Billable hours	440,464	1,397,919
Clients served	7,892	9,530
Shifts	191,379	598,376
Revenue per hour	$33.97	$32.53
Revenue per shift	$78.19	$76.00
Hours per shift	2.3	2.3
Operating Results
We completed the sale of our personal care business on March 31, 2023.

High Acuity Care Segment
The following table summarizes our high acuity care segment results of operations:

	For the Nine-Month Periods Ended September 30,
	2023	2022
Financial Information (in millions) (1):
Medicare	$—	$—
Non-Medicare	13.1	8.6
Net service revenue	13.1	8.6
Cost of service, inclusive of depreciation	15.5	9.0
Gross margin	(2.4)	(0.4)
General and administrative expenses	15.0	14.6
Depreciation and amortization	2.3	2.4
Investment impairment	—	3.0
Operating loss	$(19.7)	$(20.4)
Key Statistical Data - Total:
Full risk admissions	468	339
Limited risk admissions	1,263	768
Total admissions	1,731	1,107

Full risk revenue per episode	$10,783	$11,018
Limited risk revenue per episode	$5,881	$5,556
		8
Number of admitting joint venture markets	11	8
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
Our year over year results reflect growth in our home recovery care services which was offset by an increase in our cost of service. Our cost of service for the nine-month period ended September 30, 2023 reflects investments in resources to support the first performance year of our new risk-based palliative care contract as well as future palliative care arrangements. Additionally, prior year results include an impairment charge recorded in connection with the wind down of the operations of one of our joint ventures.
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

Cost of Service, Inclusive of Depreciation
Our cost of service consists primarily of medical costs associated with direct clinician care provided to our patients during the applicable episode period, costs associated with our virtual care unit (“VCU”), which enables us to provide monitoring services and facilitates virtual patient rounding visits via telehealth and costs associated with resources to support our new risk-based palliative care at home contract as well as other palliative care arrangements. The increase in cost of service over prior year is primarily related to growth in our home recovery care services and investments in resources to support the first performance year of our new risk-based palliative care contract as well as future palliative care programs.
General and Administrative Expenses
Our general and administrative expenses, which primarily consist of salaries and benefits, were relatively flat year over year. We have made significant investments to build the clinical, operational and technological infrastructure necessary to support the development and future growth of home recovery care and palliative care programs on a national scale.
Corporate
The following table summarizes our corporate results of operations:

	For the Nine-Month Periods Ended September 30,
	2023	2022
Financial Information (in millions) (1):
General and administrative expenses	$173.6	$126.0
Depreciation and amortization	4.8	12.2
Total operating expenses	$178.4	$138.2
(1)Prior year has been recast to conform to the current year presentation.
In connection with our reorganization initiatives, we transitioned corporate functions that were previously included within our high acuity care segment to the corporate support function effective January 1, 2023. Prior periods have been recast to conform to the current year presentation.
Corporate general and administrative expenses increased $48 million during the nine-month period ended September 30, 2023, which is inclusive of merger-related expenses totaling $25 million and higher incentive compensation costs totaling $9 million resulting primarily from the reversal of accruals in the prior year based on performance and new hire awards for our chief executive officer in the current year. Excluding these costs, our corporate general and administrative expenses increased $14 million primarily due to planned wage increases, higher recruiting fees and information technology fees, costs associated with our clinical optimization and reorganization initiatives, a favorable legal settlement recognized in the prior year and a change in the presentation of gains on the sale of fleet vehicles which are reflected in other income (expense) within our condensed consolidated statement of operations as of January 1, 2023 due to the modification of our fleet leases. These items were partially offset by lower acquisition and integration costs.
Corporate depreciation and amortization decreased $7 million during the nine-month period ended September 30, 2023 due to a reduction in amortization expense related to acquired names and non-compete agreements that were fully amortized as of December 31, 2022.

Liquidity and Capital Resources
Cash Flows
The following table summarizes our cash flows for the periods indicated (amounts in millions):

	For the Nine-Month Periods Ended September 30,
	2023	2022
Cash provided by operating activities	$76.9	$92.4
Cash provided by (used in) investing activities	37.1	(92.6)
Cash used in financing activities	(74.1)	(14.1)
Net increase (decrease) in cash, cash equivalents and restricted cash	39.9	(14.3)
Cash, cash equivalents and restricted cash at beginning of period	54.1	45.8
Cash, cash equivalents and restricted cash at end of period	$94.0	$31.5

Cash provided by operating activities decreased $15.5 million during the nine-month period ended September 30, 2023 compared to the nine-month period ended September 30, 2022 primarily due to the payment of merger-related expenses and delays in the billing and collection of outstanding accounts receivable resulting from payor rate changes during the third quarter. These items were partially offset by the timing of the payment of accrued expenses and a change in the presentation of payments associated with our fleet vehicles (financing activity in the current year versus operating activity in the prior year) due to the modification of our fleet leases effective January 1, 2023.
Our investing activities primarily consist of the purchase of property and equipment and technology assets, investments and acquisitions/divestitures. Cash provided by investing activities totaled $37.1 million during the nine-month period ended September 30, 2023 and was related to the divestiture of our personal care line of business partially offset by the purchase of software licenses and property and equipment. Cash used in investing activities totaled $92.6 million during the nine-month period ended September 30, 2022 and was primarily related to our purchase of Evolution and AssistedCare as well as a cost method investment.
Our financing activities primarily consist of borrowings under our term loan and/or revolving credit facility, repayments of borrowings, the remittance of taxes associated with shares withheld on non-cash compensation, proceeds related to the exercise of stock options, proceeds related to the purchase of stock under our employee stock purchase plan and our purchase of company stock under our stock repurchase program. Cash used in financing activities totaled $74.1 million and $14.1 million during the nine-month periods ended September 30, 2023 and 2022, respectively, and was primarily related to the repayment of borrowings, the remittance of taxes associated with shares withheld on non-cash compensation and payment of our accrued contingent consideration. Net proceeds from the divestiture of our personal care line of business were used to pay down a portion of our outstanding term loan borrowings during the three-month period ended March 31, 2023.
Liquidity
Typically, our principal source of liquidity is the collection of our patient accounts receivable, primarily through the Medicare program. In addition to our collection of patient accounts receivable, from time to time, we can and do obtain additional sources of liquidity by the incurrence of additional indebtedness.
During the nine-month period ended September 30, 2023, we spent $10.6 million in capital expenditures and technology assets as compared to $5.2 million during the nine-month period ended September 30, 2022. Our capital expenditures and investments in technology assets for 2023 are expected to be approximately $14.0 million to $15.0 million, excluding the impact of any future acquisitions.
As of September 30, 2023, we had $78.1 million in cash and cash equivalents and $517.4 million in availability under our $550.0 million Revolving Credit Facility.
Based on our operating forecasts and our debt service requirements, we believe we will have sufficient liquidity to fund our operations, capital requirements and debt service requirements for the next twelve months and beyond.

Outstanding Patient Accounts Receivable
Our patient accounts receivable increased $23 million from December 31, 2022 primarily due to delays in billing resulting from payor rate changes during the third quarter. Our cash collection as a percentage of revenue was 100% for the nine-month periods ended September 30, 2023 and 2022. Our days revenue outstanding at September 30, 2023 was 49.8 days, which is an increase of 3.7 days from December 31, 2022 and an increase of 2.5 days when compared to September 30, 2022.
Our patient accounts receivable includes unbilled receivables and are aged based upon our initial service date. We monitor unbilled receivables on a care center by care center basis to ensure that all efforts are made to bill claims within timely filing deadlines. Our unbilled patient accounts receivable can be impacted by pre-claim reviews required by the Medicare Administrative Contractors in the five Review Choice Demonstration states or under the Targeted Probe and Educate program, voluntary pre-bill edits and reviews, efforts to secure needed documentation to bill (orders, consents, etc.), integrations of recent acquisitions, changes of ownership and any regulatory and procedural updates impacting claim submissions. The timely filing deadline for Medicare is one year from the date of the last billable service in the 30-day billing period and varies by state for Medicaid-reimbursable services and among insurance companies and other private payors.
The following schedules detail our patient accounts receivable, by payor class, aged based upon initial date of service (amounts in millions, except days revenue outstanding):

	0-90	91-180	181-365	Over 365	Total
At September 30, 2023:
Medicare patient accounts receivable	$180.1	$19.5	$5.7	$1.9	$207.2
Other patient accounts receivable:
Medicaid	18.6	1.3	0.7	—	20.6
Private	80.5	6.8	4.5	—	91.8
Total	$99.1	$8.1	$5.2	$—	$112.4
Total patient accounts receivable					$319.6
Days revenue outstanding (1)					49.8
	0-90	91-180	181-365	Over 365	Total
At December 31, 2022:
Medicare patient accounts receivable	$179.9	$11.4	$5.1	$0.1	$196.5
Other patient accounts receivable:
Medicaid	16.3	1.4	0.7	—	18.4
Private	67.5	8.7	5.7	—	81.9
Total	$83.8	$10.1	$6.4	$—	$100.3
Total patient accounts receivable					$296.8
Days revenue outstanding (1)					46.1

(1)Our calculation of days revenue outstanding is derived by dividing our ending patient accounts receivable at September 30, 2023 and December 31, 2022 by our average daily net service revenue for the three-month periods ended September 30, 2023 and December 31, 2022, respectively.
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

Third Amendment to the Credit Agreement
On March 10, 2023, we entered into the Third Amendment to our Credit Agreement (as amended by the Third Amendment, the "Third Amended Credit Agreement"). The Third Amended Credit Agreement (i) formally replaced the use of the London Interbank Offered Rate ("LIBOR") with the Secured Overnight Financing Rate ("SOFR") for interest rate pricing and (ii) allowed for the disposition of our personal care business.
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
As of September 30, 2023, we had no outstanding borrowings under our $550.0 million Revolving Credit Facility. Our weighted average interest rate for borrowings under our $550.0 million Revolving Credit Facility was 4.2% and 3.2% for the three and nine-month periods ended September 30, 2022, respectively. Our weighted average interest rate for borrowings under our Amended Term Loan Facility was 7.1% and 6.6% for the three and nine-month periods ended September 30, 2023, respectively, and 3.8% and 2.6% for the three and nine-month periods ended September 30, 2022, respectively.
As of September 30, 2023, our consolidated leverage ratio was 2.5, our consolidated interest coverage ratio was 5.5 and we are in compliance with our covenants under the Third Amended Credit Agreement. In the event we are not in compliance with our debt covenants in the future, we would pursue various alternatives in an attempt to successfully resolve the non-compliance, which might include, among other things, seeking debt covenant waivers or amendments.
As of September 30, 2023, our availability under our $550.0 million Revolving Credit Facility was $517.4 million as we have no outstanding borrowings and $32.6 million outstanding in letters of credit.
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
Under the terms of the 2023 Share Repurchase Program, we are allowed to repurchase shares from time to time through open market purchases, unsolicited or solicited privately negotiated transactions, an accelerated stock repurchase program, and/or a trading plan in compliance with Exchange Act Rule 10b5-1. The timing and the amount of the repurchases will be determined by management based on a number of factors, including but not limited to share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions and other factors. Effective January 1, 2023, repurchases are subject to a 1% excise tax under the Inflation Reduction Act. We have not repurchased any shares under the 2023 Share Repurchase Program as of September 30, 2023, and the Merger Agreement limits our ability to repurchase shares of our common stock prior to the completion of the Merger, subject to certain exceptions.
Inflation
Our operations have been materially impacted by the current inflationary environment as we have experienced higher labor costs and increases in supply costs, fuel costs and mileage reimbursements. We expect inflation to continue to impact our operations throughout 2023. As of September 30, 2023, the impacts of inflation on our results of operations have been partially mitigated by rate increases, improvements in clinician utilization, reductions in hospice staffing levels and clinical optimization and reorganization initiatives. No assurance can be given as to our ability to offset the impacts of inflation in the future.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from fluctuations in interest rates. Our Term Loan and Revolving Credit Facility carry a floating interest rate which is tied to the Secured Overnight Financing Rate ("SOFR") and the Prime Rate, and therefore, our condensed consolidated statements of operations and our condensed consolidated statements of cash flows are exposed to changes in interest rates. As of September 30, 2023, the total amount of outstanding debt subject to interest rate fluctuations was $377.5 million. A 1.0% interest rate change would cause interest expense to change by approximately $3.8 million annually, assuming the Company makes no principal repayments.
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
In connection with the preparation of this Quarterly Report on Form 10-Q, as of September 30, 2023, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.
Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2023, the end of the period covered by this Quarterly Report.
Changes in Internal Controls
There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have occurred during the quarter ended September 30, 2023, that have materially impacted, or are reasonably likely to materially impact, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls
Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and, based on an evaluation of our controls and procedures, our principal executive officer and our principal financial officer concluded our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2023, the end of the period covered by this Quarterly Report.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 6 - Commitments and Contingencies to the condensed consolidated financial statements for information concerning our legal proceedings.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022. These risks, which could materially affect our business, financial condition or future results, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or operating results.
In addition to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, the following risks are related to the proposed Merger with UnitedHealth Group:
The proposed Merger is subject to the satisfaction of certain closing conditions, including government consents and approvals, some or all of which may not be satisfied or completed within the expected timeframe, if at all.
Completion of the Merger is subject to a number of closing conditions, including obtaining the approval of our stockholders, which approval was obtained on September 8, 2023, the expiration or termination of the applicable waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the receipt of the required state regulatory approvals, the absence of any law or order that has the effect of enjoining or otherwise prohibiting the completion of the Merger, and the expiration or termination of the waiting period (and any extension thereof) applicable to the consummation of the transactions contemplated by the Merger Agreement under all applicable antitrust laws without the imposition by any governmental entity of any term, condition, obligation, requirement, limitation, prohibition, remedy, sanction or other action that has resulted in or would reasonably be expected to result in a Burdensome Condition (as defined in the Merger Agreement). We can provide no assurance that all required consents and approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, even if all required consents and approvals can be obtained and all closing conditions are satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such consents and approvals or the timing of the completion of the Merger. Many of the conditions to completion of the Merger are not within our control, and we cannot predict when or if these conditions will be satisfied (or waived, if applicable). Any adverse consequence of the pending Merger could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement.
Each party’s obligation to consummate the Merger is also subject to the accuracy of the representations and warranties of the other party (subject to certain exceptions) and performance by each party of its respective obligations under the Merger Agreement, including an agreement by us to use our reasonable best efforts to carry on our business in all material respects in the ordinary course, consistent with past practice, and to preserve our business organization and relationships with customers, suppliers, licensors, licensees and other third parties, and to comply with certain operating covenants. In addition, the Merger Agreement may be terminated under certain specified circumstances, including, but not limited to, (1) if our board of directors makes an Amedisys Recommendation Change (as defined in the Merger Agreement) or (2) by our board of directors in order for us to enter into a definitive agreement for an alternative transaction with a third party with respect to an unsolicited Amedisys Superior Proposal (as defined in the Merger Agreement). As a result, we cannot assure you that the Merger will be completed, even though our stockholders approved the Merger, or that, if completed, it will be exactly on the terms set forth in the Merger Agreement or within the expected time frame.
We may not complete the proposed Merger within the time frame we anticipate or at all, which could have an adverse effect on our business, financial results and/or operations.
The proposed Merger may not be completed within the expected timeframe, or at all, as a result of various factors and conditions, some of which may be beyond our control. If the Merger is not completed for any reason, our stockholders will not receive any payment for their shares of our common stock in connection with the Merger. Instead, we will remain a public company, our common stock will continue to be listed and traded on The Nasdaq Global Select Market and registered under the Exchange Act, and we will be required to continue to file periodic reports with the SEC. Moreover, our ongoing business may be materially adversely affected, and we would be subject to a number of risks, including the following:
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
•we may be required to reimburse UnitedHealth Group for the $106,000,000 termination fee payment that UnitedHealth Group, on our behalf, paid to Option Care Health Inc. ("OPCH") in connection with the termination of the OPCH Merger Agreement under certain circumstances;
•while the Merger Agreement is in effect, we are subject to restrictions on our business activities, including, among other things, restrictions on our ability to engage in certain kinds of material transactions that would reasonably be expected to materially delay or prevent the consummation of the transaction contemplated by the Merger Agreement, which could prevent us from pursuing strategic business opportunities, taking actions with respect to our business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and may, as a result, materially adversely affect our business, results of operations and financial condition;
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
Our efforts to complete the Merger could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our results of operations and our business. Uncertainty as to whether the Merger will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the Merger is pending because employees may experience uncertainty about their roles following the Merger. As mentioned above, a substantial amount of our management’s and employees’ attention is being directed toward the completion of the Merger and thus is being diverted from our day-to-day operations. Uncertainty as to our future could adversely affect our business and our relationship with customers and potential customers. For example, customers, suppliers and other third parties may defer decisions concerning working with us or seek to change existing business relationships with us. Changes to or termination of existing business relationships could adversely affect our revenue, earnings and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the Merger could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement.
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
Following the announcement of the Merger and the filing of the Definitive Proxy Statement, purported stockholders filed complaints and sent Amedisys demand letters alleging that the Definitive Proxy Statement omitted material information that rendered it misleading or incomplete in violation of federal securities laws and that the Amedisys Board breached their fiduciary duties. Certain of the complaints have sought, among other things, an injunction enjoining the consummation of the Merger unless and until certain additional information is disclosed to Amedisys stockholders, rescissory damages, an accounting to the plaintiff for all damages suffered as a result of Amedisys' and Amedisys' Board's alleged wrongdoing, costs of the action, including plaintiffs' attorneys' fees and experts' fees, and other relief the court may deem just and proper. Amedisys also received a demand from a purported stockholder in connection with the Definitive Proxy Statement seeking to inspect certain Amedisys corporate books and records under Section 220 of the Delaware General Corporation Law. See the Company's Current Report on Form 8-K dated September 1, 2023 for additional information. Amedisys believes that the allegations in the complaints, demand letters and Section 220 demand letters lack merit and that Amedisys' disclosures have at all times complied with the applicable laws.
Nevertheless, lawsuits may continue to be filed against us, our Board of Directors or other parties to the Merger Agreement, challenging the Merger or making other claims in connection therewith. Such lawsuits may be brought by our purported stockholders and may seek, among other things, to enjoin consummation of the Merger. One of the conditions to the consummation of the Merger is the absence of any order or law that has the effect of enjoining or otherwise prohibiting the consummation of the Merger. As such, if the plaintiffs in such lawsuits are successful in obtaining an injunction prohibiting the defendants from completing the Merger on the agreed upon terms, then such injunction may prevent the Merger from becoming effective, or from becoming effective within the expected timeframe.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides the information with respect to purchases made by us of shares of our common stock during each of the months during the three-month period ended September 30, 2023:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
July 1, 2023 to July 31, 2023	10,026		$91.02	—	$100,000,000
August 1, 2023 to August 31, 2023	30		93.25	—	100,000,000
September 1, 2023 to September 30, 2023	126		77.02	—	100,000,000
	10,182	(1)	$90.85	—	$100,000,000

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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

3.1	Composite of Certificate of Incorporation of the Company inclusive of all amendments through June 14, 2007	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	0-24260	3.1

3.2	Composite of By-Laws of the Company inclusive of all amendments through December 14, 2022	The Company’s Current Report on Form 8-K filed on December 16, 2022	0-24260	3.1

†31.1	Certification of Richard Ashworth, President and Chief Executive Officer (principal executive officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2	Certification of Scott G. Ginn, Chief Operating Officer, Executive Vice President and Chief Financial Officer (principal financial officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

††32.1
Certification of Richard Ashworth, President and Chief Executive Officer (principal executive officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

††32.2
Certification of Scott G. Ginn, Chief Operating Officer, Executive Vice President and Chief Financial Officer (principal financial officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

AMEDISYS, INC. (Registrant)

By:	/s/ Allyson D. Guidroz
Allyson D. Guidroz,
Principal Accounting Officer and
Duly Authorized Officer
Date: October 25, 2023