Form 10-K
period 2023-12-31
AMEDISYS INC
filed 2024-02-22
CIK 896262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the last sale price as quoted by the NASDAQ Global Select Market on June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) was $2.6 billion. For purposes of this determination, shares beneficially owned by executive officers, directors and ten percent stockholders have been excluded, which does not constitute a determination that such persons are affiliates.
As of February 16, 2024, the registrant had 32,667,631 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”) are incorporated by reference into Part II – “Securities Authorized For Issuance Under Equity Compensation Plans” and Part III of this Form 10-K, or, in the event the registrant does not prepare and file such 2024 Proxy Statement, will be provided instead by an amendment to this report containing the applicable disclosures within 120 days after the end of the fiscal year covered by this report. With the exception of those portions which are specifically incorporated by reference in this report, any such Proxy Statement is not deemed to be filed or incorporated by reference as part of this report.

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
Unless otherwise provided, “Amedisys,” “we,” “us,” “our,” and “the Company” refer to Amedisys, Inc. and our consolidated subsidiaries, and when we refer to 2023, 2022 and 2021, we mean the twelve month period then ended December 31, unless otherwise provided.
A copy of this Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC, including all exhibits, is available on our internet website at http://www.amedisys.com on the “Investors” page under the “SEC Filings” link.

PART I
ITEM 1. BUSINESS
Overview
Amedisys, Inc. is a leading healthcare services company committed to helping our patients age in place by providing clinically excellent care and support in the home. Our operations involve serving patients across the United States through our three operating divisions: home health, hospice and high acuity care. We divested our personal care business on March 31, 2023. We deliver clinically distinct care that best suits our patients' needs, whether that is home-based recovery and rehabilitation after an operation or injury or care that empowers patients to manage a chronic disease through our home health division, hospice care at the end of life or delivering the essential elements of inpatient hospital, palliative and skilled nursing facility ("SNF") care to patients in their homes through our high acuity care division.
We are among the largest providers of home health and hospice care in the United States, with approximately 19,000 employees in 521 care centers in 37 states within the United States and the District of Columbia. Our employees deliver the highest quality care performing more than 10.6 million visits for more than 469,000 patients annually. Over 3,000 hospitals and 110,000 physicians nationwide have chosen us as a partner in post-acute care.
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
Our strategy is to be the best choice for care wherever our patients call home. We accomplish this by providing clinically distinct care, being the employer of choice and delivering operational excellence and efficiency, which when combined, drive growth. Our mission is to provide best-in-class home health, hospice and high acuity care services allowing our patients to maintain a sense of independence, quality of life and dignity while delivering industry leading outcomes. We believe that our unwavering dedication to clinical quality and constant focus on both our patients and our employees differentiates us from our competitors.
Our Home Health Segment:
Our home health segment provides compassionate healthcare to help our patients recover from surgery or illness, live with chronic diseases and prevent avoidable hospital readmissions. Our home health footprint includes 346 care centers located in 34 states within the United States and the District of Columbia. Within these care centers, we deploy our care teams which include skilled nurses who are trained, licensed and certified to administer medications, care for wounds, monitor vital signs and provide a wide range of other nursing services; rehabilitation therapists who specialize in physical, speech and occupational therapy; and social workers and aides who assist our patients with completing important personal tasks.
We take an empowering approach to helping our patients and their families understand their medical conditions, how to manage them and how to maximize the quality of their lives while living with a chronic disease or other health condition. Our clinicians are trained to understand the whole patient – not just their medical diagnosis.
Our commitment to clinical distinction is most evident in our clinical quality measures such as the Quality of Patient Care and Patient Satisfaction star ratings. In the Centers for Medicare and Medicaid Services (“CMS”) reports for the April 2024 preview, the Quality of Patient Care star average across all Amedisys providers was 4.35 with 96% of our care centers rated at 4+ stars and 36 care centers rated at 5 stars. Our Patient Satisfaction star average for the January 2024 release was 3.61 (April 2024 preview data is not available for this metric). Our goal is to have all care centers achieve a 4.0 Quality of Patient Care star rating, and we have implemented targeted action plans to continue to improve the quality of care we deliver for our patients and further our culture of quality.

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
Our Personal Care Segment:
We divested our personal care business on March 31, 2023. Our personal care segment provided assistance with the essential activities of daily living. See Part II, Item 8, Note 5 – Mergers, Acquisitions and Dispositions for additional information.
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
We provide management services to the joint ventures which include the development and implementation of clinical protocols to ensure the safe and efficient delivery of services in the home and high quality outcomes; an internally-developed technology platform that provides medical documentation, analytics and claims processing capabilities; provider network development services to ensure that all care resources are available to meet patient needs; and expertise in developing and negotiating contracts with third-party health insurance payors to provide reimbursement for services under risk-based arrangements. Our expertise and capabilities in these areas deliver value to both the health system and the health insurance payor and give us the opportunity for future expansion within the healthcare continuum for chronically ill patients, including palliative care services, especially as the U.S. population ages and consumer preferences continue to shift to home-based care. Our joint venture partnership model with leading healthcare systems and our relationships with health plan insurers facilitate our ability to take and manage additional risk for this patient population in value-based arrangements.
Responding to the Changing Regulatory and Reimbursement Environment:
As the government continues to seek opportunities to refine payment models, we believe that our strategy of becoming a leader in providing a range of services across the at-home continuum positions us well for the future. Our ability to provide quality home health, hospice and high acuity care allows us to partner with health systems and managed care organizations to improve care coordination, reduce hospitalizations and lower costs.

Acquisitions:
On January 20, 2023, we acquired the regulatory assets of a home health provider in West Virginia.
Financial Information:
Financial information for our home health, hospice, personal care (divested on March 31, 2023) and high acuity care segments can be found in our consolidated financial statements included in this Annual Report on Form 10-K.
Amedisys and UnitedHealth Group Incorporated Merger
On June 26, 2023, Amedisys, UnitedHealth Group Incorporated, a Delaware corporation ("UnitedHealth Group"), and Aurora Holdings Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of UnitedHealth Group ("Merger Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which Merger Sub will merge with and into Amedisys (the "Merger") with Amedisys continuing as the surviving corporation and becoming a wholly owned subsidiary of UnitedHealth Group. See Part II, Item 8, Note 5 – Mergers, Acquisitions and Dispositions for additional information.
Human Capital
Our employees are critical to our vision to lead the future of healthcare in the home. Taking care of our people is our top priority. Our success is directly correlated with our ability to continue to attract, develop and retain the most qualified and passionate caregivers. Our work is not just a job but a calling. Our workforce strategy emanates from our core values of Service, Passion, Integrity, Respect, Innovation and Talent – SPIRIT. We know that by taking great care of our people, they can continue to provide industry leading patient care.
As of February 16, 2024, we employed approximately 19,000 people throughout the United States. We also utilize contract employees in the normal course of our business.
Diversity and Inclusion:
We endeavor to create a culture of caregiving where our employees feel as cared for every day as our patients. Success means all team members feel a sense of belonging, support and empowerment to be their best selves personally and professionally. We have committed to giving our employees a voice and have instituted numerous formal listening programs including pulse surveys, focus groups and town halls to routinely gather feedback from our employees and address any concerns. Our commitment to diversity and inclusion is also broadly reflected across our policies and people practices. In 2023, creating a sense of belonging was a critical tactic as part of our People Strategy, and the metrics indicating how our people rated their sense of belonging were part of our management team scorecard. Additionally, we have four Employee Resource Groups ("ERGs") which foster connection and community within our workforce: (1) Global Black Community, (2) LGBTQIA+, (3) disAbilities and (4) Military/Veterans. We are also committed to having a diverse Board of Directors. Women currently comprise over half of the directors on our Board.
Talent Acquisition, Retention and Development:
We strive to hire, develop and retain top talent. The core of our care delivery model is dependent upon attracting clinicians, predominately nurses and therapists. We compete for talent by offering a great culture, an opportunity to provide the highest quality clinical care and competitive market-based compensation. Our compensation plans are designed to deliver a competitive base pay as well as attractive incentive opportunities, primarily for leadership positions, but also to reward quality care. We provide significant opportunities for development and continuing education as we know that career development is a key component of attracting and retaining top talent. We continually monitor and assess employee metrics on hiring, retention and terminations to gain a deep understanding of our workforce and drive continuous improvement.
The increased demand for clinicians has generated continuing pressure on the labor markets. Across the healthcare industry, the nurse workforce especially has become scarcer as demand for services outstrips supply. Clinicians have become harder to recruit and more costly to employ. Attracting the best people in healthcare and supporting our people with an unrivaled experience are key initiatives for the Company to ensure adequate clinical capacity for our patients.
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
Effective January 1, 2020, CMS implemented a revised case-mix adjustment methodology, the Patient-Driven Groupings Model ("PDGM"). PDGM uses a 30-day period of care rather than a 60-day episode of care as the unit of payment. Under PDGM, each 60-day episode includes two 30-day periods of care. The table below includes the base 30-day payment rates.

Period	Base 30-Day Payment
January 1, 2021 through December 31, 2021	$1,901
January 1, 2022 through December 31, 2022	$2,032
January 1, 2023 through December 31, 2023	$2,011
January 1, 2024 through December 31, 2024	$2,038
On November 1, 2023, CMS issued the Home Health Final Rule for Medicare home health providers for calendar year 2024. CMS estimates that the final rule will result in a 0.8% increase in payments to home health providers. This increase is the result of a 3.0% payment update (3.3% market basket adjustment less a 0.3% productivity adjustment) and an increase of 0.4% for the update to the fixed-dollar loss ratio used in determining outlier payments offset by a permanent adjustment of -2.6% based on the difference between assumed and actual behavior changes resulting from the implementation of PDGM. The -2.6% permanent adjustment was derived from a -2.890% adjustment which was only applied to the 30-day payment rate and not the low utilization payment adjustment. The -2.890% is only half of the total proposed adjustment. The remaining adjustment is to be considered in future rulemaking. Based on our analysis of the final rule, we expect our impact to be in line with the 0.8% increase.
In addition to permanent adjustments, CMS also has the discretion to make temporary adjustments through calendar year 2026; however, CMS has elected not to implement a temporary adjustment for calendar year 2024.
On July 5, 2023, the National Association for Home Care and Hospice ("NAHC"), the leading national home health trade association, filed suit against CMS in the United States District Court for the District of Columbia over the implementation of the payment cuts CMS made in the Calendar Year 2023 Home Health Final Rule effective January 1, 2023; that litigation remains pending.
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

As a Medicare provider, we are subject to periodic audits by the Medicare program, and that program has various rights and remedies against us if they assert that we have overcharged the program or failed to comply with program requirements. Home health providers are subject to pre- and post-payment reviews for compliance with Medicare coverage guidelines and medical necessity. Adjustments on this basis may include individual claims adjustments or overpayment determinations based on an extrapolated sample of claims. Medical necessity reviews evaluate whether services are clinically appropriate in terms of frequency, type, extent, site and duration. Technical billing and documentation reviews focus on documentation of services. Medicare and other payors may reject or deny claims for payment if the underlying documentation does not support the medical necessity of services or fails to establish satisfaction of a coverage rule, such as if a provider is unable to perform periodic therapy assessments required by coverage criteria or cannot provide appropriate billing documentation, acceptable physician authorizations or face-to-face documentation.
Medicare can reopen previously filed and reviewed claims and deny coverage of the services and require us to repay any overcharges, as well as make deductions from future amounts due to us. In the ordinary course of business, we appeal the Medicare and Medicaid programs' denial of claims that we believe are inappropriate in an effort to recover the denied claims.
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
On July 28, 2023, CMS issued the final rule to update hospice payment rates and the wage index for fiscal year 2024, effective for services provided beginning October 1, 2023. CMS estimates hospices serving Medicare beneficiaries will see a 3.1% increase in payments. This increase is the result of a 3.3% market basket adjustment as required under the Patient Protection and Affordable Health Care Act and the Health Care and Education Reconciliation Act ("PPACA") less a 0.2% productivity adjustment. Additionally, CMS increased the aggregate cap amount by 3.1% to $33,494. Based on our analysis of the final rule, we expect our impact to be in line with the 3.1% increase.
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
High Acuity Care
High acuity care payments are derived from health insurance plans and health system partners. Contracts with health insurance plans provide for fixed payment rates for a 30-day or 60-day episode of care indexed to assigned patient diagnoses in return for our obligation to assume risk for the coordination and payment of required medical services necessary to treat the medical condition for which the patient was diagnosed in a home-based setting. Contracts with health system partners provide for payments on a per diem basis at the contracted rate for each day during the remainder of an inpatient acute stay serviced at the patient's home.
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
•Clinical Operations – We provide education on coverage criteria and conditions of participation and utilize outside expert regulatory services if necessary. Regulatory requirements allow patients to be eligible for home health care benefits if through a face-to-face visit with a physician or a qualified non-physician practitioner, they are considered homebound and it is determined that skilled nursing, physical therapy or speech therapy services are required. These clinical services may include: educating the patient about their disease, assessment and observation of disease status, delivery of clinical skills such as wound care, administration of injections or intravenous medications, management and evaluation of a patient’s plan of care, physical therapy services to assist patients with functional limitations and speech therapy services for speech or swallowing disorders. Patients eligible for hospice care are terminally ill (with a life expectancy of six months or less if the illness runs its normal course). Our hospice program provides care and support to our terminally ill patients with a six-month prognosis and their families through services including medical care, counseling, spiritual care, pre-bereavement and bereavement support, medication management and needed equipment and supplies for the terminal illness and all related conditions. Our high acuity care clinical protocols include utilization of the Milliman Clinical Guidelines ("MCG") criteria to ensure that patients are eligible for inpatient level care, in-person evaluations by hospital-based physicians to determine the patient's clinical eligibility for home-based inpatient care, social and behavioral assessments to determine safety of the patient's home setting and an informed consent requirement to ensure that the patient and caregivers are comfortable with the delivery of inpatient level care in the home.
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
•Compliance – We develop, implement and maintain ethics and compliance programs as a component of the centralized corporate services provided to our home health, hospice and high acuity-care service lines. Our ethics and compliance program includes a Code of Conduct for our employees, officers, directors, contractors and affiliates and a disclosure program for reporting regulatory or ethical concerns to our compliance team through a confidential hotline, which is augmented by exit surveys of departing employees. We promote a culture of compliance within our company through educational presentations, newsletters and persistent messaging from our senior leadership to our employees stressing the importance of strict compliance with legal requirements and company policies and procedures. Additionally, we have mandatory compliance training and testing for all new employees upon hire and annually for all staff thereafter. We also maintain a robust compliance audit program focusing on key risk areas.
Our Regulatory Environment
We are highly regulated by federal, state and local authorities. The healthcare industry is subject to numerous laws, regulations and rules including, among others, those related to government healthcare participation requirements, licensure and accreditations, reimbursement for patient services, health information privacy and security and Medicare and Medicaid fraud and abuse prohibitions (including, but not limited to, federal statutes and regulations prohibiting kickbacks and other illegal inducements to potential referral sources, self-referrals by physicians and false claims submitted to federal health care programs). Regulations and policies frequently change, and we monitor changes through our internal government affairs department, as well as multiple trade and governmental publications and associations.
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

Licensure, Certificates of Need ("CON"), Permits of Approval ("POA") and Facility Need Review ("FNR")
Home health and hospice care centers operate under licenses granted by the health authorities of their respective states. Some states require health care providers (including hospice and home health agencies) to obtain prior state approval for the purchase, construction or expansion of health care locations, capital expenditures exceeding a prescribed amount or changes in services. Additionally, certain states, including a number in which we operate, carefully restrict new entrants into the market based on demographic and/or demonstrative usage of additional providers. These states limit the entry of new providers or services and the expansion of existing providers or services in their markets through a CON, POA or FNR process, which is periodically evaluated and updated as required by applicable state law. For those states that require a CON, POA or FNR, the provider must complete a separate application process establishing a location and must receive required approvals.
To the extent a CON, POA, FNR or other similar approvals are required to expand our operations, our expansion could be adversely affected by the inability to obtain the necessary approvals, changes in the standards applicable to those approvals and possible delays and expenses associated with obtaining those approvals. In some instances, other providers in the market may file opposition to a CON, POA or FNR application, and this could further delay an approval.
In every state where required, our care centers possess a license and/or a CON, POA or FNR issued by the state health authority that determines the local service area for the home health or hospice care centers. Currently, state health authorities in 19 states and the District of Columbia require a CON or, in the State of Arkansas, a POA, in order to establish and operate a home health care center, and state health authorities in 15 states and the District of Columbia require a CON or, in the State of Louisiana, a FNR, to operate a hospice care center.
We operate 233 home health care centers and 55 hospice care centers in the following CON/POA/FNR states as listed below.

State	Home Health	Hospice
Alabama	29	10
Arkansas (POA)	7	—
Florida	—	7
Georgia	56	—
Kentucky	17	—
Louisiana (FNR)	—	5
Maryland	9	3
Mississippi	8	—
New Jersey	2	—
New York	6	—
North Carolina	13	7
Rhode Island	1	2
South Carolina	26	—
Tennessee	45	15
Washington	2	—
West Virginia	11	6
Washington, DC	1	—
Total Care Centers in CON/POA/FNR States	233	55
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
CMS has adopted alternative sanction enforcement options which allow CMS (i) to impose temporary management, direct plans of correction or direct training and (ii) to impose payment suspensions and civil monetary penalties in each case on providers out of compliance with the COPs. CMS engages or has engaged a number of third-party contractors, including Recovery Audit Contractors (“RACs”), Program Safeguard Contractors (“PSCs”), Zone Program Integrity Contractors (“ZPICs”), Uniform Program Integrity Contractors ("UPICs"), Medicaid Integrity Contractors (“MICs”) and Supplemental Medical Review Contractors (“SMRCs”), to conduct extensive reviews of claims data and state and federal government health care program laws and regulations applicable to healthcare providers. These audits evaluate the appropriateness of billings submitted for payment. In addition to identifying overpayments, audit contractors can refer suspected violations of law to government enforcement authorities.
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
Federal and State Anti-Fraud and Abuse Laws and Regulations
As a provider under the Medicare and Medicaid programs, we are subject to various anti-fraud and abuse laws, including the federal Anti-Kickback Statute, the Stark or Physician Self-Referral Law, the False Claims Act, Civil Monetary Penalties Law and various state anti-fraud and abuse laws. These laws govern any health care plans or programs that are funded by the United States government (other than certain federal employee health insurance benefits/programs), as well as certain state health care programs that receive federal funds, such as Medicaid. Our compliance and ethics program is designed to ensure Amedisys meets all applicable federal and state laws and regulations as well as industry standards.
Federal Anti-Kickback Statute ("AKS")
Subject to certain exceptions, the federal AKS prohibits any offer, payment, solicitation or receipt of any form of remuneration to induce or reward the referral of business payable under a government health care program or in return for the purchase, lease, order, arranging for, or recommendation of items or services covered under a government health care program. The law also forbids the offer or transfer of anything of value, including certain waivers of co-payment obligations and deductible amounts, to a beneficiary of Medicare or Medicaid that is likely to influence the beneficiary’s selection of health care providers, again, subject to certain safe harbor exceptions. Violations of the federal AKS can trigger the False Claims Act and Civil Monetary Penalties Law, potentially resulting in civil fines up to $27,018 for each violation, penalties of up to $120,816 (last updated 2023) plus three times the amount of the improper remuneration, imprisonment and potentially, exclusion from furnishing services under any government health care program. There are also criminal penalties under the AKS, and providers found to be in violation of the federal AKS can be excluded from participation in federal health care programs.

Stark or Physician Self-Referral Law
The Stark Law, also known as the Physician Self-Referral Law, prohibits physicians from referring Medicare and Medicaid patients to entities for the provision of designated health services with which they or any of their immediate family members have a direct or indirect financial relationship, unless an exception to the law's prohibition is met. Sanctions for violating the Stark Law include penalties of up to $29,899 for each violation and up to $199,338 (last updated 2023) for schemes to circumvent the Stark Law restrictions. There are a number of exceptions to the self-referral prohibition, including employment contracts and leases, that may be used so long as the arrangement adheres to certain enumerated requirements. Violations of the Stark Law may also result in payment denials, False Claims Act scrutiny, additional civil monetary penalties and federal program exclusion.
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
The Federal Government has used the FCA to prosecute Medicare and other governmental program fraud in areas such as violations of the federal Anti-Kickback Statute or the Stark Law, coding errors, billing for services not provided and submitting false cost reports. The FCA has also been used to prosecute people or entities that bill services at a higher reimbursement rate than is allowed and that bill for care that is not medically necessary. In addition to government enforcement, the FCA authorizes private citizens to bring qui tam or “whistleblower” lawsuits, greatly extending the practical reach of the FCA. The per-claim maximum penalty is $27,018 (last updated 2023).
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
Civil Monetary Penalties Law
HHS may impose civil monetary penalties ("CMP") for a variety of civil offenses related to federal health care programs. They may be imposed upon any person or entity who presents, or causes to be presented, certain ineligible claims for medical items or services, for providing improper inducements to beneficiaries to obtain services, for payments to limit services to patients and for offenses related to relationships with excluded individuals, among other things.

Maximum CMP amounts increased in 2023. For example, the penalty for knowing and willful solicitation, receipt, offer or payment of remuneration for referring an individual for a service or for purchasing, leasing or ordering an item to be paid for by a federal health care program increased from $112,131 to $120,816, and the CMP for beneficiary inducement increased from $22,427 to $24,164 per occurrence.
State Laws
In addition to federal laws, some states in which we operate generally have laws that prohibit kickbacks in exchange for referrals, certain direct or indirect payments or fee-splitting arrangements between health care providers, improper physician referrals, beneficiary inducements and false or improperly billed claims. The available guidance and enforcement activity associated with such state laws vary considerably but, in some cases, may be stricter than federal law.
Federal and State Privacy and Security Laws
The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") requires us to comply with standards for the exchange of health information within our company and with third parties, such as payors, business associates and patients. These include standards for common health care transactions, such as claims information, plan eligibility and payment information, standards for the use of electronic signatures and unique identifiers for providers, employers, health plans and individuals as well as standards for privacy, security and breach notification and enforcement.
The HIPAA transaction regulations establish form, format and data content requirements for most electronic health care transactions, such as health care claims that are submitted electronically. The HIPAA privacy regulations establish comprehensive requirements relating to the use and disclosure of protected health information. The HIPAA security regulations establish minimum standards for the protection of protected health information that is stored or transmitted electronically. The HIPAA breach notification regulations establish the applicable requirements for notifying individuals, HHS and the media in the event of a data breach affecting protected health information. Violations of the privacy, security and breach notification regulations are punishable by civil and criminal penalties and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance.
Currently, civil monetary penalties for HIPAA violations can range from $137 per violation to a maximum fine of $2.067 million for multiple violations of the same provision during a calendar year. To date, the largest penalty imposed by HHS following a data breach is $16 million. State attorneys general may also bring civil enforcement actions under HIPAA, and attorneys general are actively engaged in enforcement. These penalties could be in addition to other penalties assessed by a state for a breach which would be considered reportable under a particular state’s data breach notification laws.
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
In addition to the federal HIPAA regulations, most states also have laws that protect the confidentiality of health information and other personally identifiable information, and these laws may be broader in scope with respect to protected health information and other personal information than HIPAA. Some of these laws grant individuals rights with respect to personal information. We may be required to expend significant resources to comply with these laws. Further, all 50 states, the U.S. territories and the District of Columbia have adopted data breach notification laws that impose, in varying degrees, an obligation to notify affected persons and/or state regulators in the event of a data breach or compromise, including when their personal information has or may have been accessed by an unauthorized person. Some state breach notification laws may also impose physical and electronic security requirements regarding the safeguarding of personal information, such as social security numbers and bank and credit card account numbers. Violation of state privacy, security and breach notification laws can trigger significant monetary penalties. In addition, certain states’ privacy, security and data breach laws, including, for example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act, include private rights of action that may expose us to private litigation regarding our privacy practices and significant damages awards or settlements in civil litigation.

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
Review Choice Demonstration for Home Health Services ("RCD")
CMS' RCD gives HHAs in the demonstration states three options in the initial selection period: pre-claim review of all claims, post-payment review of all claims or minimal post-payment review with a 25% payment reduction for all home health services. Under the pre-claim review and post-payment review options, provider claims are reviewed for every episode of care until the appropriate claim approval rate (90% based on a minimum of ten pre-claim requests or claims submitted) is reached. Further, once the appropriate claim approval rate is reached and maintained for six months, a provider can elect to opt out of pre-claim review or post-payment review of all claims and choose selective post-payment review, a spot check of a statistically valid random sample of claims determined by the Medicare Administrative Contractor ("MAC") to ensure continued compliance. Amedisys has elected the pre-claim review option. The demonstration initially applied to HHA providers in Florida, Illinois, North Carolina, Ohio and Texas, with the option to expand after five years to other states in the Medicare Administrative Contractor Jurisdiction M (Palmetto). CMS added Oklahoma to the demonstration effective December 31, 2023.
Targeted Probe and Educate Program ("TPE")
CMS' TPE program is designed to help reduce provider claim denials and educate providers on appropriate billing practices. Under the TPE program, MACs use data analysis to identify providers who have high claim error rates, unusual billing practices or provide services that have high national error rates. If a provider is selected for a TPE review by a MAC, the initial volume of claims reviewed is limited to 20 to 40 claims. If the provider is deemed compliant, it will not be reviewed on the particular topic for that review for one year; however, if errors are identified, the provider has 45 days to make changes and improvements. If a provider cannot correct the errors after the 45-day period, it will be referred to one-on-one education sessions. The TPE process can include up to three rounds of claims review, if necessary, with corresponding provider education and a subsequent period to allow for improvement. If results do not improve sufficiently after three rounds, the MAC may refer the provider to CMS for further action which may include 100% prepay review, extrapolation, referral to a Recovery Auditor and/or referral for revocation from the Medicare program.
Home Health Value-Based Purchasing
On January 1, 2016, CMS implemented Home Health Value-Based Purchasing ("HHVBP"). The HHVBP model was designed to give Medicare-certified home health agencies incentives or penalties in order to provide higher quality and more efficient care. In November 2021, CMS issued the Calendar Year 2022 Home Health Final Rule for Medicare home health providers which provided for the expansion of the HHVBP model to all 50 states beginning January 1, 2023 with calendar year 2023 being the first performance year and calendar year 2025 being the first payment year with a proposed maximum payment adjustment, up or down, of 5%.
HHAs receive adjustments to their Medicare fee-for-service payments based on their performance against a set of quality measures, relative to their peers’ performance. Performance on these quality measures in a specified year (performance year) impacts payment adjustments in a later year (payment year). Cohorts are determined based on each HHA’s unique beneficiary count in the prior calendar year. HHAs are assigned to either a nationwide larger-volume cohort or a nationwide smaller-volume cohort in order to group HHAs that are of similar size and are more likely to receive scores on the same set of measures for purposes of setting benchmarks and achievement thresholds and determining payment adjustments.
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
The Calendar Year 2019 Home Health Final Rule updated the Medicare HHPPS and finalized the implementation of an alternative case-mix adjustment methodology, PDGM, which became effective on January 1, 2020. PDGM adjusted payments to home health agencies based on patient characteristics for 30-day periods of care. While the payment changes were to be implemented in a budget neutral manner to the industry, the ultimate impact varied by provider based on factors including patient mix and admission source. Additionally, CMS made assumptions about behavior changes that were expected to occur as a result of the transition to PDGM. The behavior change assumptions were finalized in the Calendar Year 2020 Home Health Final Rule released on October 31, 2019 and resulted in a 4.36% reduction to reimbursement. The behavior changes were related to coding practices, low utilization payment adjustment ("LUPA") management and co-morbidities. CMS is required by law to analyze data for calendar years 2020-2026, retrospectively, to determine the impact of the difference between assumed and actual behavior changes and to make any such payment changes as are necessary to offset or supplement the adjustments based on anticipated behavior.
On October 31, 2022, CMS issued the Home Health Final Rule for Medicare home health providers for calendar year 2023, which finalized a methodology for analyzing differences between assumed and actual behavior changes and determined that a permanent adjustment was needed. The 2023 Final Rule included a -3.5% permanent reduction to reimbursement based on the difference between assumed and actual behavior changes resulting from the implementation of PDGM. The -3.5% permanent adjustment was derived from a -3.925% adjustment which was only applied to the 30-day payment rate and not the low utilization payment adjustment. The -3.925% was only half of the total proposed adjustment. The remaining adjustment was to be considered in future rulemaking.
On July 5, 2023, the National Association for Home Care and Hospice ("NAHC"), the leading national home health trade association, filed suit against CMS in the United States District Court for the District of Columbia over the implementation of the payment cuts in the Calendar Year 2023 Home Health Final Rule effective January 1, 2023; that litigation remains pending.
On November 1, 2023, CMS issued the Home Health Final Rule for Medicare home health providers for calendar year 2024. CMS estimates that the final rule will result in an 0.8% increase in payments to home health providers. This increase is the result of a 3.0% payment update (3.3% market basket adjustment less a 0.3% productivity adjustment) and an increase of 0.4% for the update to the fixed-dollar loss ratio used in determining outlier payments offset by a permanent adjustment of -2.6% based on the difference between assumed and actual behavior changes resulting from the implementation of PDGM. Similar to the 2023 permanent adjustment, the -2.6% permanent adjustment was derived from a -2.890% adjustment which was only applied to the 30-day payment rate and not the low utilization payment adjustment. The -2.890% was only half of the total proposed adjustment. The remaining adjustment is to be considered in future rulemaking. Based on our analysis of the final rule, we expect our impact to be in line with the 0.8% increase.

In addition to permanent adjustments, CMS also has the discretion to make temporary adjustments through calendar year 2026; however, CMS has elected not to implement a temporary adjustment for calendar year 2024.
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
Our Competitors
There are few barriers to entry in the home health and hospice jurisdictions that do not require a CON, POA or FNR. Our primary competition in these jurisdictions comes from local privately and publicly-owned and hospital-owned health care providers. We compete based on the quality of services, the availability of personnel, expertise of visiting staff and, in certain instances, on the price of our services. In addition, we compete with a number of non-profit organizations that finance acquisitions and capital expenditures on a tax-exempt basis or receive charitable contributions that are unavailable to us.
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
Risk Factor Summary
The following is a summary of the principal risks that could adversely affect our business, operations and financial results:
•The proposed Merger is subject to the satisfaction of certain closing conditions, including government consents and approvals, some or all of which may not be satisfied or completed within the expected timeframe, if at all.
•We may not complete the proposed Merger within the time frame we anticipate or at all, which could have an adverse effect on our business, financial results and/or operations.
•We will be subject to various uncertainties while the Merger is pending that may cause disruption and may make it more difficult to maintain relationships with employees, customers and other third-party business partners.
•In certain instances, the Merger Agreement requires us to pay a termination fee to UnitedHealth Group, which could affect the decisions of a third-party considering making an alternative acquisition proposal.
•We have incurred, and will continue to incur, direct and indirect costs as a result of the Merger.
•Litigation challenging the Merger Agreement may prevent the Merger from being consummated within the expected timeframe or at all.
•Federal and state changes to reimbursement and other aspects of Medicare and Medicaid could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.
•Future cost containment initiatives undertaken by private third-party payors may limit our future revenue and profitability.
•Possible changes in the case mix of patients, as well as payor mix and payment methodologies, could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.
•Our failure to negotiate favorable managed care contracts, or our loss of existing favorable managed care contracts, could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.
•Quality reporting requirements may negatively impact Medicare reimbursement.
•Value-based purchasing may negatively impact Medicare reimbursement.
•Any economic downturn, deepening of an economic downturn, continued deficit spending by the Federal Government or state budget pressures may result in a reduction in payments and covered services.
•A shortage of qualified nursing staff and other clinicians, such as therapists and nurse practitioners, could materially impact our ability to attract, train and retain qualified personnel and could increase operating costs.
•We may be more vulnerable to the effects of a public health emergency than other businesses due to the nature of our patient population and the physical proximity required by our operations, which could harm our business disproportionately to other businesses.
•Because we are limited in our ability to control rates received for our services, our business and consolidated financial condition, results of operations and cash flows could be materially adversely affected if we are not able to maintain or reduce our costs to provide such services.

•If we are unable to consistently provide high quality of care, our business will be adversely impacted.
•If we are unable to maintain relationships with existing patient referral sources, our business and consolidated financial condition, results of operations and cash flows could be materially adversely affected.
•Our industry is highly competitive, with few barriers to entry in certain states.
•The success of our high acuity care segment depends on our ability to enter into capitation and other forms of risk-based contracts with managed care health plans. If we are unsuccessful in obtaining these contracts or if we are unsuccessful in managing costs associated with risk-based contracts, our business and consolidated financial condition, results of operations and cash flows could be materially adversely affected.
•Our business depends on our information systems. A cyber-attack, security breach or our inability to effectively integrate, manage and keep our information systems secure and operational could disrupt our operations.
•Our insurance liability coverage may not be sufficient for our business needs.
•We may be subject to substantial malpractice or other similar claims.
•If we are unable to maintain our corporate reputation, our business may suffer.
•A write off of a significant amount of intangible assets or long-lived assets could have a material adverse effect on our consolidated financial condition and results of operations.
•Our operations could be impacted by war, terrorism, natural or man-made disasters and climate change.
•Inflation in the economy could negatively impact our business and results of operations.
•Our growth strategy depends on our ability to acquire additional care centers and integrate and operate these care centers effectively, make investments and enter into joint ventures and other strategic relationships. If our growth strategy is unsuccessful or we are not able to successfully integrate newly acquired care centers into our existing operations, our business and consolidated financial condition, results of operations and cash flows could be materially adversely affected.
•The indemnification provisions of acquisition agreements by which we have acquired companies may not fully protect us, and as a result, we may face unexpected liabilities.
•State efforts to regulate the establishment or expansion of health care providers could impair our ability to expand our operations.
•Federal regulation may impair our ability to consummate acquisitions or open new care centers.
•Divestitures or other dispositions could negatively impact our business, and contingent liabilities from businesses that we have sold could adversely affect our business and consolidated financial condition, results of operations and cash flows.
•We are subject to extensive government regulation. Any changes to the laws and regulations governing our business, or to the interpretation and enforcement of those laws or regulations, could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.
•We face periodic and routine reviews, audits and investigations under our contracts with federal and state government agencies and private payors, and these audits could have adverse findings that may negatively impact our business.
•If a care center fails to comply with the conditions of participation in the Medicare program, that care center could be subjected to sanctions or terminated from the Medicare program.
•We are subject to federal and state laws that govern our financial relationships with physicians and other health care providers, including potential or current referral sources.
•The No Surprises Act and similar price transparency initiatives could impact our relationships with patients and insurers.
•Delays in payment may cause liquidity problems.
•Changes in units of payment for home health agencies could reduce our Medicare home health reimbursement levels.

•The volatility and disruption of the capital and credit markets and adverse changes in the United States and global economies could impact our ability to access both available and affordable financing, and without such financing, we may be unable to achieve our objectives for strategic acquisitions and internal growth.
•Our indebtedness could impact our financial condition and impair our ability to fulfill other obligations.
•The agreements governing our indebtedness contain various covenants that limit our discretion in the operation of our business, and our failure to satisfy requirements in these agreements could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.
•The price of our common stock has been and may continue to be volatile, which could lead to securities litigation brought against us or cause investors to lose the value of their investment.
•Our Board of Directors may use anti-takeover provisions or issue stock to discourage a change of control.
•Our Bylaws designate the Court of Chancery of the State of Delaware or, if the Court of Chancery does not have jurisdiction, the federal court for the District of Delaware, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could discourage lawsuits against us and our directors, officers, employees and stockholders.
Risks Related to the Proposed Merger with UnitedHealth Group Incorporated ("UnitedHealth Group")
The proposed Merger is subject to the satisfaction of certain closing conditions, including government consents and approvals, some or all of which may not be satisfied or completed within the expected timeframe, if at all.
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
Each party’s obligation to consummate the Merger is also subject to the accuracy of the representations and warranties of the other party (subject to certain exceptions) and performance by each party of its respective obligations under the Merger Agreement, including an agreement by us to use our reasonable best efforts to carry on our business in all material respects in the ordinary course, consistent with past practice, and to preserve our business organization and relationships with customers, suppliers, licensors, licensees and other third parties, and to comply with certain operating covenants. In addition, the Merger Agreement may be terminated under certain specified circumstances, including, but not limited to, (1) if our board of directors makes an Amedisys Recommendation Change (as defined in the Merger Agreement) or (2) by our board of directors in order for us to enter into a definitive agreement for an alternative transaction with a third-party with respect to an unsolicited Amedisys Superior Proposal (as defined in the Merger Agreement). As a result, we cannot assure you that the Merger will be completed, even though our stockholders approved the Merger, or that, if completed, it will be exactly on the terms set forth in the Merger Agreement or within the expected time frame.
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
•we may be required to reimburse UnitedHealth Group for the $106,000,000 termination fee payment that UnitedHealth Group, on our behalf, paid to Option Care Health Inc. ("OPCH") in connection with the termination of the Agreement and Plan of Merger (the "OPCH Merger Agreement"), dated as of May 3, 2023, by and among Amedisys, OPCH and Uintah Merger Sub, Inc. ("OPCH Merger Sub") under certain circumstances;
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
In certain instances, the Merger Agreement requires us to pay a termination fee to UnitedHealth Group, which could affect the decisions of a third-party considering making an alternative acquisition proposal.
Under the terms of the Merger Agreement, we may be required to pay UnitedHealth Group a termination fee of $125,000,000 under specified conditions, including in the event the Merger Agreement is terminated due to a recommendation change by our board of directors, the termination of the Merger Agreement by our board of directors in order for us to enter into a definitive agreement with a third-party for an alternative transaction with respect to an unsolicited Amedisys Superior Proposal or under certain circumstances where a proposal for an alternative transaction has been made to us and, within 12 months following termination, we enter into a definitive agreement providing for an alternative transaction or consummate an alternative transaction. Further, under specified circumstances, we may be required to reimburse UnitedHealth Group for the $106,000,000 termination fee payment that UnitedHealth Group, on our behalf, paid to OPCH in connection with the termination of the OPCH Merger Agreement. These payments could affect the structure, pricing and terms proposed by a third-party seeking to acquire or merge with us and could discourage a third-party from making a competing acquisition proposal, including a proposal that would be more favorable to our stockholders than the Merger.
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
Following the announcement of the Merger and the filing of the Definitive Proxy Statement, purported stockholders filed complaints and sent Amedisys demand letters alleging that the Definitive Proxy Statement omitted material information that rendered it misleading or incomplete in violation of federal securities laws and that the Amedisys Board breached their fiduciary duties. Certain of the complaints have sought, among other things, an injunction enjoining the consummation of the Merger unless and until certain additional information is disclosed to Amedisys stockholders, rescissory damages, an accounting to the plaintiff for all damages suffered as a result of Amedisys' and Amedisys' Board's alleged wrongdoing, costs of the action including plaintiffs' attorneys' fees and experts' fees, and other relief the court may deem just and proper. Amedisys also received a demand from a purported stockholder in connection with the Definitive Proxy Statement seeking to inspect certain Amedisys corporate books and records under Section 220 of the Delaware General Corporation Law. See the Company's Current Report on Form 8-K dated September 1, 2023 for additional information. Amedisys believes that the allegations in the complaints, demand letters and Section 220 demand letters lack merit and that Amedisys' disclosures have at all times complied with the applicable laws.
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
Our net service revenue is primarily derived from Medicare, which accounted for 73%, 74% and 75% of our consolidated net service revenue during 2023, 2022 and 2021, respectively. Payments received from Medicare are subject to changes made through federal legislation. When such changes are implemented, we must also modify our internal billing processes and procedures accordingly, which can require significant time and expense. These changes, as further detailed in Part I, Item 1, “Business: Payment for Our Services,” can include changes to base payments and adjustments for home health services, changes to cap limits and per diem rates for hospice services and changes to Medicare eligibility and documentation requirements or changes designed to restrict utilization. Any such changes, including retroactive adjustments, adopted in the future by CMS could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.
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
Our non-Medicare revenue and profitability are affected by continuing efforts of third-party payors to maintain or reduce costs of health care by lowering payment rates, narrowing the scope of covered services, increasing case management review of services and negotiating pricing. There can be no assurance that third-party payors will make timely payments for our services, and there is no assurance that we will continue to maintain our current payor or revenue mix. We are continuing our efforts to develop our non-Medicare sources of revenue. Any changes in payment levels from current or future third-party payors could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.
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
Hospice quality reporting was mandated by the Patient Protection and Affordable Health Care Act and the Health Care and Education Reconciliation Act ("PPACA"), which directs the Secretary to establish quality reporting requirements for hospice programs. Failure to submit required quality data will result in a specified reduction to the market basket percentage increase for that fiscal year. This quality reporting program is currently “pay-for-reporting,” meaning it is the act of submitting data that determines compliance with program requirements.
On July 28, 2023, CMS issued a final rule (CMS-1787-F) which updated Medicare hospice payments and the aggregate cap amount for fiscal year 2024 (the "FY 2024 Hospice Final Rule") in accordance with existing statutory and regulatory requirements. The FY 2024 Hospice Final Rule also finalized the codification of the Hospice Quality Reporting Program ("HQRP") data submission threshold policy adopted in the fiscal year ("FY") 2016 Hospice Final Rule at §418. Section 1814(i)(5)(A)(i) of the Act was amended to change the payment reduction for failing to meet hospice quality reporting requirements from 2 to 4 percentage points. Therefore, beginning in FY 2024 and for each subsequent year, hospices that fail to meet quality reporting requirements will receive a 4 percentage point reduction to the annual hospice payment update percentage increase for the year. The FY 2024 rate for hospices that do not submit the required quality data would be updated to -0.9%, which is the FY 2024 hospice payment update percentage of 3.1% minus 4 percentage points.

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
Both government and private payors are increasingly looking to value-based purchasing to contain costs. Value-based purchasing focuses on quality of outcomes and efficiency of care, rather than quantity of care. The first performance year of the expanded value-based purchasing model began on January 1, 2023, and the model has been expanded to all 50 states. Under the expanded model, home health agencies receive adjustments to their Medicare fee-for-service payments based on their performance against a set of quality measures, relative to their peers' performance. Performance on these quality measures in a specified year (performance year) impacts payment adjustments in a later year (payment year). CMS may also create a similar plan for hospices in the future. Government and private payors’ implementation of value-based purchasing requirements could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. The Calendar Year 2024 Home Health Final Rule noted that agencies certified in the value-based purchasing model before January 1, 2022 will have a reduction or an increase to their Medicare payments by up to 5% based on their performance on specified quality measures, beginning in CY 2025.
Any economic downturn, deepening of an economic downturn, continued deficit spending by the Federal Government or state budget pressures may result in a reduction in payments and covered services.
Adverse developments in the United States could lead to a reduction in Federal Government expenditures, including governmentally funded programs in which we participate, such as Medicare and Medicaid. In addition, if at any time the Federal Government is not able to meet its debt payments unless the federal debt ceiling is raised, and legislation increasing the debt ceiling is not enacted, the Federal Government may stop or delay making payments on its obligations, including funding for government programs in which we participate, such as Medicare and Medicaid. Failure of the government to make payments under these programs could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. Further, any failure by the United States Congress to complete the federal budget process and fund government operations may result in a Federal Government shutdown, potentially causing us to incur substantial costs without reimbursement under the Medicare program, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. As an example, the failure of the 2011 Joint Select Committee to meet its Deficit Reduction goal resulted in a reduction in Medicare home health and hospice payments of 2% beginning April 1, 2013 ("sequestration" - suspended from May 1, 2020 through March 31, 2022; reinstated at 1% for the period April 1, 2022 through June 30, 2022 and at 2% thereafter).
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
We compete for qualified personnel with other healthcare providers. Our ability to attract and retain clinicians depends on several factors, including our ability to provide these personnel with attractive assignments and competitive salaries and benefits. We cannot be assured we will succeed in any of these areas. In addition, there are shortages of qualified health care personnel in some of our markets. As a result, we may face higher costs of attracting clinicians and providing them with more attractive benefit packages than we originally anticipated, or we may have to utilize contract clinicians, both of which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. In addition, if we expand our operations into geographic areas where health care providers historically have been unionized, or if any of our care center employees become unionized, being subject to a collective bargaining agreement may have a negative impact on our ability to timely and successfully recruit qualified personnel and may increase our operating costs. In some circumstances, we may have to hire contract clinicians to fulfill staffing needs, which could increase the risk of an adverse patient event. Generally, if we are unable to attract and retain clinicians, the quality of our services may decline, and we could lose patients and referral sources, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.
We may be more vulnerable to the effects of a public health emergency than other businesses due to the nature of our patient population and the physical proximity required by our operations, which could harm our business disproportionately to other businesses.
The majority of our patients are older individuals and/or individuals with complex medical challenges or multiple ongoing diseases, many of whom may be more vulnerable than the general public during a pandemic or in a public health emergency. Our employees are also at greater risk of contracting contagious diseases due to their increased exposure to vulnerable individuals. Our employees could also have difficulty attending to our patients if a program of social distancing or quarantine is instituted in response to a public health emergency. In addition, we may expand existing internal policies in a manner that may have a similar effect. If the virus that causes COVID-19 and its potentially more contagious variants cause an additional resurgence of infections of COVID-19, if new variants that are resistant to government approved COVID-19 vaccinations continue to emerge, or if an influenza or other pandemic were to occur, we could suffer significant losses to our patient population or a reduction in the availability of our employees and caregivers, and we could be required to hire replacements for affected workers at an inflated cost. Accordingly, public health emergencies could have a disproportionate material adverse effect on our financial condition, results of operations and cash flows.
Because we are limited in our ability to control rates received for our services, our business and consolidated financial condition, results of operations and cash flows could be materially adversely affected if we are not able to maintain or reduce our costs to provide such services.
As Medicare is our primary payor and rates are established through federal legislation, we have to manage our costs of providing care to achieve a desired level of profitability. Additionally, non-Medicare rates are difficult for us to negotiate as such payors are under pressure to reduce their own costs. As a result, we manage our costs in order to achieve a desired level of profitability, including, but not limited to, centralization of various processes, the use of technology and management of the number of employees utilized. If we are not able to continue to streamline our processes and reduce our costs, our business and consolidated financial condition, results of operations and cash flows could be materially adversely affected.
If we are unable to consistently provide high quality of care, our business will be adversely impacted.
Providing quality patient care is the cornerstone of our business. We believe that hospitals, physicians and other referral sources refer patients to us in large part because of our reputation for delivering quality care. Clinical quality has become increasingly important within our industry. Medicare imposes a financial penalty upon hospitals that have excessive rates of patient readmissions within 30 days from hospital discharge. We believe this regulation provides a competitive advantage to home health providers who can differentiate themselves based upon quality, particularly by achieving low patient acute care hospitalization readmission rates and by implementing disease management programs designed to be responsive to the needs of patients served by referring hospitals. We are focused intently upon improving our patient outcomes, particularly our patient acute care hospitalization readmission rates. If we should fail to attain our goals regarding acute care hospitalization readmission rates and other quality metrics, we expect our ability to generate referrals would be adversely impacted, which could have a material adverse effect upon our business and consolidated financial condition, results of operations and cash flows.

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
There are few barriers to entry in home health and hospice markets that do not require a CON, POA or FNR. Our primary competition comes from local privately-owned, publicly-owned and hospital-owned health care providers. We compete based on the availability of personnel, the quality of services, expertise of visiting staff and, in certain instances, on the price of our services. In addition, we compete with a number of non-profit organizations and tax-supported governmental agencies that finance acquisitions and capital expenditures on a tax-exempt or tax-favorable basis or receive charitable contributions that are unavailable to us. Increased competition in the future may limit our ability to maintain or increase our market share.
Further, the introduction of new and enhanced service offerings by others, in combination with industry consolidation and the development of strategic relationships by our competitors (including mergers of competitors with each other and with insurers) could cause a decline in revenue or loss of market acceptance of our services or make our services less attractive.
Managed care organizations and other third-party payors continue to consolidate, which enhances their ability to influence the delivery of health care services. Consequently, the health care needs of patients in the United States are increasingly served by a smaller number of managed care organizations. These organizations generally enter into service agreements with a limited number of providers. Our business and consolidated financial condition, results of operations and cash flows could be materially adversely affected if these organizations terminate us as a provider and/or engage our competitors as a preferred or exclusive provider. In addition, should private payors, including managed care payors, seek to negotiate additional discounted fee structures or the assumption by health care providers of all or a portion of the financial risk through prepaid capitation arrangements, our business and consolidated financial condition, results of operations and cash flows could be materially adversely affected.
If we are unable to react competitively to new developments, our operating results may suffer. State CON, POA or FNR laws often limit the ability of competitors to enter into a given market, are not uniform throughout the United States and are frequently the subject of efforts to limit or repeal such laws. If states remove existing CONs, POAs or FNRs, we could face increased competition in these states. There can be no assurances that other states will not seek to eliminate or limit their existing CON, POA or FNR programs, which could lead to increased competition in these states. Further, we cannot assure you that we will be able to compete successfully against current or future competitors, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.
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
As a healthcare provider, we face increased legal and regulatory compliance risk in the event of a cyber-attack. Healthcare providers and health insurance plans must comply with the HIPAA regulations regarding the privacy and security of protected health information. The HIPAA regulations impose significant requirements on providers with regard to how such protected health information may be used and disclosed. Further, the regulations include extensive and complex requirements for providers to establish reasonable and appropriate administrative, technical and physical safeguards to ensure the confidentiality, integrity and availability of protected health information. Even when providers establish reasonable and appropriate administrative, technical and physical safeguards, it is difficult to fully protect information systems from a breach or security incident. In the event the provider experiences a "breach" and protected health information is compromised, providers are obligated under HIPAA to notify individuals, the government, and in the event the breach involves 500 or more individuals, the media. HIPAA directs the Secretary of HHS to provide for periodic audits to ensure covered entities (and their business associates, as that term is defined under HIPAA) comply with the applicable HIPAA requirements. Entities within the U.S. that are found to be in violation of HIPAA may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance.
In addition to federal regulators, state attorneys general are also enforcing proactive security protocols and reporting requirements relating to information security breaches. All 50 states and the U.S. territories have breach notification laws; some of these laws also include proactive data security requirements. In addition to state laws regarding confidentiality of medical information, several states expanded state privacy laws regarding personal information which is more broadly defined than medical information.
Our networks, systems and devices store sensitive information, including intellectual property, proprietary business information and personal information of our patients, partners and employees. We have installed a number of protective technology systems and devices on our network, systems and point of care tablets in an attempt to prevent unauthorized access to information created, received, transmitted and maintained by us. However, healthcare companies are routinely targeted by threat actors, and no level of security can guarantee that cybersecurity incidents will not occur. In the event of a sophisticated ransomware attack, malware, viruses, phishing or social engineering, our technology may fail to adequately secure the protected health information and personal information we create, receive, transmit and maintain in our databases. In such circumstances, we may be held liable to our patients and regulators, which could result in fines, litigation or adverse publicity that could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. Even if we are not held liable, any resulting negative publicity could harm our business and distract the attention of management.
Our business depends on effective, secure and operational information systems that include systems provided by or hosted by external contractors, partners and other service providers. For example, our care centers depend upon our information systems and software for patient care, accounting, billing, collections, risk management, quality assurance, human resources, payroll and other information considered to be sensitive and/or confidential, including protected health information. These third-party vendors or "business associates", in the event the vendor creates, receives, transmits or maintains protected health information on our behalf, are required to comply with substantially the same HIPAA requirements as the healthcare provider. This is accomplished through the use of "Business Associate Agreements" with vendors. However, third- and fourth-party security incidents and supply-chain cyber attacks have been increasingly common, and there is no way for an organization to ensure that such incidents and attacks do not occur. The occurrence of any information system failure, breach or security incident, or a vendor's breach of the Business Associate Agreement could result in interruptions, delays, breaches of protected health information and personal information, loss or corruption of data and cessations or interruptions in the availability of these systems and the information they create, receive, transmit or maintain. Any of these events or circumstances, among others, could have an adverse effect on our business and consolidated financial condition, results of operations and cash flows, and they could harm our business reputation.
In general, all information systems, including those we host or have hosted by third parties, are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, human error, malicious acts, break-ins and other intentional or unintentional events. Our business is also at risk from and may be materially impacted and/or disrupted by information security incidents, such as ransomware, malware, viruses, phishing, social engineering and other security events. Such incidents can range from individual attempts to gain unauthorized access to information technology systems to more sophisticated security threats. These events can also result from internal compromises, such as human error or a rogue employee or contractor, and can occur on our systems or on the systems of our partners and subcontractors. Additionally, our current information systems are subject to other non-environmental risks, including technological obsolescence, in some instances, which may create increased security and/or operational risk.
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
As cyber threats continue to evolve, we may be required to expend significant capital and other resources to protect against the threat of security breaches or to mitigate and alleviate problems caused by security incidents, including unauthorized access to protected health information and personal information stored in our information systems and the introduction of computer viruses or other malicious software programs to our systems. If we don't expend capital and other resources to continually enhance our security systems, our security measures may be inadequate to prevent security breaches, and our business operations and reputation could be materially adversely affected by federal and state fines and penalties, legal claims or proceedings, cancellation of contracts and loss of patients if security breaches are not prevented. The healthcare industry is currently a target for cyber criminals and is therefore experiencing increased scrutiny from federal and state regulators with respect to compliance with regulations designed to safeguard protected health information and mitigate cyber-attacks. There are significant costs associated with a breach, including investigation costs, remediation and mitigation costs, notification costs, attorney fees, litigation and the potential for reputational harm and lost revenues due to a loss in confidence in the provider. We cannot predict the costs to comply with these laws or the costs associated with a potential breach of protected health information, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows, and our business reputation.
If we are subject to cyber-attacks or security breaches in the future, this could result in harm to patients; business interruptions and delays; the loss, misappropriation, corruption or unauthorized access of data; litigation and potential liability under privacy, security and consumer protection laws or other applicable laws; reputational damage and federal and state governmental inquiries. Any such problems or failures and the costs incurred in correcting any such problems or failures could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. Further, to the extent our external information technology contractors or other service providers have their own cyber-attack, security event or information technology failure, become insolvent or fail to support the software or systems we have licensed from them, our operations could be materially adversely affected. A failure to restore our information systems after the occurrence of any of these events could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. Because of the protected health information we store and transmit, loss of electronically stored information for any reason could expose us to risk of regulatory action and litigation and possible liability and loss.
We believe we have all the necessary licenses from third parties to use technology and software that we do not own. A third-party could, however, allege that we are infringing its rights, which may deter our ability to obtain licenses on commercially reasonable terms from the third-party, if at all, or cause the third-party to commence litigation against us. In addition, we may find it necessary to initiate litigation to protect our trade secrets, to enforce our intellectual property rights and to determine the scope and validity of any proprietary rights of others. Any such litigation, or the failure to obtain any necessary licenses or other rights, could materially and adversely affect our business.
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
As of February 16, 2024, we have approximately 19,000 employees (11,600 home health, 6,000 hospice, 200 high acuity care and 1,000 corporate employees). In addition, we employ direct care workers on a contractual basis to support our existing workforce. Due to the nature of our business, we, through our employees and caregivers who provide services on our behalf, may be the subject of medical malpractice claims. A court could find these individuals should be considered our agents, and, as a result, we could be held liable for their acts or omissions. We cannot predict the effect that any claims of this nature, regardless of their ultimate outcome, could have on our business or reputation or on our ability to attract and retain patients and employees. While we maintain malpractice liability coverage that we believe is appropriate given the nature and breadth of our operations, any claims against us in excess of insurance limits, or multiple claims requiring us to pay deductibles, could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.
If we are unable to maintain our corporate reputation, our business may suffer.
Our success depends on our ability to maintain our corporate reputation, including our reputation for providing quality patient care and for compliance with Medicare requirements and the other laws to which we are subject. Adverse publicity surrounding any aspect of our business, including the death or disability of any of our patients due to our failure to provide proper care, or due to any failure on our part to comply with Medicare requirements, HIPAA requirements or other laws to which we are subject, could negatively affect our Company’s overall reputation and the willingness of referral sources to refer patients to us. Further, the poor performance, reputation or negative conduct of competitors may have spillover effects that adversely affect the industry and our brand.
A write off of a significant amount of intangible assets or long-lived assets could have a material adverse effect on our consolidated financial condition and results of operations.
A significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate or slower growth rates could result in the need to perform an impairment analysis under Accounting Standards Codification (“ASC”) Topic 350 “Intangibles – Goodwill and Other” in future periods in addition to our annual impairment test. If we were to conclude that a write down of goodwill is necessary, then we would record the appropriate charge, which could result in material charges that are adverse to our consolidated financial condition and results of operations. See Part II, Item 8, Note 6 – Goodwill and Other Intangible Assets, Net to our consolidated financial statements for additional information.
Because we have grown in part through acquisitions, goodwill and other acquired intangible assets represent a substantial portion of our assets. Goodwill was $1.2 billion as of December 31, 2023, and if we make additional acquisitions, it is likely that we will record additional goodwill and intangible assets in our consolidated financial statements. We also have long-lived assets consisting of property and equipment, operating lease right of use assets and other identifiable intangible assets of $233.5 million as of December 31, 2023, which we review on a periodic basis as well as when events or circumstances indicate that the carrying amount of an asset may not be recoverable. If a determination that a significant impairment in value of our unamortized intangible assets or long-lived assets occurs, such determination could require us to write off a substantial portion of our assets. A write off of these assets could have a material adverse effect on our consolidated financial condition and results of operations.
Our operations could be impacted by war, terrorism, natural or man-made disasters and climate change.
The Company's business may be adversely affected by instability, disruption or destruction in a geographic region in which it operates, regardless of cause, including war, terrorism, riot, civil insurrection or social unrest, climate change, natural or man-made disasters and extreme weather conditions, such as hurricanes, tornadoes, wildfires, earthquakes, floods and severe snow storms. Any such event in the markets in which we operate could not only impact the day-to-day operations of our care centers but could also disrupt our relationships with patients, employees and referral sources located in the affected areas and, in the case of our corporate office, our ability to provide administrative support services, including billing and collection services. In addition, any episode of care that is not completed due to such an event will generally result in lower revenue for the episode. Our corporate office and a number of our care centers are located in the southeastern United States and the Gulf Coast Region, increasing our exposure to hurricanes and flooding. Moreover, global climate change could increase the intensity of individual hurricanes or the number of hurricanes that occur each year. Even if our facilities are not directly damaged, we may experience considerable disruptions in our operations due to property damage or electrical outages experienced in storm-affected areas by our care givers, payors, vendors and others. Additionally, long-term adverse weather conditions, whether caused by global climate change or otherwise, could cause an outmigration of people from the communities where our care centers are located. If any of the circumstances described above occur, there could be a harmful effect on our business and our results of operations could be adversely affected.
Further, the current Russia-Ukraine conflict has created extreme volatility in the global financial markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility or disruptions or similar disruptions caused by the Israel-Hamas War may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Our business, financial condition and results of operations may be materially and adversely affected by any negative impact on the global economy resulting from the conflict in Ukraine, the Middle East or any other geopolitical tensions.
Inflation in the economy could negatively impact our business and results of operations.
Recently, inflation has increased throughout the United States economy. Our operations have been materially impacted by the recent inflationary environment as we have experienced higher labor costs and increases in supply costs, fuel costs and mileage reimbursements. Additionally, cost increases may outpace our expectations, causing us to use our cash and other liquid assets faster than forecasted. If we are unable to successfully manage the effects of inflation, our business, operating results, cash flows and financial condition may be adversely affected.
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
Some states require health care providers (including skilled nursing facilities, hospice care centers, home health care centers and assisted living facilities) to obtain prior approval, known as a CON, POA or FNR, in order to commence operations (see Part I, Item 1, “Our Regulatory Environment” for additional information on CONs, POAs and FNRs). If we are not able to obtain such approvals, our ability to expand our operations could be impaired, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.
Federal regulation may impair our ability to consummate acquisitions or open new care centers.
Changes in federal laws or regulations may materially adversely impact our ability to acquire care centers or open new start-up care centers. For example, the Social Security Act provides the Secretary with the authority to impose temporary moratoria on the enrollment of new Medicare providers, if deemed necessary to combat fraud, waste or abuse under government programs. While there are no active Medicare moratoria, there can be no assurance that CMS will not adopt a moratorium on new providers in the future. Additionally, in 2010, CMS implemented and amended a regulation known as the “36 Month Rule” that is applicable to home health and hospice care center acquisitions. Subject to certain exceptions, the 36 Month Rule prohibits buyers of certain home health and hospice care centers, those that either enrolled in Medicare or underwent a change in majority ownership fewer than 36 months prior to the acquisition, from assuming the Medicare billing privileges of the acquired care center. The 36 Month Rule may restrict bona fide transactions and potentially block new investments in home health and hospice agencies. These changes in federal laws and regulations, and similar future changes, may further increase competition for acquisition targets and could have a material detrimental impact on our acquisition strategy. Further, some states have enacted laws requiring merging parties in healthcare-related transactions to notify state agencies and observe waiting periods (e.g., from 30 days to, in some cases, months) prior to closing.
Divestitures or other dispositions could negatively impact our business, and contingent liabilities from businesses that we have sold could adversely affect our business and consolidated financial condition, results of operations and cash flows.
We continually assess the strategic fit of our existing businesses and may divest, spin-off or otherwise dispose of businesses that are deemed not to fit with our strategic plan or are not achieving the desired return on investment. These transactions pose risks and challenges that could negatively impact our business and results of operations. For example, when we decide to sell or otherwise dispose of a business or assets, we may be unable to do so on satisfactory terms within our anticipated timeframe or at all, and even after reaching a definitive agreement to sell or dispose a business, the sale is typically subject to satisfaction of pre-closing conditions which may not become satisfied. In addition, divestitures or other dispositions may dilute our earnings per share, have other adverse tax, financial and accounting impacts and distract management, and disputes may arise with buyers. In addition, we may retain responsibility for and/or agree to indemnify buyers against some known and unknown contingent liabilities related to certain businesses or assets we sell or dispose. Any of these conditions or liabilities may negatively impact our results of operations and cash flows.
Risks Related to Laws and Government Regulations
We are subject to extensive government regulation. Any changes to the laws and regulations governing our business, or to the interpretation and enforcement of those laws or regulations, could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.
Our industry is subject to extensive federal and state laws and regulations. See Part I, Item 1, “Our Regulatory Environment” for additional information on such laws and regulations. Federal and state laws and regulations impact how we conduct our business, the services we offer and our interactions with patients, our employees and the public and impose certain requirements on us related to:
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
•utilization of services;
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
Additionally, we are subject to various routine and non-routine reviews, audits and investigations by the Medicare and Medicaid programs and other federal and state governmental agencies, which have various rights and remedies against us if they establish that we have overcharged the programs or failed to comply with program requirements. We are also subject to potential lawsuits under the federal False Claims Act and other federal and state whistleblower statutes designed to combat fraud and abuse in our industry. Violation of the laws governing our operations or changes in interpretations of those laws could result in the imposition of fines, civil or criminal penalties, the termination of our rights to participate in federal and state-sponsored programs and/or the suspension or revocation of our licenses. If we become subject to material fines or if other sanctions or other corrective actions are imposed on us, our business and consolidated financial condition, results of operations and cash flows could be materially adversely affected.
We face periodic and routine reviews, audits and investigations under our contracts with federal and state government agencies and private payors, and these audits could have adverse findings that may negatively impact our business.
As a result of our participation in the Medicare and Medicaid programs, we are subject to various governmental reviews, audits and investigations to verify our compliance with these programs and applicable laws and regulations. We also are subject to audits under various federal and state government programs in which third-party firms engaged by CMS, including Recovery Audit Contractors (“RACs”), Zone Program Integrity Contractors (“ZPICs”), Uniform Program Integrity Contractors ("UPICs"), Program Safeguard Contractors (“PSCs”), Medicaid Integrity Contractors (“MICs”), Supplemental Medical Review Contractors (“SMRCs”) and the Office of the Inspector General ("OIG"), conduct extensive reviews of claims data and medical and other records to identify potential improper payments under the Medicare program. Additionally, private pay sources reserve the right to conduct audits. If billing errors are identified in the sample of reviewed claims, the billing error can be extrapolated to all claims filed which could result in a larger overpayment than originally identified in the sample of reviewed claims. Our costs to respond to and defend reviews, audits and investigations may be significant and could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. Moreover, an adverse review, audit or investigation could result in:
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
Each of our care centers must comply with required conditions of participation in the Medicare program. If we fail to meet the conditions of participation at a care center, we may receive a notice of deficiency from the applicable state surveyor. If that care center then fails to institute an acceptable plan of correction to remediate the deficiency within the correction period provided by the state surveyor, that care center could be terminated from the Medicare program or subjected to alternative sanctions. CMS may impose temporary management, direct a plan of correction, direct training or impose payment suspensions and civil monetary penalties, in each case, upon providers who fail to comply with the conditions of participation. Termination of one or more of our care centers from the Medicare program for failure to satisfy the program’s conditions of participation or the imposition of alternative sanctions could disrupt operations, require significant attention by management or have a material adverse effect on our business and reputation and consolidated financial condition, results of operations and cash flows.
We are subject to federal and state laws that govern our financial relationships with physicians and other health care providers, including potential or current referral sources.
As stated in Part I, Item 1, "Our Regulatory Environment" of this document pertaining to Federal and State Anti-Fraud and Abuse Laws and Regulations, we are required to comply with various federal anti-fraud and abuse laws, including the federal Anti-Kickback Statute, the Stark or Physician Self-Referral Law, the False Claims Act and Civil Monetary Penalties Law, as well as state laws and regulations.
Although we believe we have structured our relationships with physicians and other actual or potential referral sources to comply with these laws where applicable, the laws are complex, and the Stark Law contains a number of strict liability provisions under which no intent to violate the law is required for a violation to be found. It is possible that courts or regulatory agencies may interpret state and federal anti-kickback laws and/or the Stark Law and similar state laws regulating relationships between health care providers and physicians in ways that will adversely implicate our practices or that isolated instances of noncompliance may occur. Violations of federal or state anti-kickback laws or the Stark Law could lead to criminal or civil fines or other sanctions, including repayment of federal health care program payments related to these arrangements, denials of government program reimbursement or even exclusion from participation in governmental health care programs, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. It is possible that a claim that results from a kickback or is made in violation of the Stark Law also may render it false or fraudulent, creating further potential liability under the federal False Claims Act, discussed above.
The No Surprises Act and similar price transparency initiatives could impact our relationships with patients and insurers.
Effective January 1, 2022, the No Surprises Act, enacted as part of the Consolidated Appropriations Act, 2021, creates price transparency requirements, including (i) requiring providers to send to patients or their health plan a good faith estimate of the expected charges and diagnostic codes prior to furnishing scheduled items or services and (ii) prohibiting providers from charging patients an amount beyond the in-network cost sharing amount for services rendered by out-of network providers, subject to limited exceptions. Price transparency initiatives such as the No Surprises Act may impact our ability to obtain or maintain favorable contract terms and may impact our competitive position and our relationships with patients and insurers.

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
On May 29, 2018, CMS issued a notice indicating its intention to re-launch a home health agency pre-claim review demonstration project. Now called the Review Choice Demonstration for Home Health Services ("RCD") and fully implemented in six states (Florida, Illinois, North Carolina, Ohio, Texas and Oklahoma), RCD gives home health agencies three initial options: pre-claim review of all claims, post-payment review of all claims or minimal post-payment review with a 25% payment reduction for all home health services. Reduced review options are available for home health agencies that demonstrate compliance.
CMS has also implemented the Targeted Probe and Educate ("TPE") program for home health and hospice providers to help reduce provider claim denials and educate providers on appropriate billing practices. Under the TPE program, Medicare Administrative Contractors ("MACs") use data analysis to identify providers who have high claim error rates, unusual billing practices or provide services that have high national error rates. If a provider is selected for a TPE review by a MAC, the initial volume of claims reviewed is limited to 20 to 40 claims and can include up to three rounds of claims review, if necessary, with corresponding provider education and a subsequent period to allow for improvement. If results do not improve sufficiently after three rounds, the MAC may refer the provider to CMS for further action which may include 100% prepay review, extrapolation, referral to a Recovery Auditor and/or referral for revocation from the Medicare program. Providers will not be under TPE review and RCD at the same time. Providers currently on TPE review will be removed prior to CMS implementing RCD in that particular state.
Compliance with the RCD and TPE processes has resulted in increased administrative costs and delays in reimbursement for services in the states subject to RCD and TPE review. These delays could materially adversely affect our working capital.
Additionally, our hospice operations may experience payment delays when attempting to collect funds from state Medicaid programs in certain instances. Delays in receiving payments from these programs may also materially adversely affect our working capital.
Changes in units of payment for home health agencies could reduce our Medicare home health reimbursement levels.
Effective January 1, 2020, CMS implemented a revised case-mix adjustment methodology, the Patient-Driven Groupings Model ("PDGM"). Although this payment change was to be implemented in an overall budget neutral manner, the ultimate impact varied by provider based on factors including patient mix and admission source. Additionally, CMS made assumptions about behavior changes which resulted in a 4.36% reduction to reimbursement. Accordingly, the adoption of PDGM had a negative impact on our Medicare revenue per episode in 2020. Additionally, in the Calendar Year 2023 and 2024 Home Health Final Rules, CMS finalized permanent reductions in reimbursement totaling -3.5% and -2.6%, respectively, based on the difference between assumed and actual behavioral changes resulting from the implementation of PDGM. The permanent adjustments were only half of the behavioral adjustments initially proposed. CMS had concerns about implementing the full adjustments given the impact such a large decrease would have on providers. CMS will consider the remaining adjustments in future rulemaking. In addition to the permanent adjustments, CMS also has the discretion to make temporary adjustments through Calendar Year 2026. Payment updates could continue to negatively impact our rates of reimbursement in future years and have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. See Part I, Item 1, “Our Regulatory Environment – Home Health Payment Reform” for additional information.
The volatility and disruption of the capital and credit markets and adverse changes in the United States and global economies could impact our ability to access both available and affordable financing, and without such financing, we may be unable to achieve our objectives for strategic acquisitions and internal growth.
While we intend to finance strategic acquisitions and internal growth with cash flows from operations and borrowings under our revolving credit facility, we may require sources of capital in addition to those presently available to us. Uncertainty in the capital and credit markets may impact our ability to access capital on terms acceptable to us (i.e. at attractive/affordable rates) or at all, and this may result in our inability to achieve present objectives for strategic acquisitions and internal growth. Further, in the event we need additional funds and are unable to raise the necessary funds on acceptable terms, our business and consolidated financial condition, results of operations and cash flows could be materially adversely affected.

Our indebtedness could impact our financial condition and impair our ability to fulfill other obligations.
As of December 31, 2023, we had total outstanding indebtedness, excluding finance leases, of approximately $371.9 million. Our level of indebtedness could have a material adverse effect on our business and consolidated financial position, results of operations and cash flows and could impair our ability to fulfill other obligations in several ways, including:
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
The agreements governing our indebtedness contain various covenants that limit our discretion in the operation of our business, and our failure to satisfy requirements in these agreements could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.
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
The price at which our common stock trades has experienced significant volatility in prior years and may continue to be volatile. Various factors have impacted, and may continue to impact, the price of our common stock, including among others:
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
Additionally, if the proposed merger with UnitedHealth Group is not completed within the expected timeframe, or at all, we may experience negative reactions from the financial markets, including negative impacts on our stock price, and it is uncertain when, if ever, the price of our shares would return to the prices at which our shares currently trade.
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
The activities of short sellers could reduce the price or prevent increases in the price of our common stock. “Short sale” is defined as the sale of stock by an investor that the investor does not own. Typically, investors who sell short believe the price of the stock will fall, and anticipate selling shares at a higher price than the purchase price at which they will buy the stock. As of December 31, 2023, investors held a short position of approximately 2.9 million shares of our common stock which represented 9% of our outstanding common stock. The anticipated downward pressure on our stock price due to actual or anticipated sales of our stock by some institutions or individuals who engage in short sales of our common stock could cause our stock price to decline.
Our Board of Directors may use anti-takeover provisions or issue stock to discourage a change of control.
We are party to the Merger Agreement with UnitedHealth Group, which will result in a change in control of Amedisys, if completed. As such, the below anti-takeover provisions are inapplicable to the proposed Merger.
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

We have implemented other anti-takeover provisions or provisions that could have an anti-takeover effect, including advance notice requirements for director nominations and stockholder proposals, no cumulative voting for directors, requirements that director vacancies are filled by remaining directors (including vacancies resulting from removal) and that the number of directors is fixed by the Board of Directors as well as the ability for the Board of Directors to increase or decrease the size of the Board of Directors without stockholder approval (within the range set forth in our Certificate of Incorporation and Bylaws). These provisions, and others that our Board of Directors may adopt hereafter, may discourage offers to acquire us and may permit our Board of Directors to choose not to entertain offers to purchase us, even if such offers include a substantial premium to the market price of our stock. Therefore, our stockholders may be deprived of opportunities to profit from a change of control.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
Amedisys recognizes the importance of assessing, identifying and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things, operational disruption, intellectual property theft, fraud, extortion, harm to employees or patients, violation of privacy or security laws and other litigation and legal risk. Amedisys has implemented various cybersecurity processes, technologies and controls to enhance our efforts to assess, identify and manage such material risks.
Amedisys deploys a range of tools and services, including regular network and endpoint monitoring, vulnerability assessments and penetration testing, to inform our leadership team of cybersecurity-based risks. In addition, we schedule tabletop exercises with management and other employees to test our cyber incident response plans. Amedisys has also received HITRUST certification for our internally developed applications which allows us to baseline our program to industry standards and best practices.
Our cybersecurity program includes controls designed to identify, protect against, detect, respond to and recover from cybersecurity incidents (as such term is defined in Item 106(a) of Regulation S-K) and to provide for the availability of critical data and systems to maintain regulatory compliance. These controls include the following activities:
•Closely monitoring emerging data protection laws and implementing needed changes to our processes in order to comply.
•Conducting annual cybersecurity management and incident training for all employees of the organization.
•Requiring employees and third parties who provide services on our behalf to treat customer information and data with care.

•Leveraging the HITRUST incident handling framework to help us identify, protect, detect, respond and recover when there is an actual or potential cybersecurity incident.
•Carrying information security risk insurance that provides protection against the potential losses arising from a cybersecurity incident.
Additionally, Amedisys performs periodic internal and third-party assessments to test our cybersecurity controls and regularly evaluates our policies and procedures surrounding our handling and control of personal data and the systems we have in place to help protect us from cybersecurity threats or personal data breaches.
Amedisys has established a cybersecurity risk management process that includes internal reporting of significant cybersecurity risk to our Enterprise Risk Management Committee (“ERMC”) on a quarterly basis. In addition, our incident response plan includes processes to triage, assess severity, escalate, contain, investigate and remediate the incident, as well as to comply with potentially applicable legal obligations and mitigate brand and reputational damage. These processes are assessed annually during our penetration testing.
Our risk management processes also address cybersecurity threat risks associated with our use of third-party service providers, including those in our supply chain or those who have access to our customer and employee data or our systems. In addition, cybersecurity considerations affect the selection and oversight of our third-party service providers. Amedisys performs diligence on third parties that have access to our systems, data or facilities that house such systems or data and monitors cybersecurity threat risks identified through such diligence.
We face a number of cybersecurity risks in connection with our business (see Part I, Item 1A. “Risk Factors – Risks Related to our Operations – Our business depends on our information systems. A cyber-attack, security breach or our inability to effectively integrate, manage and keep our information systems secure and operational could disrupt our operations.”). Although such risks have not materially impacted our business strategy, results of operations or financial condition to date, we have experienced threats to and breaches of our data and systems, including malware and computer virus attacks.
The Audit Committee of the Board of Directors oversees our cybersecurity risk exposures and the steps taken by management to monitor and mitigate cybersecurity risks. On an annual basis, management provides the Audit Committee with an overview of our cybersecurity threat risk management and strategy covering topics such as data security posture, results from third-party assessments, progress towards pre-determined risk mitigation related goals, our incident response plan and cybersecurity threat risks or incidents and developments, as well as the steps management has taken to respond to such risks. The Audit Committee also receives materials, including a cybersecurity briefing, indicating current and emerging cybersecurity threat risks and describing the Company’s ability to mitigate those risks.
The members of management who are responsible for assessing and managing cyber risk are the Chief Information Security Officer and the Chief Information Officer of the Company who, combined, have over 30 years of experience in managing cybersecurity. The ERMC has ultimate responsibility for the risk management of cyber risk and is informed about and monitors the prevention, detection, mitigation and remediation of cybersecurity incidents in addition to the cyber incident response and reporting processes.

ITEM 2. PROPERTIES
Our executive office is located in Nashville, Tennessee in a leased property consisting of 8,784 square feet; our corporate headquarters is located in Baton Rouge, Louisiana in a leased property consisting of 95,657 square feet. We believe we have adequate space to accommodate our corporate staff located in these locations for the foreseeable future.

In addition to our executive office and corporate headquarters, we also lease facilities for our home health and hospice care centers and our high acuity care joint ventures. Generally, our leases have an initial term of five years, but range from one to ten years. Most of our leases also contain early termination options and renewal options. The following table shows the location of our 346 Medicare-certified home health care centers, 165 Medicare-certified hospice care centers and 11 high acuity care markets at December 31, 2023:

State	Home Health	Hospice	High Acuity Care	State	Home Health	Hospice	High Acuity Care
Alabama	29	10	—	Nebraska	1	7	—
Arizona	3	1	1	New Hampshire	3	3	—
Arkansas	7	—	1	New Jersey	2	7	—
California	4	1	—	New York	6	—	1
Connecticut	1	1	—	North Carolina	13	7	—
Delaware	2	2	—	Ohio	4	5	—
Florida	15	7	—	Oklahoma	7	1	—
Georgia	56	9	—	Oregon	3	1	—
Illinois	2	—	—	Pennsylvania	9	20	2
Indiana	5	5	—	Rhode Island	1	2	—
Iowa	—	1	—	South Carolina	26	8	1
Kansas	1	1	—	South Dakota	—	1
Kentucky	17	—	—	Tennessee	45	15	—
Louisiana	8	5	—	Texas	16	12	1
Maine	3	4	—	Virginia	14	5	—
Maryland	9	3	—	Washington	2	—	1
Massachusetts	6	10	—	West Virginia	11	6	—
Michigan	—	—	1	Wisconsin	—	3	2
Mississippi	8	—	—	Washington, D.C.	1	—	—
Missouri	6	2	—	Total	346	165	11

ITEM 3. LEGAL PROCEEDINGS
See Part II, Item 8, Note 12 – Commitments and Contingencies for information concerning our legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Holders
Our common stock trades on the NASDAQ Global Select Market under the trading symbol “AMED.” As of February 16, 2024, there were approximately 458 holders of record of our common stock. This number of holders of record does not represent the actual number of beneficial owners of our common stock because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.
Dividend Policy
We have not declared or paid any cash dividends on our common stock or any other of our securities and do not expect to pay cash dividends for the foreseeable future. We currently intend to retain our future earnings, if any, to fund the development and growth of our business. Future decisions concerning the payment of dividends will depend upon our results of operations, financial condition, capital expenditure plans and debt service requirements, as well as such other factors that our Board of Directors, in its sole discretion, may consider relevant. In addition, our outstanding indebtedness restricts, and we anticipate any additional future indebtedness may restrict, our ability to pay cash dividends; provided, however, that we may pay dividends (i) payable solely in our equity securities or (ii) cash dividends if (1) no default or event of default under the Third Amended Credit Agreement shall have occurred and be continuing at the time of such dividend or would result therefrom, and (2) we demonstrate that, upon giving pro forma effect to such dividend, our consolidated leverage ratio (as defined in the Third Amended Credit Agreement) is less than 2.75 to 1.0.
Purchases of Equity Securities
The following table provides information with respect to purchases made by us of shares of our common stock during each of the months during the three-month period ended December 31, 2023. The amounts below only relate to employee stock activity as the Merger Agreement limits the Company's ability to repurchase shares of common stock prior to the completion of the Merger, subject to certain exceptions.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
October 1, 2023 to October 31, 2023	509		$92.74	—	$100,000,000
November 1, 2023 to November 30, 2023	—		—	—	100,000,000
December 1, 2023 to December 31, 2023	31,084		95.41	—	100,000,000
	31,593	(1)	$95.37	—	$100,000,000	(2)

(1)Includes shares of common stock surrendered to us by certain employees to satisfy tax withholding and/or strike price obligations in connection with the vesting of non-vested stock and the exercise of stock options previously awarded to such employees under our 2018 Omnibus Incentive Compensation Plan.
(2)Represents amounts remaining as of December 31, 2023 under the $100 million 2023 Repurchase Program, which was authorized by our Board of Directors on February 2, 2023 and expired on December 31, 2023.

Stock Performance Graph
The Performance Graph below compares the cumulative total stockholder return on our common stock, $0.001 par value per share, for the five-year period ended December 31, 2023 with the cumulative total return on the NASDAQ composite index and an industry peer group over the same period (assuming the investment of $100 in our common stock, the NASDAQ composite index and the industry peer group on December 31, 2018 and the reinvestment of dividends). The peer group we selected is comprised of: Addus Homecare Corporation ("ADUS"), Chemed Corporation ("CHE"), Encompass Health Corporation ("EHC") and National Healthcare Corporation (“NHC”). The cumulative total stockholder return on the following graph is historical and is not necessarily indicative of future stock price performance. No cash dividends have been paid on our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Amedisys, Inc., the NASDAQ Composite Index,
and a Peer Group

$300
$250
$200
$150
$100
$50
$0
31-Dec-2018
31-Dec-2019
31-Dec-2020
31-Dec-2021
31-Dec-2022
31-Dec-2023
Amedisys, Inc.
NASDAQ Composite
Peer Group

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Amedisys, Inc.	$100.00	$142.53	$250.47	$138.23	$71.33	$81.17
NASDAQ Composite	$100.00	$136.69	$198.10	$242.03	$163.28	$236.17
Peer Group	$100.00	$132.91	$156.73	$142.46	$148.05	$169.52
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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition for 2023, 2022 and 2021. This discussion should be read in conjunction with our audited financial statements included in Item 8, "Financial Statements and Supplementary Data” and Part I, Item 1, “Business” of this Annual Report on Form 10-K. The following analysis contains forward-looking statements about our future revenues, operating results and expectations. See “Special Caution Concerning Forward-Looking Statements” for a discussion of the risks, assumptions and uncertainties affecting these statements as well as Part I, Item 1A. “Risk Factors.”
For a discussion of a comparison of the years ended December 31, 2022 and December 31, 2021, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on February 16, 2023.
Overview
We are a provider of high-quality in-home healthcare and related services to the chronic, co-morbid, aging American population, with approximately 73%, 74% and 75% of our consolidated net service revenue derived from Medicare for 2023, 2022 and 2021, respectively.
Our operations involve servicing patients through our three reportable business segments: home health, hospice and high acuity care. We divested our personal care business on March 31, 2023. Our home health segment delivers a wide range of services in the homes of individuals who may be recovering from an illness, injury or surgery. Our hospice segment provides care that is designed to provide comfort and support for those who are facing a terminal illness. Our high acuity care segment delivers the essential elements of inpatient hospital, palliative and skilled nursing facility ("SNF") care to patients in their homes. As of December 31, 2023, we owned and operated 346 Medicare-certified home health care centers, 165 Medicare-certified hospice care centers and 10 admitting high acuity care joint ventures in 37 states within the United States and the District of Columbia.
Care Centers Summary (Includes Unconsolidated Joint Ventures)

	Home Health	Hospice	Personal Care	High Acuity Care (1)
At December 31, 2020	320	180	14	—
Acquisitions/Expansions/De novos	11	1	—	7
Closed/Consolidated	—	(6)	—	—
At December 31, 2021	331	175	14	7
Acquisitions/Expansions/De novos	27	—	—	2
Closed/Consolidated	(11)	(11)	(1)	(1)
At December 31, 2022	347	164	13	8
Acquisitions/Expansions/De novos	2	1	—	2
Closed/Consolidated	(3)	—	(13)	—
At December 31, 2023	346	165	—	10
(1)As of December 31, 2023, we have 10 admitting high acuity care joint ventures, which operate in 11 markets.
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
The Merger is subject to a number of conditions to closing as specified in the Merger Agreement. These closing conditions include, among others, (i) approval by Amedisys stockholders at the Amedisys Stockholders Meeting (as defined in the Merger Agreement) of the proposal to adopt the Merger Agreement, which approval was obtained on September 8, 2023; (ii) the expiration or termination of the applicable waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iii) the receipt of the required state regulatory approvals; (iv) the absence of any law or order that has the effect of enjoining or otherwise prohibiting the completion of the Merger; and (v) the expiration or early termination of the waiting period (and any extension thereof) applicable to the consummation of the transactions contemplated by the Merger Agreement under all applicable antitrust laws without the imposition by any governmental entity of any term, condition, obligation, requirement, limitation, prohibition, remedy, sanction or other action that has resulted in or would reasonably be expected to result in a Burdensome Condition (as defined in the Merger Agreement). Due to these conditions and other contingencies, there can be no assurance that the Merger will be successfully completed. During the periods prior to and including the date of the closing of the Merger, we expect to incur significant additional merger-related expenses. See Part I, Item 1A. “Risk Factors.”
Termination of Option Care Heath, Inc. ("OPCH") Merger Agreement
As previously disclosed in Amedisys’ Current Report on Form 8-K filed with the SEC on May 3, 2023 and its Quarterly Report on Form 10-Q filed with the SEC on May 4, 2023, Amedisys entered into an Agreement and Plan of Merger on May 3, 2023 (the “OPCH Merger Agreement”) with OPCH, a Delaware corporation, and Uintah Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of OPCH (“OPCH Merger Sub”). On June 26, 2023, Amedisys, OPCH and OPCH Merger Sub entered into the Termination Agreement (the “Termination Agreement”), pursuant to which the parties thereto agreed to terminate the OPCH Merger Agreement and grant mutual releases by the parties of all claims against the other parties based upon, arising from, in connection with or relating to the OPCH Merger Agreement. Pursuant to the terms of the Termination Agreement, each of the termination of the OPCH Merger Agreement and the mutual releases provided for in the Termination Agreement would become effective upon receipt by OPCH of a $106,000,000 termination fee payable by, or on behalf of, Amedisys within 24 hours of the execution of the Termination Agreement (i.e., before the market open on June 27, 2023). On June 26, 2023, following the execution of the Termination Agreement, UnitedHealth Group, on behalf of Amedisys, delivered funds to OPCH in an amount equal to $106,000,000, representing the termination fee payable to OPCH under the OPCH Merger Agreement and the Termination Agreement, satisfying the condition precedent to the effectiveness of the termination of the OPCH Merger Agreement and the releases contained in the Termination Agreement. If the Merger Agreement is terminated under certain specified circumstances, Amedisys may be required to reimburse UnitedHealth Group for the $106,000,000 termination fee that UnitedHealth Group, on Amedisys’ behalf, paid to OPCH in addition to the $125,000,000 termination fee payable by Amedisys to UnitedHealth Group upon termination of the Merger Agreement. The $106,000,000 termination fee was recorded to other income (expense) within our consolidated statement of operations with a corresponding liability to termination fee paid by UnitedHealth Group within our consolidated balance sheet during the year ended December 31, 2023.
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
2023 Developments
•Maintained the highest Quality of Patient Care star rating in the home health industry of 4.35 with 96% of our care centers at 4+ Stars
•Outperformed the industry on all Hospice Item Set ("HIS") measures
•Released our second annual Environmental, Social and Governance ("ESG") Report
•Performed more than 10.6 million visits

•Expanded our usage and relationship with Medalogix, a predictive data and analytics company, helping to further optimize our current business and positioning us to work more closely with Medicare Advantage payors
•Entered into a new risk-based palliative care contract with BlueCross BlueShield of Tennessee
•Generated $137 million in cash flow from operations
•Continued to execute on a clinical optimization plan to gain efficiencies and clinical capacity
2024 Strategy
•Further advance our industry leading Quality of Patient Care star scores in home health and drive best-in-class hospice quality as measured by the Hospice Care Index
•Continue to better the communities and patients we serve by further incorporating ESG practices into our business operations
•Advance our culture and sense of belonging through diversity and inclusion initiatives
•Build a learning culture through world class leadership development
•Reduce turnover in all roles, especially focused on critical clinician positions
•Consistently grow all lines of business organically and inorganically
•Expand our high acuity care line of business via new joint venture partnerships, vendor models and palliative care relationships
•Continue to execute on initiatives to hire and retain clinicians
•Continue reorganization initiatives to increase efficiency in our operating model
Financial Performance
On a consolidated basis, operating income decreased $24 million on a $13 million increase in net service revenue. Significant drivers of the $24 million decrease in operating income were merger-related expenses, higher incentive compensation costs and the return of sequestration. Additionally, wage inflation and a shift in our home health volumes from episodic to non-episodic payors negatively impacted performance.
Our home health segment was positively impacted by total volume growth, an increase in our non-Medicare revenue per visit resulting from rate increases and improvements in clinician utilization. These items were partially offset by a shift in our payor mix and labor pressures.
Our hospice segment experienced a decline in our average daily census, which is the main driver of hospice revenue, primarily due to a decline in hospice admissions as well as prior year care center closures.
We completed the sale of our personal care business on March 31, 2023.
Our high acuity care segment results reflect growth in our home recovery care services offset by investments in resources to support the first performance year of our new risk-based palliative care contract as well as future palliative care arrangements.
Economic and Industry Factors
Our segments operate in a highly fragmented and highly competitive industry. The degree of competitiveness for our home health and hospice care centers varies based upon whether our care centers operate in states that require a certificate of need ("CON"), permit of approval ("POA") or facility needs review ("FNR"). In such states, expansion by existing providers or entry into the market by new providers is permitted only where the determination is made by state health authorities that a given amount of unmet healthcare need exists. Currently, 67% and 33% of our home health and hospice care centers, respectively, operate in CON, POA or FNR states.
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
Home Health
On November 1, 2023, CMS issued the Calendar Year 2024 Final Rule for Medicare home health providers. CMS estimates that the final rule will result in an 0.8% increase in payments to home health providers. This increase is the result of a 3.0% payment update (3.3% market basket adjustment less a 0.3% productivity adjustment) and an increase of 0.4% for the update to the fixed-dollar loss ratio used in determining outlier payments offset by a permanent adjustment of -2.6% based on the difference between assumed and actual behavior changes resulting from the implementation of PDGM. The -2.6% permanent adjustment was derived from a -2.890% adjustment which was only applied to the 30-day payment rate and not the low utilization payment adjustment. The -2.890% is only half of the total proposed adjustment. The remaining adjustment is to be considered in future rulemaking. Based on our analysis of the final rule, we expect our impact to be in line with the 0.8% increase.
In addition to permanent adjustments, CMS also has discretion to make temporary adjustments through calendar year 2026; however, CMS has elected not to implement a temporary adjustment for calendar year 2024.
On July 5, 2023, the National Association for Home Care and Hospice ("NAHC"), the leading national home health trade association, filed suit against CMS in the United States District Court for the District of Columbia over the implementation of the payment cuts CMS made in the CY 2023 Final Rule effective January 1, 2023; that litigation remains pending.
The following payment adjustments are effective for each of the years indicated based on CMS' final rules:

	Home Health			Hospice
	2024	2023	2022	2024(1)	2023	2022
Market Basket Update	3.3%	4.1%	3.1%	3.3%	4.1%	2.7%
Rural Add-On Adjustment	—	—	(0.1)	—	—	—
Productivity Adjustment	(0.3)	(0.1)	(0.5)	(0.2)	(0.3)	(0.7)
Behavioral Adjustment	(2.6)	(3.5)	—	—	—	—
Fixed-Dollar Loss Ratio Adjustment	0.4	0.2	0.7	—	—	—
Estimated Industry Impact	0.8%	0.7%	3.2%	3.1%	3.8%	2.0%
Estimated Company-Specific Impact(2)	0.8%	—%	3.2%	3.1%	3.8%	2.0%
(1)Effective for services provided from October 1, 2023 to September 30, 2024.
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
Sequestration
In March 2020, Congress passed the bipartisan Coronavirus Aid, Relief and Economic Security Act ("CARES Act") which provided for the suspension of the 2% reduction of Medicare claim reimbursements ("sequestration") for the period May 1, 2020 through December 31, 2020. During 2020 and 2021, Congress passed additional COVID-19 relief legislation which extended the 2% suspension of sequestration through March 31, 2022; sequestration was reinstated as a 1% reduction to Medicare claim reimbursements for the period April 1, 2022 through June 30, 2022 and was fully reinstated as a 2% reduction to Medicare claim reimbursements effective July 1, 2022. The reinstatement of sequestration has resulted in a reduction of our net service revenue.

Governmental Inquiries and Investigations and Other Litigation
See Item 8, Note 12 – Commitments and Contingencies to our consolidated financial statements for a discussion of and updates regarding legal proceedings and investigations we are involved in. No assurances can be given as to the timing or outcome of these items.
Results of Operations
Consolidated
The following table summarizes our consolidated results of operations (amounts in millions):

	For the Years Ended December 31,
	2023	2022	2021
Net service revenue	$2,236.4	$2,223.2	$2,214.1
Other operating income	—	—	13.3
Cost of service, inclusive of depreciation	1,245.5	1,260.4	1,233.4
Gross margin	990.9	962.8	994.0
% of net service revenue	44.3%	43.3%	44.9%
General and administrative expenses	816.8	754.1	711.2
% of net service revenue	36.5%	33.9%	32.1%
Depreciation and amortization	17.7	24.9	30.9
Investment impairment	—	3.0	—
Operating income	156.4	180.8	251.9
Total other (expense) income, net	(116.8)	(20.5)	28.3
Income tax expense	(50.6)	(42.5)	(70.1)
Effective income tax rate	127.7%	26.5%	25.0%
Net (loss) income	(10.9)	117.7	210.2
Net loss (income) attributable to noncontrolling interests	1.2	0.9	(1.1)
Net (loss) income attributable to Amedisys, Inc.	$(9.7)	$118.6	$209.1
Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022
On a consolidated basis, our operating income decreased $24 million on a $13 million increase in net service revenue. Our year-over-year results were impacted by merger-related expenses totaling $37 million, higher incentive compensation costs totaling $27 million (resulting primarily from the reversal of incentive plan accruals and lower field incentive payouts in the prior year due to under-performance and incremental expenses associated with our CEO transition), the return of sequestration (prior year included a benefit of $13 million associated with the suspension of sequestration), the acquisitions of Evolution and AssistedCare on April 1, 2022 (which combined contributed $10 million in incremental revenue and an operating loss of $1 million to the current year), the divestiture of our personal care line of business (which contributed an incremental $46 million in revenue and $4 million in operating income in the prior year), a $3 million impairment charge recorded in the prior year in connection with the wind down of operations of one of our high acuity care joint ventures and a $9 million reduction to net service revenue in the prior year related to our Infinity ZPIC audits (see Note 12 – Commitments and Contingencies to our consolidated financial statements for additional information regarding the Infinity ZPIC audits).
Excluding these items, our operating income increased $46 million on a $53 million increase in net service revenue due to the hospice rate increase, home health volume growth and non-Medicare rate increases, savings associated with clinical optimization and reorganization initiatives, improvements in clinician utilization, lower COVID-related costs and lower depreciation and amortization partially offset by lower hospice average daily census, a shift in our home health payor mix, planned wage increases, wage inflation and an increase in our general and administrative expenses.
Our operating results reflect a $63 million increase in our general and administrative expenses compared to the prior year. Excluding our merger-related expenses ($37 million), the impact of the higher incentive compensation costs described above ($26 million) and incremental expenses related to our acquisitions in the current year ($3 million) and our personal care line of business in the prior year ($7 million), our general and administrative expenses increased $4 million (1%) primarily due to planned wage increases, higher insurance-related costs, recruiting fees and information technology fees, a favorable legal settlement recognized in the prior year and a change in the presentation of gains on the sale of fleet vehicles which are reflected in other income (expense) within our consolidated statement of operations as of January 1, 2023 due to the modification of our fleet leases. These items were partially offset by lower acquisition and integration costs, lower staffing levels, savings associated with clinical optimization and reorganization initiatives, lower travel spend and severance costs incurred in the prior year.
Total other expense includes the following items (amounts in millions):

	For the Years Ended December 31,
	2023	2022
Interest income	$3.3	$0.2
Interest expense	(31.3)	(22.2)
Equity in earnings (loss) from equity method investments	10.8	(0.1)
Merger termination fee	(106.0)	—
Miscellaneous, net	6.5	1.6
Total other expense	$(116.8)	$(20.5)

The merger termination fee represents the fee associated with Amedisys' termination of the OPCH Merger Agreement. The fee was paid by UnitedHealth Group on Amedisys' behalf. Amedisys may be required to reimburse UnitedHealth Group for the termination fee payment under certain circumstances (see Note 5 – Mergers, Acquisitions and Dispositions to our consolidated financial statements for additional information).

Home Health Segment
The following table summarizes our home health segment results of operations:

	For the Years Ended December 31,
	2023	2022	2021
Financial Information (in millions)(6):
Medicare	$874.2	$896.5	$914.5
Non-Medicare	529.4	465.2	439.3
Net service revenue	1,403.6	1,361.7	1,353.8
Other operating income	—	—	7.3
Cost of service, inclusive of depreciation	801.1	773.9	756.6
Gross margin	602.5	587.8	604.5
General and administrative expenses	363.5	351.1	328.5
Depreciation and amortization	6.0	4.0	4.3
Operating income	$233.0	$232.7	$271.7
Same Store Growth(1):
Medicare revenue	(3%)	(5%)	8%
Non-Medicare revenue	13%	2%	9%
Total admissions	6%	3%	6%
Total volume(2)	4%	—%	5%
Key Statistical Data - Total(3)(6):
Admissions	399,752	376,399	353,075
Recertifications	179,719	178,445	183,134
Total volume	579,471	554,844	536,209

Medicare completed episodes	295,017	305,455	311,531
Average Medicare revenue per completed episode(4)	$2,998	$3,013	$2,959
Medicare visits per completed episode(5)	12.4	12.9	13.9

Visiting clinician cost per visit	$103.31	$100.03	$93.44
Clinical manager cost per visit	11.58	11.19	9.75
Total cost per visit	$114.89	$111.22	$103.19
Visits	6,972,929	6,958,541	7,331,935
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
(3)Total includes acquisitions, start-ups and de novos.
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
(6)Prior years have been recast to conform to the current year presentation.

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022
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
Overall, our operating income remained flat on a $42 million increase in net service revenue. Our year over year results were impacted by higher incentive compensation costs totaling $8 million resulting primarily from the reversal of incentive plan accruals and lower field incentive payouts in the prior year due to under-performance, the April 1, 2022 acquisitions of Evolution and AssistedCare (which combined contributed $10 million in incremental net service revenue and an operating loss of $1 million to the current year), a prior year benefit of $7 million in connection with the suspension of sequestration and a $9 million reduction to net service revenue recorded in the prior year related to our Infinity ZPIC audits discussed above.
Excluding these items, our operating income increased $7 million on a $30 million increase in net service revenue. Our operating income was positively impacted by same store total volume growth, non-Medicare rate increases and improvement in our operating performance driven by improvements in clinician utilization. These items were partially offset by a shift in our payor mix, planned wage increases, wage inflation, an increase in depreciation and amortization and higher general and administrative expenses.
Net Service Revenue
Excluding our acquisitions, the sequestration benefit recognized in the prior year and the Infinity ZPIC audits discussed above, our net service revenue increased $30 million due to 4% same store total volume growth and an increase in our non-Medicare revenue per visit resulting from rate increases partially offset by a shift in our payor mix. Our volumes continue to be impacted by staffing shortages driven by the competitive labor market.
Cost of Service, Inclusive of Depreciation
Overall, our total cost of service increased 4% primarily due to a 3% increase in our total cost per visit resulting from planned wage increases, an increase in new hire pay, wage inflation and visit mix partially offset by lower COVID-19 costs. Our visits year over year were relatively flat as increases in visits driven by growth in volumes were partially offset by improvements in clinician utilization evidenced by a decline of 0.5 visits per Medicare completed episode.
General and Administrative Expenses
Our general and administrative expenses increased $12 million. Excluding our acquisitions ($3 million) and the impact of the higher incentive compensation costs described above ($6 million), our general and administrative expenses increased $3 million primarily due to planned wage increases, higher information technology fees and higher insurance-related costs partially offset by lower staffing levels, savings associated with clinical optimization and reorganization initiatives, lower travel spend and higher severance costs incurred in the prior year.

Hospice Segment
The following table summarizes our hospice segment results of operations:

	For the Years Ended December 31,
	2023	2022	2021
Financial Information (in millions):
Medicare	$754.0	$744.1	$750.1
Non-Medicare	44.8	43.7	41.7
Net service revenue	798.8	787.8	791.8
Other operating income	—	—	6.0
Cost of service, inclusive of depreciation	412.2	426.5	425.2
Gross margin	386.6	361.3	372.6
General and administrative expenses	193.1	203.3	198.4
Depreciation and amortization	3.0	2.3	2.7
Operating income	$190.5	$155.7	$171.5
Same Store Growth(1):
Medicare revenue	1%	(1%)	—%
Hospice admissions	(5%)	(1%)	2%
Average daily census	(1%)	(1%)	(4%)
Key Statistical Data - Total(2):
Hospice admissions	49,587	52,656	53,507
Average daily census	12,863	13,091	13,271
Revenue per day, net	$170.14	$164.88	$163.47
Cost of service per day	$87.80	$89.26	$87.77
Average discharge length of stay	93	91	94
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
Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022
Operating Results
Overall, our operating income increased $35 million on an $11 million increase in net service revenue. Our year over year results were impacted by a prior year benefit of $6 million related to the suspension of sequestration and higher incentive compensation costs totaling $2 million resulting primarily from the reversal of incentive plan accruals and lower field incentive payouts in the prior year due to under-performance. Excluding these items, our operating income increased $43 million on a $17 million increase in net service revenue primarily due to the increases in reimbursement effective October 1, 2022 and 2023, savings associated with clinical optimization and reorganization initiatives, lower staffing levels and a decrease in our general and administrative expenses. These items were partially offset by a decline in our hospice average daily census, planned wage increases and wage inflation.
Net Service Revenue
Excluding the sequestration benefit recognized in the prior year, our net service revenue increased $17 million as the increases in reimbursement effective October 1, 2022 and 2023 were partially offset by a decline in our average daily census resulting from a decline in our hospice admissions as well as care center closures.

Cost of Service, Inclusive of Depreciation
Our hospice cost of service decreased 3% primarily due to a 2% decrease in our cost of service per day and a 2% decline in our total average daily census. The 2% decrease in our cost of service per day is due to savings associated with clinical optimization and reorganization initiatives, lower staffing levels, lower utilization of contractors to supplement our staffing levels, lower COVID-19 costs and a new pharmacy contract effective during the three-month period ended June 30, 2023. These items were partially offset by planned wage increases and wage inflation.
General and Administrative Expenses
Our general and administrative expenses decreased $10 million. Excluding the impact of the higher incentive compensation costs described above, our general and administrative expenses decreased $8 million primarily due to reductions in staffing levels and lower travel spend partially offset by planned wage increases.

Personal Care Segment
The following table summarizes our personal care segment results of operations:

	For the Years Ended December 31,
	2023	2022	2021
Financial Information (in millions):
Medicare	$—	$—	$—
Non-Medicare	15.0	61.4	65.0
Net service revenue	15.0	61.4	65.0
Cost of service, inclusive of depreciation	11.1	46.7	49.1
Gross margin	3.9	14.7	15.9
General and administrative expenses	2.3	9.2	11.2
Depreciation and amortization	—	0.1	0.2
Operating income	$1.6	$5.4	$4.5
Key Statistical Data - Total:
Billable hours	440,464	1,851,563	2,275,511
Clients served	7,892	10,448	12,074
Shifts	191,379	791,596	974,409
Revenue per hour	$33.97	$33.15	$28.54
Revenue per shift	$78.19	$77.55	$66.66
Hours per shift	2.3	2.3	2.3
Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022
We completed the sale of our personal care business on March 31, 2023.
High Acuity Care Segment
The following table summarizes our high acuity care segment results of operations:

	For the Years Ended December 31,
	2023	2022	2021(2)
Financial Information (in millions)(1):
Medicare	$—	$—	$—
Non-Medicare	19.0	12.3	3.5
Net service revenue	19.0	12.3	3.5
Cost of service, inclusive of depreciation	21.1	13.3	2.5
Gross margin	(2.1)	(1.0)	1.0
General and administrative expenses	20.4	19.7	6.6
Depreciation and amortization	3.1	3.3	1.3
Investment impairment	—	3.0	—
Operating loss	$(25.6)	$(27.0)	$(6.9)
Key Statistical Data - Total:
Full risk admissions	648	448	107
Limited risk admissions	1,804	1,142	413
Total admissions	2,452	1,590	520

Full risk revenue per episode	$10,565	$11,273	$10,457
Limited risk revenue per episode	$6,187	$5,553	$5,693

Number of admitting joint ventures	10	8	7
(1) Prior years have been recast to conform to the current year presentation.

(2) Acquired Contessa Health on August 1, 2021.
Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022
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
Our year over year results reflect growth in our home recovery care services which was offset by an increase in our cost of service resulting from investments in resources to support the first performance year of our new risk-based palliative care contract as well as future palliative care arrangements. Additionally, prior year results include an impairment charge recorded in connection with the wind down of the operations of one of our joint ventures.
We expect our high acuity care segment to continue to generate operating losses; however, we also expect improvement as we leverage our operating structure through growth in current and future joint ventures and expansion of palliative care at home arrangements.
Net Service Revenue
Our net service revenue increased as a result of growth in our home recovery care services. Our high acuity care segment provides home recovery care services for high acuity patients on either a full risk or limited risk basis, each with different reimbursement arrangements. Full risk admissions are admissions for which we assume the financial risk for all related healthcare services during a 30-day or 60-day episodic period in exchange for a fixed contracted bundled rate. Limited risk admissions are admissions for which we assume the risk for certain healthcare services during the remainder of an inpatient acute stay serviced at the patient's home in exchange for a contracted per diem payment.
Cost of Service, Inclusive of Depreciation
Our cost of service consists primarily of medical costs associated with direct clinician care provided to our patients during the applicable episode period, costs associated with our virtual care unit (“VCU”), which enables us to provide monitoring services and facilitates virtual patient rounding visits via telehealth and costs associated with resources to support our new risk-based palliative care at home contract as well as other palliative care arrangements. The increase in cost of service over prior year is primarily related to growth in our home recovery care services and investments in resources to support our palliative care programs.
General and Administrative Expenses
Our general and administrative expenses, which primarily consist of salaries and benefits, increased approximately $1 million. We have made significant investments to build the clinical, operational and technological infrastructure necessary to support the development and future growth of home recovery care and palliative care programs on a national scale.
Corporate
The following table summarizes our corporate results of operations:

	For the Years Ended December 31,
	2023	2022	2021
Financial Information (in millions)(1):
General and administrative expenses	$237.5	$170.8	$166.5
Depreciation and amortization	5.6	15.2	22.4
Total operating expenses	$243.1	$186.0	$188.9
(1) Prior years have been recast to conform to the current year presentation.

Corporate expenses consist of costs related to our executive management and corporate and administrative support functions, primarily information services, accounting, finance, billing and collections, legal, compliance, risk management, procurement, marketing, clinical administration, training, human resources and administration.
Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022
In connection with our reorganization initiatives, we transitioned corporate functions that were previously included within our high acuity care segment to the corporate support function effective January 1, 2023. Prior periods have been recast to conform to the current year presentation.
Corporate general and administrative expenses increased approximately $67 million during the year ended December 31, 2023, which is inclusive of merger-related expenses totaling $37 million and higher incentive compensation costs totaling $18 million resulting primarily from the reversal of incentive plan accruals in the prior year due to under-performance and incremental expenses associated with our CEO transition. Excluding these costs, our corporate general and administrative expenses increased $12 million primarily due to planned wage increases, higher recruiting fees and information technology fees, costs associated with our clinical optimization and reorganization initiatives, a favorable legal settlement recognized in the prior year and a change in the presentation of gains on the sale of fleet vehicles which are reflected in other income (expense) within our consolidated statement of operations as of January 1, 2023 due to the modification of our fleet leases. These items were partially offset by lower acquisition and integration costs and severance costs incurred in the prior year.
Corporate depreciation and amortization decreased $10 million during the year ended December 31, 2023 due to a reduction in amortization expense related to acquired names and non-compete agreements that were fully amortized as of December 31, 2022.
Liquidity and Capital Resources
Cash Flows
The following table summarizes our cash flows for the periods indicated (amounts in millions):

	For the Years Ended December 31,
	2023	2022	2021
Cash provided by operating activities	$137.2	$133.3	$188.9
Cash provided by (used in) investing activities	35.1	(94.5)	(281.6)
Cash (used in) provided by financing activities	(87.5)	(30.4)	55.1
Net increase (decrease) in cash, cash equivalents and restricted cash	84.7	8.4	(37.6)
Cash, cash equivalents and restricted cash at beginning of period	54.1	45.8	83.4
Cash, cash equivalents and restricted cash at end of period	$138.9	$54.1	$45.8
Cash provided by operating activities for 2023, 2022 and 2021 has provided sufficient liquidity to fund our operations and finance our capital expenditures, both routine and non-routine. Changes in our cash provided by operating activities during the past three years were primarily the result of fluctuations in our net income, the collections of our accounts receivable and the timing of payments of accrued expenses. Cash provided by operating activities increased $3.9 million during 2023 compared to 2022 primarily due to the timing of the payment of accrued expenses and a change in the presentation of payments associated with our fleet vehicles due to the modification of our fleet leases effective January 1, 2023 (financing activity in the current year versus operating activity in the prior year). These items were partially offset by the payment of merger-related expenses and an increase in days revenue outstanding. Cash provided by operating activities decreased $55.6 million during 2022 compared to 2021 primarily due to the payment of a full year of operating expenses for our high acuity care segment compared to only five months in the prior year, the repayment of $38.0 million in connection with our Infinity ZPIC audits (see Item 8, Note 12 – Commitments and Contingencies to our consolidated financial statements for additional information), lower collections due to the reinstatement of sequestration and an increase in days revenue outstanding.
Our investing activities primarily consist of the purchase of property and equipment and technology assets, investments and acquisitions/divestitures. Cash provided by investing activities totaled $35.1 million during 2023 and was related to the divestiture of our personal care line of business partially offset by the purchase of software licenses and property and equipment. Cash used in investing activities totaled $94.5 million during 2022 and was primarily related to acquisition spend and investments.

Our financing activities primarily consist of borrowings under our term loan and/or revolving credit facility, repayments of borrowings, the remittance of taxes associated with shares withheld on non-cash compensation, proceeds related to the exercise of stock options, proceeds related to the purchase of stock under our employee stock purchase plan and our purchase of company stock under our stock repurchase programs. Cash used in financing activities totaled $87.5 million during 2023 and $30.4 million during 2022. The $57.1 million change is primarily due to the repayment of borrowings. Net proceeds from the divestiture of our personal care line of business were used to pay down a portion of our outstanding term loan balance during 2023. Cash used in financing activities totaled $30.4 million during 2022; cash provided by financing activities totaled $55.1 million during 2021. The $85.5 million change is primarily due to borrowings to fund acquisitions in 2021.
Liquidity
Typically, our principal source of liquidity is the collection of our patient accounts receivable, primarily through the Medicare program. In addition to our collection of patient accounts receivable, from time to time, we can and do obtain additional sources of liquidity by the incurrence of additional indebtedness.
During 2023, we invested $12.7 million in capital expenditures and technology assets as compared to $7.2 million and $6.7 million during 2022 and 2021, respectively. Our capital expenditures and investments in technology assets for 2024 are expected to be approximately $6.0 million to $8.0 million, excluding the impact of any future acquisitions.
As of December 31, 2023, we had $126.5 million in cash and cash equivalents and $518.9 million in availability under our $550.0 million Revolving Credit Facility.
Based on our operating forecasts and our debt service requirements, we believe we will have sufficient liquidity to fund our operations, capital requirements and debt service requirements for the next twelve months and beyond.
Outstanding Patient Accounts Receivable
Our patient accounts receivable increased $16.6 million from December 31, 2022 primarily due to an increase in days revenue outstanding. Our days revenue outstanding, net at December 31, 2023 was 47.7 days which is an increase of 1.6 days from December 31, 2022. Our cash collection as a percentage of revenue was 100% and 101% for the twelve-month periods ended December 31, 2023 and 2022, respectively.
Our patient accounts receivable includes unbilled receivables which are aged based upon the initial service date. We monitor unbilled receivables on a care center by care center basis to ensure that all efforts are made to bill claims within timely filing deadlines. Our unbilled patient accounts receivable may be impacted by pre-claim reviews required by the Medicare Administrative Contractors in the six Review Choice Demonstration states or under the Targeted Probe and Educate program, voluntary pre-bill edits and reviews, efforts to secure needed documentation to bill (orders, consents, etc.), integrations of recent acquisitions, changes of ownership and any regulatory and procedural updates impacting claim submission. The timely filing deadline for Medicare is one year from the date of the last billable service in the 30-day billing period and varies by state for Medicaid-reimburseable services and among insurance companies and other private payors.
The following schedules detail our patient accounts receivable, by payor class, aged based upon initial date of service (amounts in millions, except days revenue outstanding):

	0-90	91-180	181-365	Over 365	Total
At December 31, 2023:
Medicare patient accounts receivable	$190.3	$16.1	$6.4	$1.9	$214.7
Other patient accounts receivable:
Medicaid	17.8	1.4	0.5	—	19.7
Private	67.4	6.6	5.0	—	79.0
Total	$85.2	$8.0	$5.5	$—	$98.7
Total patient accounts receivable					$313.4
Days revenue outstanding(1)					47.7

	0-90	91-180	181-365	Over 365	Total
At December 31, 2022:
Medicare patient accounts receivable	$179.9	$11.4	$5.1	$0.1	$196.5
Other patient accounts receivable:
Medicaid	16.3	1.4	0.7	—	18.4
Private	67.5	8.7	5.7	—	81.9
Total	$83.8	$10.1	$6.4	$—	$100.3
Total patient accounts receivable					$296.8
Days revenue outstanding(1)					46.1
(1)Our calculation of days revenue outstanding is derived by dividing our ending patient accounts receivable at December 31, 2023 and 2022 by our average daily net service revenue for the three-month periods ended December 31, 2023 and 2022, respectively.
Indebtedness
Second Amendment to the Credit Agreement
On July 30, 2021, we entered into the Second Amendment to our Credit Agreement (as amended by the Second Amendment, the "Second Amended Credit Agreement"). The Second Amended Credit Agreement provided for a senior secured credit facility in an initial aggregate principal amount of up to $1.0 billion, which included a $550.0 million Revolving Credit Facility and a term loan facility with a principal amount of up to $450.0 million (the "Amended Term Loan Facility" and collectively with the Revolving Credit Facility, the "Amended Credit Facility").
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
In accordance with the requirements under our Third Amended Credit Agreement, net proceeds received from the divestiture of our personal care line of business were used to prepay a portion of our Amended Term Loan Facility during the year ended December 31, 2023.
Our weighted average interest rate for borrowings under our Amended Term Loan Facility was 6.8% for the year ended December 31, 2023 and 3.2% for the year ended December 31, 2022. As of December 31, 2023, we had no outstanding borrowings under our $550.0 million Revolving Credit Facility. Our weighted average interest rate for borrowings under our $550.0 million Revolving Credit Facility was 6.2% for the year ended December 31, 2023 and 3.4% for the year ended December 31, 2022.

As of December 31, 2023, our consolidated leverage ratio was 2.3, our consolidated interest coverage ratio was 4.9, and we are in compliance with our covenants under the Third Amended Credit Agreement.
As of December 31, 2023, our availability under our $550.0 million Revolving Credit Facility was $518.9 million as we have no outstanding borrowings and $31.1 million outstanding in letters of credit.
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
On August 2, 2021, our Board of Directors authorized a share repurchase program, under which we could repurchase up to $100 million of our outstanding common stock through December 31, 2022 to commence upon the completion of the Company's 2021 Share Repurchase Program (the "2022 Share Repurchase Program"). Pursuant to this program, we repurchased 150,000 shares of our common stock at a weighted average price of $115.64 per share and a total cost of approximately $17 million during the year ended December 31, 2022. The repurchased shares were classified as treasury shares. The 2022 Share Repurchase Program expired on December 31, 2022.
On February 2, 2023, our Board of Directors authorized a share repurchase program, under which we could repurchase up to $100 million of our outstanding common stock through December 31, 2023 (the "2023 Share Repurchase Program"). We did not repurchase any shares under the 2023 Share Repurchase Program as the Merger Agreement limited our ability to repurchase shares of our common stock prior to the completion of the Merger, subject to certain exceptions. The 2023 Share Repurchase Program expired on December 31, 2023.
Under the terms of the 2021, 2022 and 2023 Share Repurchase Programs, we were allowed to repurchase shares from time to time through open market purchases, unsolicited or solicited privately negotiated transactions, an accelerated stock repurchase program, and/or a trading plan in compliance with Exchange Act Rule 10b5-1. The timing and the amount of the repurchases were determined by management based on a number of factors, including but not limited to share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions and other factors. Effective January 1, 2023, repurchases became subject to a 1% excise tax under the Inflation Reduction Act.
Contractual Obligations
Our future contractual obligations at December 31, 2023 were as follows (amounts in millions):

	Payments Due by Period
	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Long-term obligations	$371.9	$22.5	$349.4	$—	$—
Interest on long-term obligations (1)	73.2	29.7	43.5	—	—
Finance leases	28.9	13.8	12.9	1.8	0.4
Operating leases	89.0	26.3	42.2	19.4	1.1
Purchase obligations (2)	6.8	5.6	1.2	—	—
	$569.8	$97.9	$449.2	$21.2	$1.5
(1)Interest on debt with variable rates was calculated using the current rate for that particular debt instrument at December 31, 2023.
(2)Purchase obligations are primarily related to information technology contracts and software licenses as well as potential penalties associated with the early termination of certain contracts.

Inflation
Our operations have been materially impacted by the current inflationary environment as we have experienced higher labor costs and increases in supply costs, fuel costs and mileage reimbursements. We expect inflation to continue to impact our operations in 2024. As of December 31, 2023, the impacts of inflation on our results of operations have been partially mitigated by rate increases, improvements in clinician utilization and reductions in staffing levels and clinical optimization and reorganization initiatives. No assurance can be given as to our ability to offset the impacts of inflation in the future.
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
Effective January 1, 2022, the Centers for Medicare and Medicaid Services ("CMS") implemented a new notice of admission ("NOA") process. The NOA process requires a one-time submission for each patient that establishes the home health period of care and covers all contiguous 30-day periods of care until the patient is discharged from home health services. If the NOA is not submitted timely, a payment reduction is applied equal to 1/30 of the 30-day payment rate for each day from the start of care date until the date the NOA is submitted.
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

Episodic-based Revenue. We recognize revenue in a similar manner as we recognize Medicare revenue for amounts that are paid by other insurance carriers, including Medicare Advantage programs; however, these amounts can vary based upon the negotiated terms, the majority of which range from 90% to 100% of Medicare rates.
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
Hospice Revenue Recognition
Hospice Medicare Revenue
Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the estimated payment rates. The estimated payment rates are predetermined daily or hourly rates for each of the four levels of care we deliver. The four levels of care are routine care, general inpatient care, continuous home care and respite care. Routine care accounted for 97% of our total Medicare hospice service revenue for each of 2023, 2022 and 2021, respectively. There are two separate payment rates for routine care: payments for the first 60 days of care and care beyond 60 days. In addition to the two routine rates, we may also receive a service intensity add-on (“SIA”). The SIA is based on visits made in the last seven days of life by a registered nurse or medical social worker for patients in a routine level of care.
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
Additionally, our hospice service revenue is subject to certain limitations on payments from Medicare which are considered variable consideration. We are subject to an inpatient cap limit and an overall Medicare payment cap for each provider number. We monitor these caps on a provider-by-provider basis and estimate amounts due back to Medicare if we estimate a cap has been exceeded. We record these adjustments as a reduction to revenue and an increase in accrued expenses within our consolidated balance sheets. Providers are required to self-report and pay their estimated cap liability by February 28th of the following year. As of December 31, 2023, we have recorded $2.3 million for estimated amounts due back to Medicare in accrued expenses for the Federal cap years ended October 31, 2017 through September 30, 2024. As of December 31, 2022, we had recorded $4.3 million for estimated amounts due back to Medicare in accrued expenses for the Federal cap years ended October 31, 2016 through September 30, 2023.
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

Personal Care Revenue Recognition
Personal Care Revenue
For the periods prior to the divestiture of our personal care line of business on March 31, 2023, we generated net service revenues by providing our services directly to patients based on authorized hours, visits or units determined by the relevant agency, at a rate that was either contractual or fixed by legislation. Net service revenue was recognized at the time services were rendered based on gross charges for the services provided, reduced by estimates for contractual and non-contractual revenue adjustments. We received payment for providing such services from payors, including state and local governmental agencies, managed care organizations, commercial insurers and private consumers. Payors included the following elder service agencies: Aging Services Access Points ("ASAPs"), Senior Care Options ("SCOs"), Program of All-Inclusive Care for the Elderly ("PACE") and the Veterans Administration ("VA").
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
Under our contracts with health system partners, we provide home recovery care services for high acuity patients on a limited risk basis whereby we assume the risk for certain healthcare services during the remainder of an inpatient acute stay serviced at the patient’s home (completing H@H - "CH@H") in exchange for a contracted per diem rate. The performance obligation is the coordination and provision of required medical services, as determined by the treating physician, for each day the patient receives inpatient-equivalent care at home. As such, net service revenue is recognized as services are administered and as our performance obligations are satisfied on a per diem basis, reduced by estimates for revenue adjustments.
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
Goodwill and Other Intangible Assets
As of December 31, 2023, we had a goodwill balance of $1,244.7 million. Goodwill represents the amount of the purchase price in excess of the fair values assigned to the underlying identifiable net assets of acquired businesses. Goodwill is not amortized, but is subject to an annual impairment test. Tests are performed more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. These events or circumstances include, but are not limited to, a significant adverse change in the business environment, regulatory environment or legal factors, or a substantial decline in the market capitalization of our stock.
U.S. GAAP allows for annual impairment testing to be done on a qualitative basis to determine if it is more likely than not that the fair value of a reporting unit exceeds its carrying value. If it is determined that it is not more likely than not that the fair value of the reporting units exceeds its carrying value, then a quantitative analysis is performed. During 2023, we performed a qualitative assessment to determine if it was more likely than not that the fair value of our reporting units were less than their carrying values by evaluating relevant events and circumstances including financial performance, market conditions and share price. Based on this assessment, we concluded that the goodwill associated with our home health and hospice reporting units was not considered at risk of impairment as of October 31, 2023. In addition to the qualitative assessment, we also performed a quantitative analysis using an income approach for our high acuity care reporting unit due to delays in achieving our long-term projections established as of the August 2021 acquisition date. This quantitative analysis required us to make estimates and assumptions surrounding projected revenues and costs, growth rates and discount rates. Based on this analysis, we concluded that the goodwill associated with our high acuity care reporting unit was not impaired as of October 31, 2023.
As of December 31, 2023, we had an other intangible assets balance of $102.7 million. Intangible assets consist of certificates of need, licenses, acquired names, non-compete agreements and technology. As of December 31, 2023, our non-compete agreements and amortizable acquired names were fully amortized. We amortize non-compete agreements and acquired names that we do not intend to use indefinitely on a straight-line basis over their estimated useful lives, which are generally two to three years for non-compete agreements and up to three years for acquired names. We amortize technology over its estimated useful service life, which is generally up to seven years. Our indefinite-lived intangible assets are reviewed for impairment annually or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the intangible asset below its carrying amount. We performed a qualitative assessment of our indefinite-lived intangible assets during 2023 and determined that there have been no material developments, events, changes in operating performance or other circumstances that would cause management to believe it is more likely than not that the fair value of any of our indefinite-lived intangible assets would be less than their carrying amounts.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from fluctuations in interest rates. Our Term Loan and Revolving Credit Facility carry a floating interest rate which is tied to the Secured Overnight Financing Rate ("SOFR") and the Prime Rate, and therefore, our consolidated statements of operations and our consolidated statements of cash flows are exposed to changes in interest rates. As of December 31, 2023, the total amount of outstanding debt subject to interest rate fluctuations was $371.9 million. A 1.0% interest rate change would cause interest expense to change by approximately $3.7 million annually, assuming the Company makes no principal repayments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Amedisys, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Amedisys, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.
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

Evaluation of the non-contractual revenue adjustment estimates for Home Health
As discussed in Note 2 to the consolidated financial statements, the Company determines the transaction price for revenue contracts based on gross charges for services provided, reduced by estimates for contractual and non-contractual revenue adjustments. Non-contractual revenue adjustments include discounts provided to self-pay, uninsured patients or other payors, adjustments resulting from payment reviews and adjustments arising from the Company’s inability to obtain appropriate billing documentation, authorizations or face-to-face documentation. Non-contractual revenue adjustments are recorded based on the Company’s historical collection experience, aged accounts receivable by payor and current industry conditions. The non-contractual revenue adjustments represent the difference between amounts billed and amounts the Company expects to collect based on its collection history with similar payors.
We identified the evaluation of the non-contractual revenue adjustment estimates noted above for the Home Health segment as a critical audit matter. Subjective auditor judgment was required to evaluate the historical collection experience used by the Company when developing the non-contractual revenue adjustment estimate. Specifically, the significant judgments related to evaluating the relevance of historical collection experience to the determination of the estimate, which included evaluation of current business and industry conditions, and trends.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s home health revenue process, including controls over the significant judgments for estimating non-contractual revenue adjustments noted above. We assessed the outcome of the estimation of non-contractual revenue adjustments in the prior period to identify circumstances or conditions that are relevant to the determination of the current year estimate. To assess the current year method and the relevance of the historical collection experience, we tested a sample of accounts receivable that were written off in the current year. In addition, we also evaluated current business and economic conditions and trends relevant to the estimation of non-contractual revenue adjustments.

Goodwill impairment assessment of the high acuity care reporting unit
As discussed in Notes 2 and 6 to the consolidated financial statements, the goodwill balance as of December 31, 2023 was $1,244.7 million, of which $231.1 million related to the high acuity care reporting unit. The Company performs goodwill impairment testing on an annual basis as of October 31, and whenever events or changes in circumstances indicate that it is more likely than not that the carrying value of a reporting unit exceeds its fair value. As of October 31, 2023, the Company performed a quantitative assessment of its high acuity care reporting unit using an income approach.
We identified the assessment of the fair value of the high acuity care reporting unit used in the goodwill impairment test as a critical audit matter. A high degree of subjective auditor judgment was required to evaluate certain assumptions used to develop the fair value of the high acuity care reporting unit. Specifically, the revenue growth rate and discount rate assumptions were challenging to evaluate as they were based on subjective determinations of future market and economic conditions. Minor changes in these key assumptions could have had a significant effect on the Company's assessment of the fair value of the high acuity care reporting unit. Additionally, the audit effort associated with the discount rate required specialized skills and knowledge.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the goodwill impairment process. This included controls relating to the determination of the revenue growth rates and discount rate used in the goodwill impairment test. We evaluated the reasonableness of the Company’s projected revenue growth rates by comparing them to industry and third-party data. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the discount rate used by the Company by independently developing a range of discount rates using publicly available market data for comparable companies and comparing the fair value of the high acuity care reporting unit developed using the independently developed range of discount rates and the Company's cash flow forecasts to the Company's fair value estimate.

/s/ KPMG LLP
We have served as the Company's auditor since 2002.
Baton Rouge, Louisiana
February 22, 2024

AMEDISYS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	As of December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$126,450	$40,540
Restricted cash	12,413	13,593
Patient accounts receivable	313,373	296,785
Prepaid expenses	14,639	11,628
Other current assets	30,060	26,415
Total current assets	496,935	388,961
Property and equipment, net of accumulated depreciation of $92,422 and $101,364	41,845	16,026
Operating lease right of use assets	88,939	102,856
Goodwill	1,244,679	1,287,399
Intangible assets, net of accumulated amortization of $14,008 and $14,604	102,675	101,167
Other assets	85,097	79,836
Total assets	$2,060,170	$1,976,245
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$28,237	$43,735
Payroll and employee benefits	136,835	125,387
Accrued expenses	140,049	137,390
Termination fee paid by UnitedHealth Group	106,000	—
Current portion of long-term obligations	36,314	15,496
Current portion of operating lease liabilities	26,286	33,521
Total current liabilities	473,721	355,529
Long-term obligations, less current portion	361,862	419,420
Operating lease liabilities, less current portion	62,751	69,504
Deferred income tax liabilities	40,635	20,411
Other long-term obligations	1,418	4,808
Total liabilities	940,387	869,672
Commitments and Contingencies – Note 12
Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized; 38,131,478 and 37,891,186 shares issued; and 32,667,631 and 32,511,465 shares outstanding	38	38
Additional paid-in capital	787,177	755,063
Treasury stock at cost, 5,463,847 and 5,379,721 shares of common stock	(468,626)	(461,200)
Retained earnings	747,925	757,672
Total Amedisys, Inc. stockholders’ equity	1,066,514	1,051,573
Noncontrolling interests	53,269	55,000
Total equity	1,119,783	1,106,573
Total liabilities and equity	$2,060,170	$1,976,245
The accompanying notes are an integral part of these consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	For the Years Ended December 31,
	2023	2022	2021
Net service revenue	$2,236,382	$2,223,199	$2,214,112
Other operating income	—	—	13,300
Operating expenses:
Cost of service, inclusive of depreciation	1,245,509	1,260,425	1,233,356
General and administrative expenses:
Salaries and benefits	516,049	508,791	474,718
Non-cash compensation	26,082	16,560	23,809
Merger-related expenses	36,672	—	—
Depreciation and amortization	17,747	24,935	30,901
Investment impairment	—	3,009	—
Other	237,929	228,707	212,713
Total operating expenses	2,079,988	2,042,427	1,975,497
Operating income	156,394	180,772	251,915
Other income (expense):
Interest income	3,270	178	49
Interest expense	(31,274)	(22,228)	(9,525)
Equity in earnings (loss) from equity method investments	10,760	(45)	4,949
Merger termination fee	(106,000)	—	—
Gain on equity method investments	—	—	31,098
Miscellaneous, net	6,473	1,567	1,745
Total other (expense) income, net	(116,771)	(20,528)	28,316
Income before income taxes	39,623	160,244	280,231
Income tax expense	(50,559)	(42,545)	(70,065)
Net (loss) income	(10,936)	117,699	210,166
Net loss (income) attributable to noncontrolling interests	1,189	910	(1,094)
Net (loss) income attributable to Amedisys, Inc.	$(9,747)	$118,609	$209,072
Basic earnings per common share:
Net (loss) income attributable to Amedisys, Inc. common stockholders	$(0.30)	$3.65	$6.41
Weighted average shares outstanding	32,599	32,517	32,642
Diluted earnings per common share:
Net (loss) income attributable to Amedisys, Inc. common stockholders	$(0.30)	$3.63	$6.34
Weighted average shares outstanding	32,599	32,653	32,972
The accompanying notes are an integral part of these consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	For the Years Ended December 31,
	2023	2022	2021
Net (loss) income	$(10,936)	$117,699	$210,166
Other comprehensive income	—	—	—
Comprehensive (loss) income	(10,936)	117,699	210,166
Comprehensive loss (income) attributable to non-controlling interests	1,189	910	(1,094)
Comprehensive (loss) income attributable to Amedisys, Inc.	$(9,747)	$118,609	$209,072
The accompanying notes are an integral part of these consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except common stock shares)

	Total	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Noncontrolling Interests
		Shares	Amount
Balance, December 31, 2020	$810,741	37,470,212	$38	$698,287	$(319,092)	$429,991	$1,517
Issuance of stock – employee stock purchase plan	3,968	20,823	—	3,968	—	—	—
Issuance/(cancellation) of non-vested stock	—	151,365	—	—	—	—	—
Exercise of stock options	2,054	32,468	—	2,054	—	—	—
Non-cash compensation	23,809	—	—	23,809	—	—	—
Surrendered shares	(16,898)	—	—	—	(16,898)	—	—
Shares repurchased	(99,878)	—	—	—	(99,878)	—	—
Noncontrolling interest contributions	250	—	—	—	—	—	250
Noncontrolling interest distributions	(1,747)	—	—	—	—	—	(1,747)
Acquired noncontrolling interest	43,858	—	—	—	—	—	43,858
Net income	210,166	—	—	—	—	209,072	1,094
Balance, December 31, 2021	976,323	37,674,868	38	728,118	(435,868)	639,063	44,972
Issuance of stock – employee stock purchase plan	3,848	36,206	—	3,848	—	—	—
Issuance/(cancellation) of non-vested stock	—	142,477	—	—	—	—	—
Exercise of stock options	2,304	37,635	—	2,304	—	—	—
Non-cash compensation	16,560	—	—	16,560	—	—	—
Surrendered shares	(7,981)	—	—	—	(7,981)	—	—
Shares repurchased	(17,351)	—	—	—	(17,351)	—	—
Noncontrolling interest contributions	12,401	—	—	—	—	—	12,401
Noncontrolling interest distributions	(1,561)	—	—	—	—	—	(1,561)
Sale of noncontrolling interest	4,331	—	—	4,233	—	—	98
Net income	117,699	—	—	—	—	118,609	(910)
Balance, December 31, 2022	1,106,573	37,891,186	38	755,063	(461,200)	757,672	55,000
Issuance of stock – employee stock purchase plan	2,602	37,408	—	2,602	—	—	—
Issuance/(cancellation) of non-vested stock	—	189,951	—	—	—	—	—
Exercise of stock options	100	12,933	—	100	—	—	—
Non-cash compensation	29,024	—	—	29,024	—	—	—
Surrendered shares	(6,529)	—	—	897	(7,426)	—	—
Purchase of noncontrolling interest	(630)	—	—	(509)	—	—	(121)
Noncontrolling interest contributions	1,452	—	—	—	—	—	1,452
Noncontrolling interest distributions	(1,873)	—	—	—	—	—	(1,873)
Net loss	(10,936)	—	—	—	—	(9,747)	(1,189)
Balance, December 31, 2023	$1,119,783	38,131,478	$38	$787,177	$(468,626)	$747,925	$53,269
The accompanying notes are an integral part of these consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the Years Ended December 31,
	2023	2022	2021
Cash Flows from Operating Activities:
Net (loss) income	$(10,936)	$117,699	$210,166
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization (inclusive of depreciation included in cost of service)	23,847	24,935	30,901
Non-cash compensation	29,024	16,560	23,809
Amortization and impairment of operating lease right of use assets	33,996	46,029	40,364
Loss (gain) on disposal of property and equipment	319	519	(124)
Gain on equity method investments	—	—	(31,098)
Deferred income taxes	20,655	23,377	44,582
Loss on personal care divestiture	2,186	—	—
Merger termination fee	106,000	—	—
Equity in (earnings) loss from equity method investments	(10,760)	45	(4,949)
Amortization of deferred debt issuance costs	991	991	917
Return on equity method investments	5,073	5,163	5,343
Investment impairment	—	3,009	—
Changes in operating assets and liabilities, net of impact of acquisitions:
Patient accounts receivable	(26,727)	(14,230)	(18,030)
Other current assets	(6,638)	(3,525)	(12,202)
Operating lease right of use assets	(3,786)	(3,242)	(3,060)
Other assets	189	438	(1,017)
Accounts payable	(15,816)	4,894	(4,353)
Accrued expenses	23,694	(39,382)	(26,915)
Other long-term obligations	(3,390)	(8,822)	(28,796)
Operating lease liabilities	(30,733)	(41,175)	(36,645)
Net cash provided by operating activities	137,188	133,283	188,893
Cash Flows from Investing Activities:
Proceeds from the sale of deferred compensation plan assets	54	252	135
Proceeds from the sale of property and equipment	136	66	144
Purchases of property and equipment	(5,620)	(6,165)	(6,302)
Investments in technology assets	(7,093)	(1,050)	(419)
Investment in equity method investee	—	(637)	(200)
Purchase of cost method investment	—	(15,000)	(5,000)
Return of investment	150	—	—
Proceeds from personal care divestiture	47,787	—	—
Acquisitions of businesses, net of cash acquired	(350)	(71,952)	(269,965)
Net cash provided by (used in) investing activities	35,064	(94,486)	(281,607)
Cash Flows from Financing Activities:
Proceeds from issuance of stock upon exercise of stock options	100	2,304	2,054
Proceeds from issuance of stock to employee stock purchase plan	2,602	3,848	3,968
Shares withheld to pay taxes on non-cash compensation	(6,529)	(7,981)	(16,898)
Noncontrolling interest contributions	1,452	3,501	250
Noncontrolling interest distributions	(1,873)	(1,561)	(1,747)
Proceeds from sale of noncontrolling interest	—	5,817	—
Purchase of noncontrolling interest	(800)	—	—
Proceeds from borrowings under term loan	—	—	290,312
Proceeds from borrowings under revolving line of credit	23,000	534,500	500,700
Repayments of borrowings under revolving line of credit	(23,000)	(534,500)	(551,700)
Principal payments of long-term obligations	(76,013)	(13,296)	(9,143)
Debt issuance costs	—	—	(2,792)
Provider relief fund advance	—	—	(60,000)
Purchase of company stock	—	(17,351)	(99,878)
Payment of accrued contingent consideration	(6,461)	(5,714)	—
Net cash (used in) provided by financing activities	(87,522)	(30,433)	55,126
Net increase (decrease) in cash, cash equivalents and restricted cash	84,730	8,364	(37,588)
Cash, cash equivalents and restricted cash at beginning of period	54,133	45,769	83,357
Cash, cash equivalents and restricted cash at end of period	$138,863	$54,133	$45,769

	For the Years Ended December 31,
	2023	2022	2021
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$29,766	$14,939	$5,291
Cash paid for Infinity ZPIC interest	$—	$12,755	$—
Cash paid for income taxes, net of refunds received	$29,127	$24,013	$34,097
Supplemental Disclosures of Non-Cash Activity:
Accrued contingent consideration	$—	$19,195	$—
Noncontrolling interest contribution	$—	$8,900	$—
The accompanying notes are an integral part of these consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

1. NATURE OF OPERATIONS, CONSOLIDATION AND PRESENTATION OF FINANCIAL STATEMENTS
Amedisys, Inc., a Delaware corporation (together with its consolidated subsidiaries, referred to herein as “Amedisys,” “we,” “us,” or “our”), is a multi-state provider of home health, hospice and high acuity care services with approximately 73%, 74% and 75% of our consolidated net service revenue derived from Medicare for 2023, 2022 and 2021, respectively. As of December 31, 2023, we owned and operated 346 Medicare-certified home health care centers, 165 Medicare-certified hospice care centers and 10 admitting high acuity care joint ventures in 37 states within the United States and the District of Columbia. We divested our personal care business on March 31, 2023.
Amedisys and UnitedHealth Group Incorporated Merger
On June 26, 2023, Amedisys, UnitedHealth Group Incorporated, a Delaware corporation ("UnitedHealth Group"), and Aurora Holdings Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of UnitedHealth Group ("Merger Sub"), entered into an Agreement and Plan of Merger, pursuant to which Merger Sub will merge with and into Amedisys with Amedisys continuing as the surviving corporation and becoming a wholly owned subsidiary of UnitedHealth Group. See Note 5 – Mergers, Acquisitions and Dispositions for additional information.
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
During 2021, the Company adopted ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which was intended to increase transparency around financial reporting regarding government assistance by requiring disclosure of information about (1) the types of government assistance received, (2) an entity's accounting for the government assistance received and (3) the effect of the assistance on an entity's financial statements. The ASU was effective for annual periods beginning after December 15, 2021, with early adoption permitted. See Note 4 – Novel Coronavirus Pandemic ("COVID-19") for the disclosures associated with this standard.
Recently Issued Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to improve income tax disclosures by requiring disaggregated information about a reporting entity's effective tax rate reconciliation and information on income taxes paid. The guidance is effective for annual periods beginning after December 15, 2024 on a prospective basis, with early adoption permitted. We are currently evaluating the impact the adoption of this ASU may have on our financial reporting.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The guidance is to be applied retrospectively to all prior periods presented in the financial statements based on the significant expense categories identified and disclosed in the period of adoption. We are currently evaluating the impact the adoption of this ASU may have on our financial reporting.
In August 2023, the FASB issued ASU 2023-05, Business Combinations - Joint Venture Formations (Topic 805): Recognition and Initial Measurement, which requires that a joint venture initially measure all contributions received upon its formation at fair value. The guidance is effective for joint ventures with a formation date on or after January 1, 2025 on a prospective basis. We are currently evaluating the impact the adoption of this ASU may have on our financial reporting.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. Generally Accepted Accounting Principles ("U.S. GAAP") to contract modifications and hedging relationships that reference the London Inter-Bank Offered Rate ("LIBOR") or another reference rate expected to be discontinued, subject to meeting certain criteria. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which adds implementation guidance to ASU 2020-04 to clarify certain optional expedients in Topic 848. The guidance in ASU 2020-04 and ASU 2021-01 was effective upon issuance and may generally be applied prospectively through December 31, 2022. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. These standards did not have an effect on our consolidated financial statements.
Use of Estimates
Our accounting and reporting policies conform with U.S. GAAP. In preparing the consolidated financial statements, we are required to make estimates and assumptions that impact the amounts reported in the consolidated financial statements and accompanying notes. The Company's critical accounting estimates include revenue recognition and testing for the impairment of goodwill and other intangible assets. Actual results could materially differ from those estimates.
Principles of Consolidation
These consolidated financial statements include the accounts of Amedisys, Inc. and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in our accompanying consolidated financial statements, and business combinations accounted for as purchases have been included in our consolidated financial statements from their respective dates of acquisition. In addition to our wholly owned subsidiaries, we also have certain equity investments that are accounted for as set forth in Note 3 – Investments.

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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
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
Net service revenue by payor class as a percentage of total net service revenue for each of our operating segments as described in Note 15 – Segment Information is as follows:

	As of December 31,
	2023	2022	2021
Home Health:
Medicare	39%	40%	41%
Non-Medicare - Episodic-based	8%	8%	8%
Non-Medicare - Non-episodic based	15%	13%	12%
Hospice:
Medicare	34%	33%	34%
Non-Medicare	2%	2%	2%
Personal Care (1)	1%	3%	3%
High Acuity Care (2)	1%	1%	—%
	100%	100%	100%
(1) We divested our personal care business on March 31, 2023.
(2) We acquired Contessa Health on August 1, 2021.
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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
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
Effective January 1, 2022, the Centers for Medicare and Medicaid Services ("CMS") implemented a new notice of admission ("NOA") process. The NOA process requires a one-time submission for each patient that establishes the home health period of care and covers all contiguous 30-day periods of care until the patient is discharged from home health services. If the NOA is not submitted timely, a payment reduction is applied equal to 1/30 of the 30-day payment rate for each day from the start of care date until the date the NOA is submitted.
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
Episodic-based Revenue. We recognize revenue in a similar manner as we recognize Medicare revenue for amounts that are paid by other insurance carriers, including Medicare Advantage programs; however, these amounts can vary based upon the negotiated terms, the majority of which range from 90% to 100% of Medicare rates.
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
Hospice Revenue Recognition
Hospice Medicare Revenue
Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the estimated payment rates. The estimated payment rates are predetermined daily or hourly rates for each of the four levels of care we deliver. The four levels of care are routine care, general inpatient care, continuous home care and respite care. Routine care accounted for 97% of our total Medicare hospice service revenue for each of 2023, 2022 and 2021, respectively. There are two separate payment rates for routine care: payments for the first 60 days of care and care beyond 60 days. In addition to the two routine rates, we may also receive a service intensity add-on (“SIA”). The SIA is based on visits made in the last seven days of life by a registered nurse or medical social worker for patients in a routine level of care.
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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
Additionally, our hospice service revenue is subject to certain limitations on payments from Medicare which are considered variable consideration. We are subject to an inpatient cap limit and an overall Medicare payment cap for each provider number. We monitor these caps on a provider-by-provider basis and estimate amounts due back to Medicare if we estimate a cap has been exceeded. We record these adjustments as a reduction to revenue and an increase in accrued expenses within our consolidated balance sheets. Providers are required to self-report and pay their estimated cap liability by February 28th of the following year. As of December 31, 2023, we have recorded $2.3 million for estimated amounts due back to Medicare in accrued expenses for the Federal cap years ended October 31, 2017 through September 30, 2024. As of December 31, 2022, we had recorded $4.3 million for estimated amounts due back to Medicare in accrued expenses for the Federal cap years ended October 31, 2016 through September 30, 2023.
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
Personal Care Revenue Recognition
Personal Care Revenue
For the periods prior to the divestiture of our personal care line of business on March 31, 2023, we generated net service revenues by providing our services directly to patients based on authorized hours, visits or units determined by the relevant agency, at a rate that was either contractual or fixed by legislation. Net service revenue was recognized at the time services were rendered based on gross charges for the services provided, reduced by estimates for contractual and non-contractual revenue adjustments. We received payment for providing such services from payors, including state and local governmental agencies, managed care organizations, commercial insurers and private consumers. Payors included the following elder service agencies: Aging Services Access Points ("ASAPs"), Senior Care Options ("SCOs"), Program of All-Inclusive Care for the Elderly ("PACE") and the Veterans Administration ("VA").
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
Under our contracts with health system partners, we provide home recovery care services for high acuity patients on a limited risk basis whereby we assume the risk for certain healthcare services during the remainder of an inpatient acute stay serviced at the patient’s home (completing H@H - "CH@H") in exchange for a contracted per diem rate. The performance obligation is the coordination and provision of required medical services, as determined by the treating physician, for each day the patient receives inpatient-equivalent care at home. As such, net service revenue is recognized as services are administered and as our performance obligations are satisfied on a per diem basis, reduced by estimates for revenue adjustments.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
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
Government Grants
We account for government grants in accordance with ASC 832, Government Assistance, by applying the grant model in accordance with International Accounting Standard ("IAS") 20, Accounting for Government Grants and Disclosure of Government Assistance, and as such, we recognize grant income on a systematic basis in line with the recognition of expenses or the loss of revenues for which the grants are intended to compensate. We recognize grants once both of the following conditions are met: (1) we are able to comply with the relevant conditions of the grant and (2) the grant will be received. See Note 4 – Novel Coronavirus Pandemic ("COVID-19") for additional information on our accounting for government funds received under the Coronavirus Aid, Relief and Economic Security Act ("CARES Act").
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include money market funds, certificates of deposit and all highly liquid debt instruments with maturities of three months or less when purchased. The Company maintains cash with commercial banks, which are insured by the Federal Deposit Insurance Corporation ("FDIC"). At various times, the Company has deposits in these financial institutions in excess of the amount insured by the FDIC. The Company has not experienced any losses related to these balances and believes its credit risk to be minimal. The carrying amounts of our cash and cash equivalents approximate their fair values, which are primarily based on Level 1 inputs.
Restricted cash includes cash and cash equivalents that are not available for ordinary business use. As of December 31, 2023 and 2022, we had $12.4 million and $13.6 million, respectively, classified as restricted cash related to funds placed into escrow accounts in connection with the indemnity, closing payment and other provisions within the purchase agreements of our acquisitions and divestitures. See Note 5 – Mergers, Acquisitions and Dispositions for additional information.
The following table summarizes the balances related to our cash, cash equivalents and restricted cash (amounts in millions):

	As of December 31,
	2023	2022
Cash and cash equivalents	$126.5	$40.5
Restricted cash	12.4	13.6
Cash, cash equivalents and restricted cash	$138.9	$54.1

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
Patient Accounts Receivable
We report accounts receivable from services rendered at their estimated transaction price, which includes contractual and non-contractual revenue adjustments based on the amounts expected to be due from payors. Our patient accounts receivable are uncollateralized and consist of amounts due from Medicare, Medicaid, other third-party payors and patients. Our non-Medicare third-party payor base is comprised of a diverse group of payors that are geographically dispersed across the country. As of December 31, 2023, there is no single payor, other than Medicare, that accounts for more than 10% of our total outstanding patient receivables. Thus, we believe there are no other significant concentrations of receivables that would subject us to any significant credit risk in the collection of our patient accounts receivable. We write off accounts on a monthly basis once we have exhausted our collection efforts and deem an account to be uncollectible. We believe the collectability risk associated with our Medicare accounts, which represented 69% and 67% of our net patient accounts receivable at December 31, 2023 and 2022, respectively, is limited due to our historical collection rate of over 99% from Medicare and the fact that Medicare is a U.S. government payor.
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
December 31, 2023
undiscounted cash flows, an impairment charge is indicated. An impairment charge is recognized to the extent that the carrying value of the asset group exceeds its fair value.
We generally provide for depreciation over the following estimated useful service lives.

Years
Buildings	39
Leasehold improvements	Lesser of lease term or expected useful life
Equipment and furniture	3 to 7
Vehicles	5
Computer software	2 to 7
Leased copiers	Lesser of lease term or expected useful life
Leased fleet	Lesser of lease term or expected useful life

The following table summarizes the balances related to our property and equipment for 2023 and 2022 (amounts in millions):

	As of December 31,
	2023	2022
Buildings and leasehold improvements	$11.0	$9.7
Equipment and furniture	40.0	56.9
Finance leases	39.8	4.1
Computer software	43.4	46.7
	134.2	117.4
Less: Accumulated depreciation	(92.4)	(101.4)
	$41.8	$16.0
Depreciation expense for 2023, 2022 and 2021 was $18.2 million, $11.5 million and $12.1 million, respectively.
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
Goodwill and Other Intangible Assets
As of December 31, 2023, we had a goodwill balance of $1,244.7 million. Goodwill represents the amount of the purchase price in excess of the fair values assigned to the underlying identifiable net assets of acquired businesses. Goodwill is not amortized, but is subject to an annual impairment test. Tests are performed more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. These events or circumstances include, but are not limited to, a significant adverse change in the business environment, regulatory environment or legal factors or a substantial decline in the market capitalization of our stock.
Each of our operating segments described in Note 15 – Segment Information is considered to represent an individual reporting unit for goodwill impairment testing purposes. We consider each of our home health care centers to constitute an individual business for which discrete financial information is available. However, since these care centers have substantially similar operating and economic characteristics and resource allocations and since significant investment decisions concerning these businesses are centralized and the benefits broadly distributed, we have aggregated these care centers and deemed them to constitute a single reporting unit. We have applied this same aggregation principle to our hospice care centers and high acuity care joint ventures and have also deemed each of them to be a single reporting unit.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
During 2023, we performed a qualitative assessment to determine if it was more likely than not that the fair value of our reporting units were less than their carrying values by evaluating relevant events and circumstances including financial performance, market conditions and share price. Based on this assessment, we concluded that the goodwill associated with our home health and hospice reporting units was not considered at risk of impairment as of October 31, 2023. In addition to the qualitative assessment, we also performed a quantitative analysis using an income approach for our high acuity care reporting unit due to delays in achieving our long-term projections established as of the August 2021 acquisition date. This quantitative analysis required us to make estimates and assumptions surrounding projected revenues and costs, growth rates and discount rates. Based on this analysis, we concluded that the goodwill associated with our high acuity care reporting unit was not impaired as of October 31, 2023.
As of December 31, 2023, we had an other intangible assets balance of $102.7 million. Intangible assets consist of certificates of need, licenses, acquired names, non-compete agreements and technology. As of December 31, 2023, our non-compete agreements and amortizable acquired names were fully amortized. We amortize non-compete agreements and acquired names that we do not intend to use indefinitely on a straight-line basis over their estimated useful lives, which are generally two to three years for non-compete agreements and up to three years for acquired names. We amortize technology over its estimated useful service life, which is generally up to seven years. Our indefinite-lived intangible assets are reviewed for impairment annually or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the intangible asset below its carrying amount. We performed a qualitative assessment of our indefinite-lived intangible assets during 2023 and determined that there have been no material developments, events, changes in operating performance or other circumstances that would cause management to believe it is more likely than not that the fair value of any of our indefinite-lived intangible assets would be less than their carrying amounts.
Debt Issuance Costs
We amortize deferred debt issuance costs related to our long-term obligations over the term of the obligation through interest expense, unless the debt is extinguished, in which case unamortized balances are immediately expensed. The unamortized debt issuance costs of $2.6 million at December 31, 2023 will be amortized over a weighted-average amortization period of 2.6 years.
Fair Value of Financial Instruments
The following details our financial instruments where the carrying value and the fair value differ (amounts in millions):

		Fair Value at Reporting Date Using
Financial Instrument	Carrying Value as of December 31, 2023	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term obligations	$371.9	$—	$360.6	$—
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
December 31, 2023
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
Management regularly assesses the ability to realize deferred tax assets based upon the weight of available evidence, including such factors as the recent earnings history and expected future taxable income. In the event future taxable income is below management’s estimates or is generated in tax jurisdictions different than projected, we could be required to increase the valuation allowance for deferred tax assets. This would result in an increase in our effective tax rate.
Share-Based Compensation
We record all share-based compensation as expense in the financial statements measured at the fair value of the award. We recognize compensation cost on a straight-line basis over the requisite service period for each separately vesting portion of the award. Share-based compensation expense for 2023, 2022 and 2021 was $29.0 million, $16.6 million and $23.8 million, respectively, and the total income tax benefit recognized for these expenses was $7.5 million, $4.3 million and $6.0 million, respectively, prior to the application of the income tax compensation rules under Internal Revenue Code section 162(m) ("162(m)"). As of December 31, 2023, the income tax benefit recognized for the three-year period was reduced by a cumulative $2.7 million, pursuant to 162(m).
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

	For the Years Ended December 31,
	2023	2022	2021
Weighted average number of shares outstanding – basic	32,599	32,517	32,642
Effect of dilutive securities:
Stock options	—	39	122
Non-vested stock and stock units	—	97	208
Weighted average number of shares outstanding – diluted	32,599	32,653	32,972
Anti-dilutive securities	619	303	114
Advertising Costs
We expense advertising costs as incurred. Advertising expense for 2023, 2022 and 2021 was $7.2 million, $7.3 million and $7.4 million, respectively.

3. INVESTMENTS
We consolidate investments when the entity is a variable interest entity ("VIE") and we are the primary beneficiary or if we have controlling interests in the entity, which is generally ownership in excess of 50%. Third-party equity interests in our consolidated joint ventures are reflected as noncontrolling interests in our consolidated financial statements.
We account for investments in entities in which we have the ability to exercise significant influence under the equity method if we hold 50% or less of the voting stock and the entity is not a VIE in which we are the primary beneficiary. The book value of investments that we account for under the equity method of accounting totaled $46.1 million and $40.5 million as of December 31, 2023 and 2022, respectively, and is reflected in other assets within our consolidated balance sheets.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
We account for investments in entities in which we have less than 20% ownership interest under the cost method of accounting if we do not have the ability to exercise significant influence over the investee. During 2022, we made a $15.0 million investment in a home health benefit manager, which is accounted for under the cost method. During 2021, we made a $5.0 million investment in a workforce optimization company, which is accounted for under the cost method. The book value of investments that we account for under the cost method of accounting was $20.0 million as of December 31, 2023 and 2022 and is reflected in other assets within our consolidated balance sheets.
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
Our high acuity care segment includes interests in several joint ventures with health system partners and a professional corporation that employs clinicians. Each of these entities meets the criteria to be classified as a VIE. As of December 31, 2023, we are consolidating all but one of our admitting joint ventures with health system partners as well as the professional corporation as we have concluded that we are the primary beneficiary of these VIEs; the joint venture that is not consolidated is accounted for under the equity method of accounting. We have management agreements in place with each of the consolidated entities whereby we manage the entities and run the day-to-day operations. As such, we possess the power to direct the activities that most significantly impact the economic performance of the VIEs. The significant activities include, but are not limited to, negotiating provider and payor contracts, establishing patient care policies and protocols, making employment and compensation decisions, developing the operating and capital budgets, performing marketing activities and providing accounting support. We also have the obligation to absorb any expected losses and the right to receive benefits. Additionally, from time to time we may be required to provide joint venture funding.
During the year ended December 31, 2022, we recorded a $3.0 million impairment charge in connection with the wind down of operations of one of our high acuity care joint ventures accounted for under the equity method of accounting.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
The terms of the agreements with each VIE prohibit us from using the assets of the VIE to satisfy the obligations of other entities. The carrying amount of the VIEs’ assets and liabilities included in our consolidated balance sheets are as follows (amounts in millions):

	As of December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$8.8	$15.6
Patient accounts receivable	9.0	6.1
Other current assets	0.1	0.6
Total current assets	17.9	22.3
Property and equipment	0.1	0.1
Operating lease right of use assets	0.1	0.1
Goodwill	8.5	8.5
Intangible assets	0.4	0.4
Other assets	0.3	0.2
Total assets	$27.3	$31.6
LIABILITIES
Current liabilities:
Accounts payable	$0.5	$0.1
Payroll and employee benefits	0.9	0.5
Accrued expenses	7.9	5.8
Operating lease liabilities	—	0.1
Current portion of long-term obligations	—	0.2
Total liabilities	$9.3	$6.7

4. NOVEL CORONAVIRUS PANDEMIC ("COVID-19")
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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
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
$106.8
The CARES Act also provided for the temporary suspension of the 2% reduction of Medicare claim reimbursements ("sequestration") for the period May 1, 2020 through December 31, 2020. During 2020 and 2021, Congress passed additional COVID-19 relief legislation which extended the 2% suspension of sequestration through March 31, 2022; sequestration was reinstated as a 1% reduction to Medicare claim reimbursements effective April 1, 2022 and a 2% reduction to Medicare claim reimbursements effective July 1, 2022. We recognized benefits to net service revenue totaling $13 million and $36 million during 2022 and 2021, respectively.
Additionally, the CARES Act provided for the deferral of the employer share of social security tax (6.2%), effective for payments due after the enactment date through December 31, 2020. During 2020, we deferred payment of approximately $55 million of social security taxes. Approximately $27 million was paid during December 2021; the remaining balance was paid during December 2022.

5. MERGERS, ACQUISITIONS AND DISPOSITIONS
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
As previously disclosed in Amedisys’ Current Report on Form 8-K filed with the SEC on May 3, 2023 and its Quarterly Report on Form 10-Q filed with the SEC on May 4, 2023, Amedisys entered into an Agreement and Plan of Merger on May 3, 2023 (the “OPCH Merger Agreement”) with Option Care Health, Inc., a Delaware corporation (“OPCH”), and Uintah Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of OPCH (“OPCH Merger Sub”). On June 26, 2023, Amedisys, OPCH and OPCH Merger Sub entered into the Termination Agreement (the “Termination Agreement”), pursuant to which the parties thereto agreed to terminate the OPCH Merger Agreement and grant mutual releases by the parties of all claims against the other parties based upon, arising from, in connection with or relating to the OPCH Merger Agreement. Pursuant to the terms of the Termination Agreement, each of the termination of the OPCH Merger Agreement and the mutual releases provided for in

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
the Termination Agreement would become effective upon receipt by OPCH of a $106,000,000 termination fee payable by, or on behalf of, Amedisys within 24 hours of the execution of the Termination Agreement (i.e., before the market open on June 27, 2023). On June 26, 2023, following the execution of the Termination Agreement, UnitedHealth Group, on behalf of Amedisys, delivered funds to OPCH in an amount equal to $106,000,000, representing the termination fee payable to OPCH under the OPCH Merger Agreement and the Termination Agreement, satisfying the condition precedent to the effectiveness of the termination of the OPCH Merger Agreement and the releases contained in the Termination Agreement. If the Merger Agreement is terminated under certain specified circumstances, Amedisys may be required to reimburse UnitedHealth Group for the $106,000,000 termination fee that UnitedHealth Group, on Amedisys’ behalf, paid to OPCH in addition to the $125,000,000 termination fee payable by Amedisys to UnitedHealth Group upon termination of the Merger Agreement. The $106,000,000 termination fee was recorded to other income (expense) within our consolidated statement of operations with a corresponding liability to termination fee paid by UnitedHealth Group within our consolidated balance sheet during the year ended December 31, 2023.
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
Of the total $16.7 million placed into escrow, $1.0 million was set aside for the closing payment adjustment. The closing payment calculated on the acquisition date included estimates for cash, working capital and various other items. Under the purchase agreement, the purchase price was subject to an adjustment for any differences between estimated amounts included in the closing payment and actual amounts at close. The closing payment adjustment, which was finalized during 2022, reduced the purchase price by $1.3 million from $67.8 million to $66.5 million. The remaining $15.7 million placed into escrow relates to certain outstanding matters existing as of the acquisition date as well as potential losses the Company may incur for which the seller has an obligation to indemnify the Company. The amounts in escrow will either be paid to third parties as outstanding matters are resolved or to the seller at certain intervals in the future. As of December 31, 2023, $9.6 million of the $16.7 million has been released from escrow; $7.1 million plus interest remains in escrow and is reflected as restricted cash within our consolidated balance sheet. Corresponding liabilities related to these contingent consideration arrangements are reflected in accrued expenses within our consolidated balance sheet as of December 31, 2023.
$15 million of goodwill recorded for this acquisition will be deductible for income tax purposes over approximately two to five years.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
Evolution contributed $29.7 million in net service revenue and an operating loss of $2.3 million during the year ended December 31, 2023 and $29.4 million in net service revenue and an operating loss of $5.3 million during the year ended December 31, 2022.
The Company finalized its valuation of the assets acquired and liabilities assumed during the three-month period ended March 31, 2023. As a result of our review, total assets acquired decreased by $0.2 million (primarily patient accounts receivable) and total liabilities assumed remained flat; these adjustments resulted in a $0.2 million increase in goodwill. The total consideration of $66.5 million has been allocated to assets acquired and liabilities assumed as of the acquisition date as follows (amounts in millions):

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

On April 1, 2022, we acquired two home health locations from AssistedCare Home Health, Inc. and RH Homecare Services, LLC, doing business as AssistedCare Home Health and AssistedCare of the Carolinas ("AssistedCare"), respectively, for a purchase price of $24.7 million. A portion of the purchase price ($22.2 million) was paid to the seller with cash on hand and proceeds from borrowings under our Revolving Credit Facility. The remainder ($2.5 million) was placed into an escrow account in accordance with the indemnity provisions within the purchase agreement and was classified as restricted cash within our consolidated balance sheet. A corresponding liability related to this contingent consideration arrangement was also reflected in accrued expenses within our consolidated balance sheet. The $2.5 million was released from escrow during the three-month period ended December 31, 2023.
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
AssistedCare contributed $7.0 million in net service revenue and operating income of $0.5 million during the year ended December 31, 2023 and $6.1 million in net service revenue and operating income of $0.8 million during the year ended December 31, 2022.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
Dispositions
On February 10, 2023, we signed a definitive agreement to sell our personal care business (excluding the Florida operations, which were closed during the three-month period ended March 31, 2023). The divestiture closed on March 31, 2023. We received net proceeds of $47.8 million and recognized a $2.2 million loss during the three-month period ended March 31, 2023, which is reflected in miscellaneous, net within our consolidated statement of operations. The net proceeds of $47.8 million is inclusive of $6.0 million that was placed into an escrow account in accordance with the closing payment and indemnity provisions within the purchase agreement.
Of the total $6.0 million placed into escrow, $1.0 million was set aside for the closing payment adjustment. The closing payment calculated on the acquisition date included estimates for cash, working capital and various other items. Under the purchase agreement, the purchase price was subject to an adjustment for any differences between estimated amounts included in the closing payment and actual amounts at close. The closing payment adjustment was finalized during 2023 with $0.1 million being paid to Amedisys by the buyer. The $1.0 million in escrow related to the closing payment adjustment was released to Amedisys during the fourth quarter. The remaining $5.0 million placed into escrow relates to potential losses for which the Company may have to indemnify the buyer. As of December 31, 2023, the $5.0 million plus interest remains in escrow and is reflected as restricted cash within our consolidated balance sheet as of December 31, 2023.
The disposition of our personal care business did not qualify as a discontinued operation because it did not represent a change in strategy that has or will have a major effect on the Company's operations or financial results.
We derecognized goodwill of $43.1 million in connection with the divestiture. The carrying amounts of the assets and liabilities associated with our personal care reporting unit included in our consolidated balance sheet as of December 31, 2022 were as follows (amounts in millions):

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

6. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
During 2023, 2022 and 2021, we did not record any goodwill impairment charges as a result of our annual impairment test and none of the goodwill associated with our reporting units was considered impaired as of October 31st of each respective year (the date of our annual goodwill impairment test).

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
The following table summarizes the activity related to our goodwill for 2023 and 2022 (amounts in millions):

	Goodwill
	Home Health	Hospice	Personal Care	High Acuity Care	Total
Balances at December 31, 2021(1)	$118.2	$800.9	$43.1	$233.9	$1,196.1
Additions	85.6	—	—	8.5	94.1
Adjustments(2)	—	—	—	(2.8)	(2.8)
Balances at December 31, 2022	203.8	800.9	43.1	239.6	1,287.4
Additions	0.3	—	—	—	0.3
Adjustments(3)	0.2	—	—	—	0.2
Reclass between segments(4)	8.5	—	—	(8.5)	—
Divestitures(5)	—	—	(43.1)	—	(43.1)
Balances at December 31, 2023	$212.7	$800.9	$—	$231.1	$1,244.7
(1)Net of prior years' accumulated impairment losses of $730.0 million within the home health reporting unit.
(2)The Company finalized its valuation of the assets acquired, liabilities assumed and noncontrolling interests in connection with the acquisition of Contessa on August 1, 2021.
(3)The Company finalized its valuation of the assets acquired and liabilities assumed in connection with the acquisition of Evolution on April 1, 2022. See Note 5 – Mergers, Acquisitions and Dispositions for additional information.
(4)Effective January 1, 2023, we transitioned from the high acuity care segment to the home health segment the operations of a home health care center that was contributed to the high acuity care segment by one of our health system partners during 2022. See Note 5 – Mergers, Acquisitions and Dispositions and Note 15 – Segment Information for additional information.
(5)The Company divested its personal care business on March 31, 2023.
Other Intangible Assets, net
During 2023 and 2022, we did not record any impairment charges related to our other intangible assets.
The following table summarizes the activity related to our other intangible assets, net for 2023 and 2022 (amounts in millions):

	Other Intangible Assets, Net
	Certificates of Need and Licenses	Acquired Names -Unamortizable	Acquired Names -Amortizable	Non-Compete Agreements	Technology(3)	Total
Balances at December 31, 2021(1)	$47.1	$35.6	$3.1	$6.4	$19.0	$111.2
Additions	2.4	—	—	—	1.1	3.5
Amortization(2)	(2.8)	—	(3.1)	(4.6)	(3.0)	(13.5)
Balances at December 31, 2022	46.7	35.6	—	1.8	17.1	101.2
Additions	0.1	—	—	—	7.1	7.2
Amortization(2)	(0.1)	—	—	(1.8)	(3.8)	(5.7)
Balances at December 31, 2023	$46.7	$35.6	$—	$—	$20.4	$102.7
(1)Net of prior years' accumulated amortization of $7.2 million for acquired names and $8.3 million for non-compete agreements.
(2)Amortization of certificates of need and licenses is related to care centers that were closed during 2022 and 2023.
(3)The weighted average remaining amortization period of our technology is 4.6 years.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
The estimated aggregate amortization expense related to intangible assets for each of the five succeeding years is as follows (amounts in millions):

Intangible Asset Amortization
2024	$4.5
2025	4.5
2026	4.5
2027	4.5
2028	2.4
$20.4
See Note 5 – Mergers, Acquisitions and Dispositions for further details on additions to goodwill and other intangible assets, net.

7. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS
Additional information regarding certain balance sheet accounts is presented below (amounts in millions):

	As of December 31,
	2023	2022
Other current assets:
Payroll tax escrow	$7.0	$7.6
Income tax receivable	8.0	8.8
Due from joint ventures	6.8	3.6
Other	8.3	6.4
	$30.1	$26.4
Other assets:
Workers’ compensation deposits	$0.2	$0.3
Health insurance deposits	1.5	0.9
Other miscellaneous deposits	1.0	1.0
Indemnity receivable	13.6	13.6
Equity method investments	46.1	40.5
Cost method investments	20.0	20.0
Other	2.7	3.5
	$85.1	$79.8
Accrued expenses:
Health insurance	$18.2	$16.2
Workers’ compensation	41.8	40.6
Legal settlements and other audits	24.6	29.9
Charity care	2.7	1.9
Estimated Medicare cap liability	2.3	4.3
Hospice accruals (room and board, general in-patient and other)	23.3	19.1
Patient and payor liabilities	15.1	8.9
Accrued contingent consideration	7.1	10.5
Accrued interest	1.1	0.2
Other	3.8	5.8
	$140.0	$137.4
Other long-term obligations:
Deferred compensation plan liability	$0.6	$0.6
Accrued contingent consideration	—	3.2
Other	0.8	1.0
	$1.4	$4.8

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
8. LEASES
We determine whether an arrangement is a lease at inception. We have operating leases, primarily for offices, that expire at various dates over the next seven years. We have finance leases covering certain office equipment and fleet vehicles that expire at various dates over the next six years. Our leases do not contain any restrictive covenants.
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
Effective January 1, 2023, the master lease agreement for our fleet leases was modified to remove the residual value guarantee provided by the lessor on each of our fleet leases. The modification resulted in a change in the classification of our fleet leases from operating leases to finance leases. In connection with the modification, we reclassified approximately $15 million from the operating lease asset and liability accounts to the property and equipment and current/long-term obligations accounts within our consolidated balance sheet. Additionally, following the modification, expenses associated with our fleet leases are reflected in depreciation expense and interest expense within our consolidated statement of operations as opposed to cost of service and general and administrative expenses, which is where the expenses were reflected in prior periods.
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
The components of lease cost for the years ended December 31, 2023 and 2022 are as follows (amounts in millions):

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

	For the Years Ended December 31,
	2023	2022
Operating lease cost:
Operating lease cost	$33.8	$43.9
Impairment of operating lease right of use ("ROU") assets	0.2	2.1
Total operating lease cost	34.0	46.0

Finance lease cost:
Loss on termination	—	0.5
Amortization of ROU assets	5.8	1.8
Interest on lease liabilities	1.6	0.1
Total finance lease cost	7.4	2.4

Variable lease cost	3.7	3.4
Short-term lease cost	—	—
Total lease cost	$45.1	$51.8

Amounts reported in the consolidated balance sheets as of December 31, 2023 and 2022 for our operating leases are as follows (amounts in millions):

	As of December 31,
	2023	2022
Operating lease ROU assets	$88.9	$102.9

Current portion of operating lease liabilities	26.3	33.5
Operating lease liabilities, less current portion	62.7	69.5
Total operating lease liabilities	$89.0	$103.0

Amounts reported in the consolidated balance sheets as of December 31, 2023 and 2022 for finance leases are included in the table below. The finance lease ROU assets are recorded within property and equipment, net of accumulated depreciation within our consolidated balance sheets. The finance lease liabilities are recorded within current portion of long-term obligations and long-term obligations, less current portion within our consolidated balance sheets.

	As of December 31,
	2023	2022
Finance lease ROU assets	$39.8	$4.1
Accumulated amortization	(11.2)	(1.8)
Finance lease ROU assets, net	$28.6	$2.3

Current installments of obligations under finance leases	$13.8	$1.2
Long-term portion of obligations under finance leases	15.1	1.1
Total finance lease liabilities	$28.9	$2.3

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
Supplemental cash flow information and non-cash activity related to our leases are as follows (amounts in millions):

	For the Years Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities and ROU assets:
Operating cash flow from operating leases	$(34.5)	$(44.4)
Financing cash flow from finance leases	(11.6)	(1.5)

ROU assets obtained in exchange for lease obligations:
Operating leases	$33.9	$45.1
Finance leases	40.0	2.1

Reductions to ROU assets resulting from reductions to lease obligations:
Operating leases	$(15.2)	$(4.2)
Finance leases	(1.7)	(0.6)

Amounts disclosed for ROU assets obtained in exchange for lease obligations include amounts added to the carrying amount of ROU assets resulting from lease modifications and reassessments.

Weighted average remaining lease terms and discount rates for our leases as of December 31, 2023 and 2022 are as follows:

	As of December 31,
	2023	2022
Weighted average remaining lease term (years):
Operating leases	3.6	3.5
Finance leases	2.6	2.1

Weighted average discount rate:
Operating leases	4.2%	3.4%
Finance leases	6.6%	5.3%

Maturities of lease liabilities as of December 31, 2023 are as follows (amounts in millions):

	Operating Leases	Finance Leases
2024	$29.5	$14.7
2025	26.1	10.9
2026	19.7	3.7
2027	13.2	0.9
2028	7.1	0.9
Thereafter	1.2	0.4
Total undiscounted lease payments	96.8	31.5
Less: Imputed interest	(7.8)	(2.6)
Total lease liabilities	$89.0	$28.9

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
9. LONG-TERM OBLIGATIONS
Long-term debt consists of the following for the periods indicated (amounts in millions):

	As of December 31,
	2023	2022
$450.0 million Term Loan; interest rate at Base Rate plus Applicable Rate or Term SOFR plus Applicable Rate (7.2% at December 31, 2023); due July 30, 2026	$371.9	$435.9
$550.0 million Revolving Credit Facility; interest only payments; interest rate at Base Rate plus Applicable Rate or Term SOFR plus Applicable Rate; due July 30, 2026	—	—
Promissory notes	—	0.2
Finance leases	28.9	2.3
Principal amount of long-term obligations	400.8	438.4
Deferred debt issuance costs	(2.6)	(3.5)
	398.2	434.9
Current portion of long-term obligations	(36.3)	(15.5)
Long-term obligations, less current portion	$361.9	$419.4
Maturities of debt as of December 31, 2023 are as follows (amounts in millions):

Long-Term Obligations
2024	$36.3
2025	32.3
2026	330.0
2027	0.9
2028	0.9
2029	0.4
$400.8
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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
Second Amendment to the Credit Agreement
On July 30, 2021, we entered into the Second Amendment to our Credit Agreement (as amended by the Second Amendment, the "Second Amended Credit Agreement"). The Second Amended Credit Agreement provided for a senior secured credit facility in an initial aggregate principal amount of up to $1.0 billion, which included the $550.0 million Revolving Credit Facility and a term loan facility with a principal amount of up to $450.0 million (the "Amended Term Loan Facility" and collectively with the Revolving Credit Facility, the "Amended Credit Facility").
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
The loans issued under the Amended Credit Facility bear interest on a per annum basis, at our election, at either: (i) the Base Rate plus the Applicable Rate or (ii) the Term SOFR plus the Applicable Rate. The “Base Rate” means a fluctuating rate per annum equal to the highest of (a) the federal funds rate plus 0.50% per annum, (b) the prime rate of interest established by the Administrative Agent, and (c) the Term SOFR plus 1% per annum. The “Term SOFR” means the quoted rate per annum equal to the SOFR for an interest period of one or three months (as selected by us) plus the SOFR adjustment of 0.10%. The “Applicable Rate” is based on the consolidated leverage ratio and is presented in the table below. As of December 31, 2023, the Applicable Rate is 0.75% per annum for Base Rate Loans and 1.75% per annum for Term SOFR Loans. We are also subject to a commitment fee and letter of credit fee under the terms of the Third Amended Credit Agreement, as presented in the table below.

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
In accordance with the requirements above, net proceeds received from the divestiture of our personal care line of business were used to prepay a portion of our Amended Term Loan Facility during the year ended December 31, 2023.
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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
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
Our weighted average interest rate for borrowings under our Amended Term Loan Facility was 6.8% for the year ended December 31, 2023 and 3.2% for the year ended December 31, 2022. As of December 31, 2023, we had no outstanding borrowings under our $550.0 million Revolving Credit Facility. Our weighted average interest rate for borrowings under our $550.0 million Revolving Credit Facility was 6.2% for the year ended December 31, 2023 and 3.4% for the year ended December 31, 2022.
As of December 31, 2023, our consolidated leverage ratio was 2.3, our consolidated interest coverage ratio was 4.9 and we are in compliance with our covenants under the Third Amended Credit Agreement.
As of December 31, 2023, our availability under our $550.0 million Revolving Credit Facility was $518.9 million as we have no outstanding borrowings and $31.1 million outstanding in letters of credit.
Joinder Agreements
In connection with the CCH acquisition, we entered into a Joinder Agreement, dated as of February 4, 2019 (the “CCH Joinder”), pursuant to which CCH and its subsidiaries were made parties to, and became subject to the terms and conditions of, the Amended Credit Agreement (now the Third Amended Credit Agreement), the Amended and Restated Security Agreement, dated as of June 29, 2018 (the “Amended and Restated Security Agreement”), and the Amended and Restated Pledge Agreement, dated as of June 29, 2018 (the “Amended and Restated Pledge Agreement”). In connection with the AseraCare acquisition, we entered into a Joinder Agreement, dated as of June 12, 2020, pursuant to which the AseraCare entities were made parties to, and became subject to the terms and conditions of, the Amended Credit Agreement (now the Third Amended Credit Agreement), the Amended and Restated Security Agreement and the Amended and Restated Pledge Agreement (the “AseraCare Joinder”). In connection with the Contessa acquisition and the Second Amendment, we entered into a Joinder Agreement, dated as of September 3, 2021, pursuant to which Contessa and its subsidiaries and Asana Hospice (“Asana”), which we acquired on January 1, 2020, and its subsidiaries were made parties to, and became subject to the terms and conditions of, the Second Amended Credit Agreement (now the Third Amended Credit Agreement), the Amended and Restated Security Agreement and the Amended and Restated Pledge Agreement (the “Contessa and Asana Joinder,” and together with the CCH Joinder and the AseraCare Joinder, the “Joinders”).
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
Finance Leases
Our outstanding finance leases totaling $28.9 million relate to leased equipment and fleet vehicles and bear interest rates ranging from 3.0% to 8.1%.
Effective January 1, 2023, the master lease agreement for our fleet leases was modified to remove the residual value guarantee provided by the lessor on each of our fleet leases. The modification resulted in a change in the classification of our fleet leases from operating leases to finance leases. In connection with the modification, we reclassified approximately $15 million from the operating lease asset and liability accounts to the property and equipment and current/long-term obligations accounts within our consolidated balance sheet.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
10. INCOME TAXES
Income taxes attributable to continuing operations consist of the following (amounts in millions):

	For the Years Ended December 31,
	2023	2022	2021
Current income tax expense:
Federal	$21.1	$12.2	$20.3
State and local	8.8	7.0	5.2
	29.9	19.2	25.5
Deferred income tax expense:
Federal	17.5	20.4	35.9
State and local	3.2	2.9	8.7
	20.7	23.3	44.6
Income tax expense	$50.6	$42.5	$70.1

Total income tax expense for the years ended December 31, 2023, 2022 and 2021 was allocated as follows (amounts in millions):

	For the Years Ended December 31,
	2023	2022	2021
Income from continuing operations	$50.6	$42.5	$70.1
Interest expense	—	(0.7)	0.1
Goodwill	(0.3)	(2.7)	3.1
Tax expense recorded to additional paid-in capital	(0.2)	1.5	—
Total	$50.1	$40.6	$73.3
A reconciliation of significant differences between the reported amount of income tax expense and the expected amount of income tax expense that would result from applying the U.S. federal statutory income tax rate of 21% to income before income taxes is as follows:

	For the Years Ended December 31,
	2023(1)	2022	2021
Income tax expense at U.S. federal statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal income tax benefit	26.0	5.6	5.0
Excess tax benefits from share-based compensation	3.4	0.3	(2.1)
Non-deductible executive compensation	5.5	0.8	1.2
Unrecognized tax benefits(2)	—	(1.7)	—
Merger-related expenses	13.7	—	—
Merger termination fee	56.2	—	—
Other items, net(3)	1.9	0.5	(0.1)
Income tax expense	127.7%	26.5%	25.0%
(1)The information provided for the year ended December 31, 2023 does not provide a meaningful reconciliation of the effective tax rate and is not comparable to other periods. The effective tax rate for the year is influenced by the relationship of the amount of “effective tax rate drivers” (i.e. non-deductible expenses, non-taxable income, tax credits, valuation allowance, uncertain tax positions, etc.) to income or loss before taxes. For the year ended December 31, 2023, the company incurred merger related expenses totaling $36.7 million and a $106.0 million merger termination fee, which are significant and unusual reductions to income before taxes and “effective tax rate drivers.” Consequently, for 2023, the relationship between the “effective tax rate drivers” and income before taxes is distorted, resulting in an unusual effective tax rate.
(2)For the year ended December 31, 2022, the Company recognized $2.7 million of federal uncertain tax positions due to a lapse of the statute of limitations.
(3)Includes various items such as non-deductible expenses, non-taxable income, tax credits, valuation allowance, uncertain tax positions and return-to-accrual adjustments.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
As of December 31, 2023 and 2022, the Company had income taxes receivable of $8.0 million and $8.8 million, respectively, included in other current assets within our consolidated balance sheets.
Deferred tax assets (liabilities) consist of the following components (amounts in millions):

	As of December 31,
	2023	2022
Deferred tax assets:
Accrued payroll and employee benefits	$17.1	$14.1
Workers’ compensation	10.9	10.6
Share-based compensation	7.1	5.7
Legal and compliance matters	3.9	4.7
Lease liability	25.6	27.8
Net operating loss carryforwards	8.9	11.6
Tax credit carryforwards	2.7	2.9
Other assets	0.2	0.2
Gross deferred tax assets	76.4	77.6
Less: valuation allowance	(5.4)	(5.2)
Net deferred tax assets	71.0	72.4
Deferred tax liabilities:
Property and equipment(1)	(13.5)	(6.6)
Amortization of intangible assets	(61.7)	(48.5)
Investment in partnerships	(10.8)	(10.0)
Right of use asset	(24.9)	(27.0)
Other liabilities	(0.7)	(0.7)
Gross deferred tax liabilities	(111.6)	(92.8)
Deferred income taxes	$(40.6)	$(20.4)
(1)Effective January 1, 2023, the classification of fleet leases changed from operating leases to finance leases for both GAAP and tax purposes. As a result, for GAAP purposes, the Company recorded the expenses associated with the fleet leases in depreciation expense and interest expense. For tax purposes, the Company accelerated the depreciation expense through bonus depreciation. As a result of accelerated tax depreciation on the fleet vehicles, a deferred tax liability of $8.1 million was recorded for the year ended December 31, 2023.
As of December 31, 2023, we have U.S. net operating loss (“NOL”) carryforwards of $10.2 million that are available to reduce future taxable income and may be carried forward indefinitely. While the NOL carryforwards are not subject to expiration, the annual NOL amount that is available to offset future taxable income is subject to limitation. The NOL carryforwards were acquired as part of the stock purchase of Contessa on August 1, 2021. Under Section 382 of the Internal Revenue Code of 1986, as amended ("Section 382"), substantial changes in a Company’s ownership may limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income. As a result of the ownership change, the Company determined that there is an annual limitation, pursuant to Section 382, on the amount of NOL carryforwards that may be utilized to offset future taxable income.
As of December 31, 2023, we have state NOL carryforwards of $135.4 million that are available to reduce future taxable income and various state tax credits totaling $3.4 million available to reduce future state income taxes. The state NOL and tax credit carryforwards expire at various times.
As of December 31, 2023 and 2022, the valuation allowance for deferred tax assets, which is related to certain state NOLs, was $5.4 million and $5.2 million, respectively. The net change in the total valuation allowance for the years ended December 31, 2023 and 2022 was an increase of $0.2 million and an increase of $1.9 million, respectively. The $0.2 million increase in the valuation allowance for the year ended December 31, 2023 is due to the creation of state NOL carryforwards in jurisdictions that require separate company reporting and where the Company does not expect to have sufficient separate company future taxable income available to offset the state NOL carryforwards.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those jurisdictions during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income and tax-planning strategies in making this assessment. In order to fully realize the deferred tax assets, the Company will need to generate future taxable income before the expiration of the carryforwards governed by the tax code. Based on the current level of pre-tax earnings, the Company will generate the minimum amount of future taxable income needed to support the realization of the deferred tax assets. As a result, as of December 31, 2023, management believes that it is more likely than not that we will realize the benefits of these deferred tax assets, net of the existing valuation allowances. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.
Uncertain Tax Positions
We account for uncertain tax positions in accordance with the authoritative guidance for uncertain tax positions. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (amounts in millions):

	For the Years Ended December 31,
	2023	2022	2021
Balance at beginning of period	$—	$2.7	$2.7
Additions for tax positions related to current year	—	—	—
Additions for tax positions related to prior year	—	—	—
Reductions for tax positions related to prior years	—	—	—
Lapse of statute of limitations	—	(2.7)	—
Settlements	—	—	—
Balance at end of period	$—	$—	$2.7
During 2022, the statute of limitations lapsed, ultimately removing the uncertainty surrounding the Company's ability to recognize the tax positions, if challenged under audit. As a result, the Company recognized a $2.7 million income tax benefit and corresponding reduction in our effective tax rate for the period ended December 31, 2022. The Company has no uncertain tax positions related to tax years that remain subject to examination by relevant tax authorities. As of December 31, 2023, no liability for unrecognized tax benefits was necessary, and no change in assessment is expected within the next 12 months.
For the period ended December 31, 2022, the Company recorded a $0.7 million benefit as a component of interest expense as a result of the lapse of the statute of limitations and corresponding release of the reserve for uncertain tax positions. No interest expense or benefit was recorded for the period ended December 31, 2023. There was no accrued interest related to uncertain tax positions included in the consolidated balance sheet at December 31, 2023 or December 31, 2022.
We are subject to income taxes in the U.S. and in many individual states, with significant operations in Louisiana, South Carolina, Alabama, Georgia, Massachusetts and Tennessee. We are open to examination in the U.S. and in various individual states for the tax years ended December 31, 2017 through December 31, 2023. We are also open to examination in various states for the years ended 2007 through 2023 resulting from NOLs generated and available for carryforward from those years.

11. CAPITAL STOCK AND SHARE-BASED COMPENSATION
We are authorized by our Certificate of Incorporation to issue 60,000,000 shares of common stock, $0.001 par value and 5,000,000 shares of preferred stock, $0.001 par value. As of December 31, 2023, there were 38,131,478 and 32,667,631 shares of common stock issued and outstanding, respectively, and no shares of preferred stock issued or outstanding. Our Board of Directors is authorized to fix the dividend rights and terms, conversion and voting rights, redemption rights and other privileges and restrictions applicable to our preferred stock.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
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
Equity-based awards may be granted for a number of shares not to exceed, in the aggregate, approximately 2.5 million shares of common stock. We had approximately 1.2 million shares available at December 31, 2023. The price per share for stock options shall be no less than the greater of (a) 100% of the fair value of a share of common stock on the date the option is granted or (b) the aggregate par value of the shares of our common stock on the date the option is granted. If a stock option is granted to any owner of 10% or more of the total combined voting power of us and our subsidiaries, the price is to be at least 110% of the fair value of a share of our common stock on the date the award is granted. Each equity-based award vests ratably over a one year to four year period, with the exception of those issued under contractual arrangements that specify otherwise, and may be exercised during a period as determined by our Compensation Committee or as otherwise approved by our Compensation Committee. The contractual terms of stock options exercised shall not exceed ten years from the date such option is granted. The Company analyzes historical data of forfeited awards to develop an estimated forfeiture rate that is applied to the Company's non-cash compensation expense; however, all non-cash compensation expense is adjusted to reflect actual vestings and forfeitures.
Employee Stock Purchase Plan (“ESPP”)
We have a plan whereby our eligible employees may purchase our common stock at 85% of the market price at the time of purchase. The total number of shares of our common stock authorized for issuance under our ESPP is 4,500,000. There have been no purchases under the plan since the second quarter offering period as commencement of an offering period after the date of the Merger Agreement is prohibited under the Merger Agreement. The following is a detail of the purchases that were made under the plan:

Employee Stock Purchase Plan Period	Shares Issued	Price
2021 and Prior	3,195,155	$18.98
January 1, 2022 to March 31, 2022	6,184	146.45
April 1, 2022 to June 30, 2022	10,814	89.35
July 1, 2022 to September 30, 2022	12,047	82.27
October 1, 2022 to December 31, 2022	11,498	71.01
January 1, 2023 to March 31, 2023	14,995	62.52
April 1, 2023 to June 30, 2023	10,915	77.72
July 1, 2023 to September 30, 2023	—	—
October 1, 2023 to December 31, 2023	—	—
	3,261,608
ESPP expense included in general and administrative expense in our accompanying consolidated statements of operations was $0.3 million, $0.7 million and $0.7 million for 2023, 2022 and 2021, respectively.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
Stock Options
We use the Black-Scholes option pricing model to estimate the fair value of our stock options. There were 55,280, 33,656 and 40,788 options granted during 2023, 2022 and 2021, respectively. Stock option compensation expense included in general and administrative expenses in our accompanying consolidated statements of operations was $2.1 million, $1.7 million and $3.6 million for 2023, 2022 and 2021, respectively.
The fair values of the stock option awards were estimated using the following assumptions for 2023, 2022 and 2021:

	For the Years Ended December 31,
	2023	2022	2021
Risk Free Rate	3.45% - 4.06%	1.91%	0.80% - 1.35%
Expected Volatility	43.07% - 43.27%	40.97%	39.84% - 41.40%
Expected Term	6.00 years	6.25 years	6.25 years
Weighted Average Fair Value	$39.70	$61.31	$107.45
Dividend Yield	—%	—%	—%
We used the simplified method to estimate the expected term for the stock options granted during 2023, 2022 and 2021 as adequate historical experience is not available to provide a reasonable estimate.
The following table presents our stock option activity for 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)
Outstanding options at January 1, 2023	218,612	$142.86	6.56
Granted	55,280	84.48
Exercised	(12,933)	77.05
Canceled, forfeited or expired	(15,621)	179.84
Outstanding options at December 31, 2023	245,338	$130.82	6.19
Exercisable options at December 31, 2023	173,319	$129.05	5.21
The aggregate intrinsic value of our outstanding options and exercisable options at December 31, 2023 was $1.4 million and $1.0 million, respectively. Total intrinsic value of options exercised was $0.2 million, $1.5 million and $5.1 million for 2023, 2022 and 2021, respectively. The tax benefit from stock options exercised during the period amounted to $0.1 million, $0.4 million and $1.0 million for 2023, 2022 and 2021, respectively.
The following table presents our non-vested stock option activity for 2023:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock options at January 1, 2023	55,326	$83.79
Granted	55,280	39.70
Vested	(34,810)	65.66
Forfeited	(3,777)	86.69
Non-vested stock options at December 31, 2023	72,019	$58.56
At December 31, 2023, there was $1.8 million of unrecognized compensation cost related to stock options that we expect to be recognized over a weighted-average period of 1.5 years.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
Non-Vested Stock Units
We refer to restricted stock units subject to service-based or a combination of service-based and performance-based vesting conditions as “non-vested stock units.” We issue non-vested stock unit awards that are service-based, performance-based or a combination of both with vesting terms ranging from one to four years. Based on the terms and conditions of these awards, we determine if the awards should be recorded as either equity or liability instruments. The compensation expense is determined based on the market price of our common stock at the date of grant, applied to the total number of units that are anticipated to vest, unless the award specifies differently. Shares of stock are not issued to the recipient until the stock unit awards have vested and after the pre-determined delivery date has occurred.
Non-Vested Stock Units – Service-Based ("Service-Based Non-Vested Stock Units")
Service-based non-vested stock unit compensation expense included in general and administrative expenses in our accompanying consolidated statements of operations was $24.2 million, $12.1 million and $9.4 million for 2023, 2022 and 2021, respectively.
The following table presents our service-based non-vested stock units activity for 2023:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock units at January 1, 2023	263,153	$141.62
Granted	458,872	81.18
Vested	(167,734)	108.55
Canceled, forfeited or expired	(55,765)	128.04
Non-vested stock units at December 31, 2023	498,526	$98.63
The weighted average grant date fair value of service-based non-vested stock units granted was $81.18, $115.07 and $234.42 in 2023, 2022 and 2021, respectively.
At December 31, 2023, there was $28.5 million of unrecognized compensation cost related to our service-based non-vested stock units that we expect to be recognized over a weighted average period of 2.0 years.
Non-Vested Stock Units – Service-Based and Performance-Based Awards ("Performance-Based Non-Vested Stock Units")
During 2023, we awarded performance-based awards to certain employees. The target level established by the award, which is based on the Company’s 2023 adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), provided for the recipients to receive an aggregate of 52,073 non-vested stock units if the target was achieved. For a select group of employees, if the target objective was surpassed to the point of achieving the projected maximum payout, the recipients would receive an additional aggregate of 51,756 non-vested stock units during the three-month period ended March 31, 2024. The 2023 performance-based objective established by the award was satisfied at 127.23%. The number of non-vested stock units that were earned based on achievement of the Adjusted EBITDA measure will be adjusted upward or downward (from 75% to 125%) based on the Company’s three-year relative total shareholder return ("TSR") and will cliff vest after the end of the three-year performance period ending December 31, 2025.
Additionally, in connection with the appointment of our new chief executive officer, we awarded 62,641 performance-based non-vested stock units (at the target level of performance) to Mr. Ashworth on April 12, 2023, which will cliff vest on April 12, 2028, assuming Mr. Ashworth remains continuously employed on such date. The number of non-vested stock units that may be earned for this award is based on the Company's volume-weighted average price ("VWAP") market cap at the end of a three-year performance period to be determined as of December 31, 2025, with an actual payout of 50% to 300% of the target number of performance-based non-vested stock units, depending on the level of performance achieved once a threshold level of performance is met.
Performance-based non-vested stock units compensation expense included in general and administrative expenses in our consolidated statements of operations was $2.4 million, $2.2 million and $10.2 million for 2023, 2022 and 2021, respectively.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
The following table presents our performance-based non-vested stock units activity for 2023:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock units at January 1, 2023	68,047	$144.55
Granted	114,714	82.00
Vested	(21,688)	159.47
Canceled, forfeited or expired	(39,845)	125.48
Non-vested stock units at December 31, 2023	121,228	$88.96
The weighted average grant date fair value of performance-based non-vested stock units granted was $82.00, $133.70 and $262.67 in 2023, 2022 and 2021, respectively.
At December 31, 2023, there was $9.3 million in unrecognized compensation costs related to our performance-based non-vested stock units that we expect to be recognized over a weighted average period of 3.1 years.

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
Legal Proceedings - Completed
Subpoena Duces Tecum and Civil Investigative Demands Issued by the U.S. Department of Justice
On May 7, 2021, the U.S. Department of Justice notified the Company that they were closing their investigation into the below-referenced Subpoena Duces Tecum ("Subpoena") and civil investigative demands ("CIDs"). At the time, we had $6.5 million recorded to accrued expenses in our consolidated balance sheet related to these matters. We reversed this accrual during the year ended December 31, 2021.
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
Third-Party Audits – Ongoing
From time to time, in the ordinary course of business, we are subject to audits under various governmental programs in which third-party firms engaged by CMS, including Recovery Audit Contractors (“RACs”), Zone Program Integrity Contractors (“ZPICs”), Uniform Program Integrity Contractors (“UPICs”), Program Safeguard Contractors (“PSCs”), Medicaid Integrity Contractors (“MICs”), Supplemental Medical Review Contractors (“SMRCs”) and the Office of the Inspector General ("OIG"), conduct extensive reviews of claims data to identify potential improper payments. We cannot predict the ultimate outcome of any regulatory reviews or other governmental audits and investigations.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
In July 2010, our subsidiary that provides hospice services in Florence, South Carolina received from a ZPIC a request for records regarding a sample of 30 beneficiaries who received services from the subsidiary during the period of January 1, 2008 through March 31, 2010 (the “Review Period”) to determine whether the underlying services met pertinent Medicare payment requirements. We acquired the hospice operations subject to this review on August 1, 2009; the Review Period covers time periods both before and after our ownership of these hospice operations. Based on the ZPIC’s findings for 16 beneficiaries, which were extrapolated to all claims for hospice services provided by the Florence subsidiary billed during the Review Period, on June 6, 2011, the Medicare Administrative Contractor ("MAC") for the subsidiary issued a notice of overpayment seeking recovery from our subsidiary of an alleged overpayment. We dispute these findings, and our Florence subsidiary has filed appeals through the Original Medicare Standard Appeals Process, in which we are seeking to have those findings overturned. An administrative law judge ("ALJ") hearing was held in early January 2015. On January 18, 2016, we received a letter dated January 6, 2016 referencing the ALJ hearing decision for the overpayment issued on June 6, 2011. The decision was partially favorable with a new overpayment amount of $3.7 million with a balance owed of $5.6 million including interest based on 9 disputed claims (originally 16). We filed an appeal to the Medicare Appeals Council on the remaining 9 disputed claims and also argued that the statistical method used to select the sample was not valid. No assurances can be given as to the timing or outcome of the Medicare Appeals Council decision. As of December 31, 2023, Medicare has withheld payments of $5.7 million (including additional interest) as part of their standard procedures once this level of the appeal process has been reached. In the event we are not able to recoup this alleged overpayment, we are entitled to be indemnified by the prior owners of the hospice operations for amounts relating to the period prior to August 1, 2009. On January 10, 2019, an arbitration panel from the American Health Lawyers Association determined that the prior owners' liability for their indemnification obligation was $2.8 million. This amount is recorded as an indemnity receivable within other assets in our consolidated balance sheets.
In July 2016, the Company received a request for medical records from SafeGuard Services, L.L.C (“SafeGuard”), a ZPIC, related to services provided by some of the care centers that the Company acquired from Infinity Home Care, L.L.C. The review period covered time periods both before and after our ownership of the care centers, which were acquired on December 31, 2015. In August 2017, the Company received Requests for Repayment from Palmetto GBA, LLC (“Palmetto”) regarding Infinity Home Care of Lakeland, LLC, (“Lakeland Care Centers”) and Infinity Home Care of Pinellas, LLC, (“Clearwater Care Center”). The Palmetto letters were based on a statistical extrapolation performed by SafeGuard which alleged an overpayment of $34.0 million for the Lakeland Care Centers on a universe of 72 Medicare claims totaling $0.2 million in actual claims payments and an overpayment of $4.8 million for the Clearwater Care Center on a universe of 70 Medicare claims totaling $0.2 million in actual claims payments.
As a result of partially successful Level I and Level II Administrative Appeals, the alleged overpayment for the Lakeland Care Centers was reduced to $26.0 million and the alleged overpayment for the Clearwater Care Center was reduced to $3.3 million. The Company filed Level III Administrative Appeals, and the ALJ hearings regarding the Lakeland Request for Repayment and the Clearwater Request for Repayment were held in April 2022. The Company received the results of the ALJ hearings in June 2022. The ALJ decisions for both the Clearwater Care Center and the Lakeland Care Centers were partially favorable for the claims that were reviewed, but the extrapolations were upheld. As a result, we increased our total accrual related to these matters from $17.4 million to $25.2 million, excluding interest. The repayments for the Lakeland Care Centers totaling $34.3 million ($22.8 million extrapolated repayment plus $11.5 million accrued interest) and the Clearwater Care Center totaling $3.7 million ($2.4 million extrapolated repayment plus $1.2 million accrued interest) were made during the year ended December 31, 2022. Additionally, we wrote off $1.5 million of receivables that were impacted by these matters. We expect to be indemnified by the prior owners, upon exhaustion of the parties' appeal rights, for approximately $10.9 million and have recorded this amount within other assets in our consolidated balance sheets as of December 31, 2023 and 2022.
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
The following table presents details of our insurance programs, including amounts recorded, for the periods indicated within accrued expenses in our consolidated balance sheets. The amounts below represent our total estimated liability for individual claims that are less than our noted insurance coverage amounts, which can include outstanding claims and claims incurred but not reported (amounts in millions).

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

	As of December 31,
Type of Insurance	2023	2022
Health insurance	$18.2	$16.2
Workers’ compensation	42.0	40.8
Professional liability	5.4	5.0
	65.6	62.0
Less: long-term portion	(0.2)	(0.2)
	$65.4	$61.8
Our health insurance has an exposure limit of $1.3 million for any individual covered life. Our workers compensation insurance has a retention limit of $2.0 million per incident. Our professional liability insurance has a retention limit of $0.3 million per incident. Our fleet insurance has an exposure limit of $0.4 million per accident.
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
Our match of contributions to be made to each eligible employee contribution is $0.44 for every $1.00 contributed up to the first 6% of the employee's salary. The match is discretionary and thus is subject to change at the discretion of management. Our match of contributions is made in the form of cash. We expensed approximately $20.4 million, $18.6 million and $17.0 million related to our 401(k) benefit plan for 2023, 2022 and 2021, respectively.
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
On August 2, 2021, our Board of Directors authorized a share repurchase program, under which we could repurchase up to $100 million of our outstanding common stock through December 31, 2022 to commence upon the completion of the Company's 2021 Share Repurchase Program (the "2022 Share Repurchase Program"). Pursuant to this program, we repurchased 150,000 shares of our common stock at a weighted average price of $115.64 per share and a total cost of approximately

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
$17 million during the year ended December 31, 2022. The repurchased shares were classified as treasury shares. The 2022 Share Repurchase Program expired on December 31, 2022.
On February 2, 2023, our Board of Directors authorized a share repurchase program, under which we could repurchase up to $100 million of our outstanding common stock through December 31, 2023 (the "2023 Share Repurchase Program"). We did not repurchase any shares under the 2023 Share Repurchase Program as the Merger Agreement limited our ability to repurchase shares of our common stock prior to the completion of the Merger, subject to certain exceptions. The 2023 Share Repurchase Program expired on December 31, 2023.
Under the terms of the 2021 Share Repurchase Program, the 2022 Share Repurchase Program and the 2023 Share Repurchase Program, we were allowed to repurchase shares from time to time through open market purchases, unsolicited or solicited privately negotiated transactions, an accelerated stock repurchase program, and/or a trading plan in compliance with Exchange Act Rule 10b5-1. The timing and the amount of the repurchases were determined by management based on a number of factors, including but not limited to share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions and other factors. Effective January 1, 2023, repurchases became subject to a 1% excise tax under the Inflation Reduction Act.

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

	For the Year Ended December 31, 2023
	Home Health	Hospice	Personal Care(1)	High Acuity Care	Other(2)	Total
Net service revenue	$1,403.6	$798.8	$15.0	$19.0	$—	$2,236.4
Cost of service, inclusive of depreciation	801.1	412.2	11.1	21.1	—	1,245.5
General and administrative expenses	363.5	193.1	2.3	20.4	237.5	816.8
Depreciation and amortization	6.0	3.0	—	3.1	5.6	17.7
Operating expenses	1,170.6	608.3	13.4	44.6	243.1	2,080.0
Operating income (loss)	$233.0	$190.5	$1.6	$(25.6)	$(243.1)	$156.4
(1)We divested our personal care business on March 31, 2023.
(2)General and administrative expenses for our corporate support function includes $36.7 million in merger-related expenses.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

	For the Year Ended December 31, 2022
	Home Health	Hospice	Personal Care	High Acuity Care	Other	Total
Net service revenue	$1,361.7	$787.8	$61.4	$12.3	$—	$2,223.2
Cost of service	773.9	426.5	46.7	13.3	—	1,260.4
General and administrative expenses	351.1	203.3	9.2	19.7	170.8	754.1
Depreciation and amortization	4.0	2.3	0.1	3.3	15.2	24.9
Investment impairment	—	—	—	3.0	—	3.0
Operating expenses	1,129.0	632.1	56.0	39.3	186.0	2,042.4
Operating income (loss)	$232.7	$155.7	$5.4	$(27.0)	$(186.0)	$180.8

	For the Year Ended December 31, 2021
	Home Health	Hospice	Personal Care	High Acuity Care	Other	Total
Net service revenue	$1,353.8	$791.8	$65.0	$3.5	$—	$2,214.1
Other operating income	7.3	6.0	—	—	—	13.3
Cost of service	756.6	425.2	49.1	2.5	—	1,233.4
General and administrative expenses	328.5	198.4	11.2	6.6	166.5	711.2
Depreciation and amortization	4.3	2.7	0.2	1.3	22.4	30.9
Operating expenses	1,089.4	626.3	60.5	10.4	188.9	1,975.5
Operating income (loss)	$271.7	$171.5	$4.5	$(6.9)	$(188.9)	$251.9

16. RELATED PARTY TRANSACTIONS
We have an investment in Medalogix, a healthcare predictive data and analytics company, which is accounted for under the equity method. During the years ended December 31, 2023, 2022 and 2021, we incurred costs of approximately $11.3 million,$9.4 million and $5.7 million, respectively, in connection with our usage of Medalogix's analytics platforms.
We have an investment in a home health benefit manager, which is accounted for under the cost method. We incurred costs of approximately $0.5 million during the year ended December 31, 2023 in connection with our usage of the home health benefit manager's services.

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
In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2023, under the supervision and with the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.
Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2023, the end of the period covered by this Annual Report on Form 10-K.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. Under the supervision and with the participation of our principal executive officer and our principal financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded our internal control over financial reporting was effective as of December 31, 2023.
KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Form 10-K, has issued a report on our internal control over financial reporting, which is included herein.
Changes in Internal Controls
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls
Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and, based on an evaluation of our controls and procedures, our principal executive officer and our principal financial officer concluded our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2023, the end of the period covered by this Annual Report.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Amedisys, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Amedisys, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 22, 2024 expressed an unqualified opinion on those consolidated financial statements.
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
February 22, 2024

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to the 2024 Proxy Statement, or, in the event the registrant does not prepare and file the 2024 Proxy Statement, will be provided instead by amendment to this report, to be filed with the SEC within 120 days after the end of the year ended December 31, 2023.
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

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the 2024 Proxy Statement, or, in the event the registrant does not prepare and file the 2024 Proxy Statement, will be provided instead by amendment to this report, to be filed with the SEC within 120 days after the end of the year ended December 31, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the 2024 Proxy Statement, or, in the event the registrant does not prepare and file the 2024 Proxy Statement, will be provided instead by amendment to this report, to be filed with the SEC within 120 days after the end of the year ended December 31, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the 2024 Proxy Statement, or, in the event the registrant does not prepare and file the 2024 Proxy Statement, will be provided instead by amendment to this report, to be filed with the SEC within 120 days after the end of the year ended December 31, 2023.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is KPMG LLP, Baton Rouge, Louisiana, Auditor Firm ID: 185
The information required by this item is incorporated by reference to the 2024 Proxy Statement, or, in the event the registrant does not prepare and file the 2024 Proxy Statement, will be provided instead by amendment to this report, to be filed with the SEC within 120 days after the end of the year ended December 31, 2023.

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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference
2.1	Equity Purchase Agreement dated February 5, 2016, by and between the Company, as Purchaser, and Michael Trigilio, as Seller	The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016	0-24260	2.1

2.2	First Amendment to Equity Purchase Agreement, dated May 18, 2018, by and among the Company, Amedisys Personal Care, LLC, Associated Home Care, LLC, Elder Home Options, LLC and Michael Trigilio	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018	0-24260	10.1

2.3	Share Repurchase Agreement, dated as of June 4, 2018, by and among the Company and the selling stockholders set forth on Schedule I thereto	The Company's Current Report on Form 8-K filed on June 4, 2018	0-24260	2.1

2.4	Stock Purchase Agreement, dated as of October 9, 2018, by and among Milton Heching, the Heching 2012 Exempt Irrevocable Trust, Amedisys Hospice, L.L.C., Compassionate Care Hospice Group, Inc., and solely for purposes of Sections 3.4, 4.3(a), 4.15 and Article VIII thereof, Amedisys, Inc.	The Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018	0-24260	2.1

2.5	Securities Purchase Agreement, dated as of April 23, 2020, by and between Amedisys Hospice, L.L.C. and Golden Gate Ancillary LLC (Immaterial schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.)	The Company's Current Report on Form 8-K filed on April 27, 2020	0-24260	2.1

2.6	Agreement and Plan of Merger, dated as of June 27, 2021, by and among Amedisys Holding, L.L.C., Amedisys Commodore, L.L.C., Contessa Health, Inc., Shareholder Representative Services LLC, and, solely for purposes of Section 10.17, Amedisys, Inc. (Immaterial schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the U.S. Securities and Exchange Commission upon request)	The Company’s Current Report on Form 8-K filed on August 4, 2021	0-24260	2.1

2.7	Equity Purchase Agreement, by and among Associated Home Care, L.L.C., Amedisys Personal Care, LLC, Amedisys, Inc. and HouseWorks Holdings, LLC, dated February 10, 2023	The Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023	0-24260	2.1

2.8	Agreement and Plan of Merger, dated as of June 26, 2023, by and among UnitedHealth Group Incorporated, Aurora Holdings Merger Sub Inc. and Amedisys, Inc.	The Company's Current Report on Form 8-K filed on June 26, 2023	0-24260	2.1

3.1	Composite of Certificate of Incorporation of the Company inclusive of all amendments through June 14, 2007	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	0-24260	3.1

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference
3.2	Amended and Restated By-Laws	The Company’s Current Report on Form 8-K filed on December 16, 2022	0-24260	3.1

4.1	Common Stock Specimen	The Company’s Registration Statement on Form S-3 filed August 20, 2007	333-145582	4.8

4.2	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	The Company's Annual Report on Form 10-K for the year ended December 31, 2021	0-24260	4.2
10.1	Form of Director Indemnification Agreement dated February 12, 2009	The Company’s Annual Report on Form 10-K for the year ended December 31, 2008	0-24260	10.1

10.2*	Amended and Restated Amedisys, Inc. Employee Stock Purchase Plan dated June 7, 2012	The Company’s Current Report on Form 8-K filed June 8, 2012	0-24260	10.1

10.3*	Composite Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan (inclusive of Plan amendments dated June 7, 2012, October 25, 2012, April 23, 2015 and June 4, 2015, January 20, 2017, February 22, 2017 and September 25, 2018 and the full text of the Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan)	The Company's Annual Report on Form 10-K for the year ended December 31, 2019	0-24260	10.3

10.4*	Form of Stock Option Award Agreement Issued under the Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan	The Company’s Annual Report on Form 10-K for the year ended December 31, 2014	0-24260	10.6

10.5*	Form of Performance Stock Option Award Agreement Issued under the Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan	The Company’s Annual Report on Form 10-K for the year ended December 31, 2014	0-24260	10.7

10.6*	Form of Stock Option Award Agreement Issued under the Amedisys, Inc. 2018 Omnibus Incentive Compensation Plan	The Company's Annual Report on Form 10-K for the year ended December 31, 2018	0-24260	10.10

10.7*	Form of Restricted Stock Unit Award Agreement Issued under the Amedisys, Inc. 2018 Omnibus Incentive Compensation Plan	The Company's Annual Report on Form 10-K for the year ended December 31, 2018	0-24260	10.11

10.8*	Form of Performance Restricted Stock Unit Award Agreement Issued under the Amedisys, Inc. 2018 Omnibus Incentive Compensation Plan	The Company's Annual Report on Form 10-K for the year ended December 31, 2018	0-24260	10.12

10.9*	Amended and Restated Employment Agreement dated as of September 27, 2018, by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Paul B. Kusserow	The Company’s Current Report on Form 8-K filed on October 3, 2018	0-24260	10.1

10.10*	Amedisys Holding, L.L.C. Amended and Restated Severance Plan for Executive Officers dated as of July 25, 2019	The Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019	0-24260	10.1

10.11*	Confidential Separation Agreement and General Release between the Company and Stephen E. Seim	The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018	0-24260	10.1

10.12*	Composite Amedisys, Inc. 2018 Omnibus Incentive Compensation Plan (inclusive of Plan amendments dated September 25, 2018 and October 21, 2020 and the full text of the Amedisys, Inc. 2018 Omnibus Incentive Compensation Plan)	The Company’s Annual Report on Form 10-K for the year ended December 31, 2020	0-24260	10.16

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

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

		The Company’s Current Report on Form 8-K filed on February 4, 2019	0-24260	10.1

10.19	Joinder Agreement, dated as of February 4, 2019, by and among Amedisys, Inc. and Amedisys Holding, L.L.C., as the borrowers, each of the new subsidiary guarantors party thereto, and Bank of America, N.A., as the administrative agent	The Company’s Current Report on Form 8-K filed on February 4, 2019	0-24260	10.2

10.20	Retirement and Consulting Agreement, dated as of February 13, 2019, by and between Amedisys, Inc. and Linda J. Hall	The Company’s Current Report on Form 8-K filed on February 19, 2019	0-24260	10.1

10.21	Joinder Agreement, dated as of June 12, 2020, by and among Amedisys, Inc. and Amedisys Holding, L.L.C., as the borrowers, each of the new subsidiary guarantors party thereto, and Bank of America, N.A., as the administrative agent (The schedules to the Joinder have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish copies of the omitted schedules to the Securities and Exchange Commission upon request.)	The Company's Current Report on Form 8-K filed on June 15, 2020	0-24260	10.1

10.22*	Second Amendment to the Amedisys, Inc. 2018 Omnibus Incentive Compensation Plan, dated October 21, 2020	The Company's Annual Report on Form 10-K for the year ended December 31, 2020	0-24260	10.26

10.23*	Amendment to Amended and Restated Employment Agreement, dated as of February 18, 2021, by and between Amedisys, Inc. and Paul B. Kusserow	The Company’s Current Report on Form 8-K filed on February 24, 2021	0-24260	10.1

10.24	Second Amendment to Amended and Restated Credit Agreement, dated as of July 30, 2021, by and among Amedisys, Inc. and Amedisys Holding, L.L.C., as the borrowers, the Guarantors party thereto, the Lenders party thereto, Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, and the other L/C Issuers party thereto (Immaterial schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the U.S. Securities and Exchange Commission upon request.)	The Company’s Current Report on Form 8-K filed on August 4, 2021	0-24260	10.1

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

10.25*	Amedisys Holding, L.L.C. Severance Plan for Chief Executive Officer	The Company’s Current Report on Form 8-K filed on January 10, 2022	0-24260	10.1

10.26*	Mutual Separation Agreement and General Release, by and between Amedisys, Inc. and David L. Kemmerly (including the Consulting Services Agreement attached as Exhibit A thereto)	The Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022	0-24260	10.1

10.27*	Amendment No. 1 to Amedisys Holding, L.L.C. Amended and Restated Severance Plan for Executive Officers, dated as of November 21, 2022	The Company's Annual Report on Form 10-K for the year ended December 31, 2022	0-24260	10.27

10.28*	Separation Agreement and General Release by and between Amedisys, Inc. and Christopher T. Gerard	The Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023	0-24260	10.1

10.29	Third Amendment to Amended and Restated Credit Agreement, dated as of March 10, 2023, by and among Amedisys, Inc. and Amedisys Holding, L.L.C., as the borrowers, the Guarantors party thereto, the Lenders party thereto, Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, and the other L/C Issuers party thereto	The Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023	0-24260	10.2

10.30	Termination Agreement, dated as of June 26, 2023, by and among Amedisys, Inc., Option Care Health, Inc. and Unitah Merger Sub, Inc.	The Company's Current Report on Form 8-K filed on June 26, 2023	0-24260	10.1

†10.31*	Limited Good Reason Waiver, by and between the Company and Richard Ashworth, dated June 26, 2023

†10.32*	Limited Good Reason Waiver, by and between the Company and Scott G. Ginn, dated June 26, 2023

†10.33*	Repayment Letter Agreement, by and between the Company and Richard Ashworth (280G mitigation acceleration), dated December 21, 2023

†10.34*	Repayment Letter Agreement, by and between the Company and Adam Holton (280G mitigation acceleration), dated December 21, 2023

†21.1	Subsidiaries of the Registrant

†23.1	Consent of KPMG LLP

†31.1	Certification of Richard Ashworth, Chief Executive Officer (principal executive officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2	Certification of Scott G. Ginn, Chief Operating Officer, Executive Vice President and Chief Financial Officer (principal financial officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

††32.1	Certification of Richard Ashworth, Chief Executive Officer (principal executive officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference
††32.2
Certification of Scott G. Ginn, Chief Operating Officer, Executive Vice President and Chief Financial Officer (principal financial officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†97.1	Amedisys, Inc. Policy for the Recovery of Erroneously Awarded Compensation
†101.INS	Inline XBRL Instance - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

†101.SCH	Inline XBRL Taxonomy Extension Schema Document

†101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

†101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

†101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

†101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMEDISYS, INC.

By:	/S/ RICHARD ASHWORTH
Richard Ashworth,
President and Chief Executive Officer
Date: February 22, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/S/ RICHARD ASHWORTH	Chief Executive Officer (Principal Executive Officer)	February 22, 2024
Richard Ashworth

/S/ SCOTT G. GINN	Chief Operating Officer, Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2024
Scott G. Ginn

/S/ ALLYSON D. GUIDROZ	Principal Accounting Officer	February 22, 2024
Allyson D. Guidroz

/S/ VICKIE L. CAPPS	Director	February 22, 2024
Vickie L. Capps

/S/ MOLLY COYE, MD	Director	February 22, 2024
Molly Coye, MD

/S/ JULIE D. KLAPSTEIN	Lead Independent Director	February 22, 2024
Julie D. Klapstein

/S/ TERESA L. KLINE	Director	February 22, 2024
Teresa L. Kline

/S/ PAUL B. KUSSEROW	Director	February 22, 2024
Paul B. Kusserow

/S/ BRUCE D. PERKINS	Director	February 22, 2024
Bruce D. Perkins

/S/ JEFFREY A. RIDEOUT, MD	Director	February 22, 2024
Jeffrey A. Rideout, MD

/S/ IVANETTA D. SAMUELS	Director	February 22, 2024
Ivanetta D. Samuels