Form 10-Q
period 2024-03-31
AMEDISYS INC
filed 2024-04-25
CIK 896262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, is as follows: Common stock, $0.001 par value, 32,676,879 shares outstanding as of April 19, 2024.

SPECIAL CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

When included in this Quarterly Report on Form 10-Q, or in other documents that we file with the Securities and Exchange Commission (“SEC”) or in statements made by or on behalf of the Company, words like “believes,” “belief,” “expects,” “strategy,” “plans,” “anticipates,” “intends,” “projects,” “estimates,” “may,” “might,” “will,” “could,” “would,” “should” and similar expressions are intended to identify forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a variety of risks and uncertainties that could cause actual results to differ materially from those described therein. These risks and uncertainties include, but are not limited to, the following: disruption from the proposed merger with UnitedHealth Group with patient, payor, provider, referral source, supplier or management and employee relationships; the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement with UnitedHealth Group or the inability to complete the proposed transaction on the anticipated terms and timetable; the risk that necessary regulatory approvals for the proposed merger with UnitedHealth Group are delayed, are not obtained or are obtained subject to conditions that are not anticipated; the failure of the conditions to the proposed merger to be satisfied; the costs related to the proposed merger; the diversion of management time on merger-related issues; the risk that termination fees may be payable by the Company in the event that the merger agreement is terminated under certain circumstances; reputational risk related to the proposed merger; the risk of litigation or regulatory action related to the proposed merger; changes in Medicare and other medical payment levels; changes in payments and covered services by federal and state governments; future cost containment initiatives undertaken by third-party payors; changes in the episodic versus non-episodic mix of our payors, the case mix of our patients and payment methodologies; staffing shortages driven by the competitive labor market; our ability to attract and retain qualified personnel; competition in the healthcare industry; our ability to maintain or establish new patient referral sources; changes in or our failure to comply with existing federal and state laws or regulations or the inability to comply with new government regulations on a timely basis; changes in estimates and judgments associated with critical accounting policies; our ability to consistently provide high-quality care; our ability to keep our patients and employees safe; our access to financing; our ability to meet debt service requirements and comply with covenants in debt agreements; business disruptions due to natural or man-made disasters, climate change or acts of terrorism, widespread protests or civil unrest; our ability to open care centers, acquire additional care centers and integrate and operate these care centers effectively; our ability to realize the anticipated benefits of acquisitions, investments and joint ventures; our ability to integrate, manage and keep our information systems secure; the impact of inflation; and changes in laws or developments with respect to any litigation relating to the Company, including various other matters, many of which are beyond our control.
Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on any forward-looking statement as a prediction of future events. We expressly disclaim any obligation or undertaking, and we do not intend to release publicly any updates or changes in our expectations concerning the forward-looking statements or any changes in events, conditions or circumstances upon which any forward-looking statement may be based, except as required by law. For a discussion of some of the factors discussed above as well as additional factors, see our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 22, 2024, particularly, Part I, Item 1A. Risk Factors therein, and Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q. Additional risk factors may also be described in reports that we file from time to time with the SEC.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMEDISYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	March 31, 2024 (Unaudited)	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$108,234	$126,450
Restricted cash	12,470	12,413
Patient accounts receivable	359,359	313,373
Prepaid expenses	20,332	14,639
Other current assets	26,053	30,060
Total current assets	526,448	496,935
Property and equipment, net of accumulated depreciation of $96,056 and $92,422	42,684	41,845
Operating lease right of use assets	88,425	88,939
Goodwill	1,244,679	1,244,679
Intangible assets, net of accumulated amortization of $15,128 and $14,008	101,778	102,675
Other assets	85,857	85,097
Total assets	$2,089,871	$2,060,170
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$36,249	$28,237
Payroll and employee benefits	131,631	136,835
Accrued expenses	147,464	140,049
Termination fee paid by UnitedHealth Group	106,000	106,000
Current portion of long-term obligations	37,232	36,314
Current portion of operating lease liabilities	26,284	26,286
Total current liabilities	484,860	473,721
Long-term obligations, less current portion	356,080	361,862
Operating lease liabilities, less current portion	62,220	62,751
Deferred income tax liabilities	43,229	40,635
Other long-term obligations	828	1,418
Total liabilities	947,217	940,387
Commitments and Contingencies—Note 7
Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized; 38,146,546 and 38,131,478 shares issued; 32,676,115 and 32,667,631 shares outstanding	38	38
Additional paid-in capital	795,063	787,177
Treasury stock, at cost, 5,470,431 and 5,463,847 shares of common stock	(469,243)	(468,626)
Retained earnings	762,325	747,925
Total Amedisys, Inc. stockholders’ equity	1,088,183	1,066,514
Noncontrolling interests	54,471	53,269
Total equity	1,142,654	1,119,783
Total liabilities and equity	$2,089,871	$2,060,170
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Amounts in thousands, except per share data)
(Unaudited)

	For the Three-Month Periods Ended March 31,
	2024	2023
Net service revenue	$571,414	$556,389
Operating expenses:
Cost of service, inclusive of depreciation	321,537	315,010
General and administrative expenses:
Salaries and benefits	127,946	126,339
Non-cash compensation	7,433	3,273
Merger-related expenses	20,667	720
Depreciation and amortization	4,271	4,443
Other	57,941	64,225
Total operating expenses	539,795	514,010
Operating income	31,619	42,379
Other income (expense):
Interest income	1,727	406
Interest expense	(8,119)	(7,517)
Equity in earnings from equity method investments	910	123
Miscellaneous, net	1,090	(682)
Total other expense, net	(4,392)	(7,670)
Income before income taxes	27,227	34,709
Income tax expense	(12,633)	(9,800)
Net income	14,594	24,909
Net (income) loss attributable to noncontrolling interests	(194)	337
Net income attributable to Amedisys, Inc.	$14,400	$25,246
Basic earnings per common share:
Net income attributable to Amedisys, Inc. common stockholders	$0.44	$0.78
Weighted average shares outstanding	32,670	32,558
Diluted earnings per common share:
Net income attributable to Amedisys, Inc. common stockholders	$0.44	$0.77
Weighted average shares outstanding	32,979	32,643
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except common stock shares)
(Unaudited)

	For the Three-Months Ended March 31, 2024
	Total	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Noncontrolling Interests
		Shares	Amount
Balance, December 31, 2023	$1,119,783	38,131,478	$38	$787,177	$(468,626)	$747,925	$53,269
Issuance/(cancellation) of non-vested stock	—	15,068	—	—	—	—	—
Non-cash compensation	7,886	—	—	7,886	—	—	—
Surrendered shares	(617)	—	—	—	(617)	—	—
Noncontrolling interest contributions	1,764	—	—	—	—	—	1,764
Noncontrolling interest distributions	(756)	—	—	—	—	—	(756)
Net income (loss)	14,594	—	—	—	—	14,400	194
Balance, March 31, 2024	$1,142,654	38,146,546	$38	$795,063	$(469,243)	$762,325	$54,471

	For the Three-Months Ended March 31, 2023
	Total	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Noncontrolling Interests
		Shares	Amount
Balance, December 31, 2022	$1,106,573	37,891,186	$38	$755,063	$(461,200)	$757,672	$55,000
Issuance of stock – employee stock purchase plan	816	11,498	—	816	—	—	—
Issuance/(cancellation) of non-vested stock	—	35,670	—	—	—	—	—
Non-cash compensation	3,273	—	—	3,273	—	—	—
Surrendered shares	(1,308)	—	—	—	(1,308)	—	—
Purchase of noncontrolling interest	(630)	—	—	(483)	—	—	(147)
Noncontrolling interest distributions	(285)	—	—	—	—	—	(285)
Net income (loss)	24,909	—	—	—	—	25,246	(337)
Balance, March 31, 2023	$1,133,348	37,938,354	$38	$758,669	$(462,508)	$782,918	$54,231

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Three-Month Periods Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net income	$14,594	$24,909
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization (inclusive of depreciation included in cost of service)	6,138	5,694
Non-cash compensation	7,886	3,273
Amortization and impairment of operating lease right of use assets	8,566	8,622
Loss (gain) on disposal of property and equipment	4	(70)
Loss on personal care divestiture	—	2,186
Deferred income taxes	2,594	2,772
Equity in earnings from equity method investments	(910)	(123)
Amortization of deferred debt issuance costs	248	248
Return on equity method investments	170	1,787
Changes in operating assets and liabilities, net of impact of acquisitions:
Patient accounts receivable	(46,806)	(7,476)
Other current assets	(1,696)	(4,128)
Operating lease right of use assets	(1,042)	(918)
Other assets	155	(111)
Accounts payable	8,652	(3,457)
Accrued expenses	3,029	741
Other long-term obligations	(591)	(28)
Operating lease liabilities	(7,532)	(7,960)
Net cash (used in) provided by operating activities	(6,541)	25,961
Cash Flows from Investing Activities:
Proceeds from the sale of deferred compensation plan assets	21	19
Purchases of property and equipment	(2,670)	(1,350)
Investments in technology assets	(223)	(210)
Investment in equity method investee	(196)	—
Proceeds from personal care divestiture	—	47,787
Acquisitions of businesses, net of cash acquired	—	(350)
Net cash (used in) provided by investing activities	(3,068)	45,896
Cash Flows from Financing Activities:
Proceeds from issuance of stock under employee stock purchase plan	—	816
Shares withheld to pay taxes on non-cash compensation	(617)	(1,308)
Noncontrolling interest contributions	1,764	—
Noncontrolling interest distributions	(756)	(285)
Purchase of noncontrolling interest	—	(800)
Proceeds from borrowings under revolving line of credit	—	8,000
Repayments of borrowings under revolving line of credit	—	(8,000)
Principal payments of long-term obligations	(8,941)	(55,313)
Net cash used in financing activities	(8,550)	(56,890)
Net (decrease) increase in cash, cash equivalents and restricted cash	(18,159)	14,967
Cash, cash equivalents and restricted cash at beginning of period	138,863	54,133
Cash, cash equivalents and restricted cash at end of period	$120,704	$69,100

	For the Three-Month Periods Ended March 31,
	2024	2023
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$8,188	$6,654
Cash paid for income taxes, net of refunds received	$828	$352
Cash paid for operating lease liabilities	$8,574	$8,878
Cash paid for finance lease liabilities	$2,236	$2,457
Supplemental Disclosures of Non-Cash Activity:
Right of use assets obtained in exchange for operating lease liabilities	$7,173	$7,083
Right of use assets obtained in exchange for finance lease liabilities	$4,326	$20,790
Reductions to right of use assets resulting from reductions to operating lease liabilities	$168	$141
Reductions to right of use assets resulting from reductions to finance lease liabilities	$496	$369
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. NATURE OF OPERATIONS, CONSOLIDATION AND PRESENTATION OF FINANCIAL STATEMENTS
Amedisys, Inc., a Delaware corporation (together with its consolidated subsidiaries, referred to herein as “Amedisys,” “we,” “us,” or “our”), is a multi-state provider of home health, hospice and high acuity care services with approximately 71% and 72% of our consolidated net service revenue derived from Medicare for the three-month periods ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we owned and operated 346 Medicare-certified home health care centers, 165 Medicare-certified hospice care centers and 9 admitting high acuity care joint ventures in 37 states within the United States and the District of Columbia. We divested our personal care business on March 31, 2023.
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
This report should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission (“SEC”) on February 22, 2024 (the “Form 10-K”), which includes information and disclosures not included herein. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from the interim financial information presented, as allowed by SEC rules and regulations.
Use of Estimates
Our accounting and reporting policies conform with U.S. GAAP. In preparing the unaudited condensed consolidated financial statements, we are required to make estimates and assumptions that impact the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Reclassification
Certain reclassifications have been made to the prior period's financial statements in order to conform to the current year presentation. In the prior year, the Company combined merger-related expenses with other general and administrative expenses within the condensed consolidated income statement. Merger-related expenses are reflected as a separate line item in the current year. This reclassification had no effect on our previously reported net income.
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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Net service revenue by payor class as a percentage of total net service revenue for each of our operating segments as described in Note 8 - Segment Information is as follows:

	For the Three-Month Periods Ended March 31,
	2024	2023
Home Health:
Medicare	38%	39%
Non-Medicare - Episodic-based	8%	7%
Non-Medicare - Non-episodic based	18%	15%
Hospice:
Medicare	33%	33%
Non-Medicare	2%	2%
Personal Care (1)	—%	3%
High Acuity Care	1%	1%
	100%	100%
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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The notice of admission ("NOA") process implemented by the Centers for Medicare and Medicaid Services ("CMS") requires a one-time submission for each patient that establishes the home health period of care and covers all contiguous 30-day periods of care until the patient is discharged from home health services. If the NOA is not submitted timely, a payment reduction is applied equal to 1/30 of the 30-day payment rate for each day from the start of care date until the date the NOA is submitted.
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
Hospice Revenue Recognition
Hospice Medicare Revenue
Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the estimated payment rates. The estimated payment rates are predetermined daily or hourly rates for each of the four levels of care we deliver. The four levels of care are routine care, general inpatient care, continuous home care and respite care. Routine care accounted for 97% of our total Medicare hospice service revenue for the three-month periods ended March 31, 2024 and 2023. There are two separate payment rates for routine care: payments for the first 60 days of care and care beyond 60 days. In addition to the two routine rates, we may also receive a service intensity add-on (“SIA”). The SIA is based on visits made in the last seven days of life by a registered nurse or medical social worker for patients in a routine level of care.
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
Additionally, our hospice service revenue is subject to certain limitations on payments from Medicare which are considered variable consideration. We are subject to an inpatient cap limit and an overall Medicare payment cap for each provider number. We monitor these caps on a provider-by-provider basis and estimate amounts due back to Medicare if we estimate a cap has been exceeded. We record these adjustments as a reduction to revenue and an increase in accrued expenses within our condensed consolidated balance sheets. Providers are required to self-report and pay their estimated cap liability by February

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
28th of the following year. As of March 31, 2024 and December 31, 2023, we had recorded $2.3 million for estimated amounts due back to Medicare in accrued expenses for the Federal cap years ended October 31, 2017 through September 30, 2024.
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
Personal Care Revenue Recognition
Personal Care Revenue
For the periods prior to the divestiture of our personal care line of business on March 31, 2023, we generated net service revenue by providing our services directly to patients based on authorized hours, visits or units determined by the relevant agency, at a rate that was either contractual or fixed by legislation. Net service revenue was recognized at the time services were rendered based on gross charges for the services provided, reduced by estimates for contractual and non-contractual revenue adjustments. We received payment for providing such services from payors, including state and local governmental agencies, managed care organizations, commercial insurers and private consumers. Payors included the following elder service agencies: Aging Services Access Points ("ASAPs"), Senior Care Options ("SCOs"), Program of All-Inclusive Care for the Elderly ("PACE") and the Veterans Administration ("VA").
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
Restricted cash includes cash that is not available for ordinary business use. As of March 31, 2024 and December 31, 2023, we had $12.5 million and $12.4 million, respectively, classified as restricted cash related to funds placed into escrow accounts in connection with the indemnity, closing payment and other provisions within the purchase agreements of our Evolution Health LLC acquisition and our personal care line of business divestiture.
The following table summarizes the balances related to our cash, cash equivalents and restricted cash (amounts in millions):

	As of March 31, 2024	As of December 31, 2023
Cash and cash equivalents	$108.2	$126.5
Restricted cash	12.5	12.4
Cash, cash equivalents and restricted cash	$120.7	$138.9
Patient Accounts Receivable
We report accounts receivable from services rendered at their estimated transaction price, which includes contractual and non-contractual revenue adjustments based on the amounts expected to be due from payors. Our patient accounts receivable are uncollateralized and consist of amounts due from Medicare, Medicaid, other third-party payors and patients. Our non-Medicare third-party payor base is comprised of a diverse group of payors that are geographically dispersed across the country. As of March 31, 2024, there is one single payor, other than Medicare, that accounts for more than 10% of our total outstanding patient receivables (approximately 13%). Thus, we believe there are no other significant concentrations of receivables that would subject us to any significant credit risk in the collection of our patient accounts receivable. We write off accounts on a monthly basis once we have exhausted our collection efforts and deem an account to be uncollectible. We believe the collectability risk associated with our Medicare accounts, which represented 55% and 69% of our patient accounts receivable at March 31, 2024 and December 31, 2023, respectively, is limited due to our historical collection rate of over 99% from Medicare and the fact that Medicare is a U.S. government payor.
We do not believe there are any significant concentrations of revenues from any payor that would subject us to any significant credit risk in the collection of our accounts receivable.
The Company uses Change Healthcare, a subsidiary of UnitedHealth Group, to submit patient claims to Medicare and all other payors for reimbursement. On February 22, 2024, UnitedHealth Group announced that on February 21, 2024, Change Healthcare’s information technology systems were impacted by a cybersecurity incident. The Change Healthcare cybersecurity incident did not impact our day-to-day operations; however, we were delayed in submitting patient claims to certain non-Medicare payors. There was minimal impact to our Medicare claim submissions as we were able to quickly redirect our Medicare claims to an alternative clearinghouse. As of the date of this filing, we are substantially caught up with our non-Medicare claim submissions; however, the delays in submitting non-Medicare claims resulted in a reduction of our operating cash flow and an estimated increase to our accounts receivable of approximately $60 million during the three month-period ended March 31, 2024.

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
Non-Medicare Home Health, Hospice and High Acuity Care
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
Fair Value of Financial Instruments
The following details our financial instruments where the carrying value and the fair value differ (amounts in millions):

		Fair Value at Reporting Date Using
Financial Instrument	Carrying Value as of March 31, 2024	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
$450 million Term Loan	$366.3	$—	$361.6	$—

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

	For the Three-Month Periods Ended March 31,
	2024	2023
Weighted average number of shares outstanding - basic	32,670	32,558
Effect of dilutive securities:
Stock options	10	13
Non-vested stock and stock units	299	72
Weighted average number of shares outstanding - diluted	32,979	32,643
Anti-dilutive securities	388	323
3. INVESTMENTS
We consolidate investments when the entity is a variable interest entity ("VIE") and we are the primary beneficiary or if we have controlling interests in the entity, which is generally ownership in excess of 50%. Third-party equity interests in our consolidated joint ventures are reflected as noncontrolling interests in our condensed consolidated financial statements.
We account for investments in entities in which we have the ability to exercise significant influence under the equity method if we hold 50% or less of the voting stock and the entity is not a VIE in which we are the primary beneficiary. The book value of investments that we account for under the equity method of accounting was $47.0 million and $46.1 million as of March 31, 2024 and December 31, 2023, respectively, and is reflected in other assets within our condensed consolidated balance sheets.
We account for investments in entities in which we have less than 20% ownership interest under the cost method of accounting if we do not have the ability to exercise significant influence over the investee. The book value of investments that we account for under the cost method of accounting was $20.0 million as of March 31, 2024 and December 31, 2023 and is reflected in other assets within our condensed consolidated balance sheets.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Our high acuity care segment includes interests in several joint ventures with health system partners and a professional corporation that employs clinicians. Each of these entities meets the criteria to be classified as a VIE. We have management agreements in place whereby we manage the entities and run the day-to-day operations. As such, we possess the power to direct the activities that most significantly impact the economic performance of the VIEs. The significant activities include, but are not limited to, negotiating provider and payor contracts, establishing patient care policies and protocols, making employment and compensation decisions, developing the operating and capital budgets, performing marketing activities and providing accounting support. We also have the obligation to absorb any expected losses and the right to receive benefits. Additionally, from time to time, we may be required to provide joint venture funding.
As of March 31, 2024, we are consolidating all but one of our joint ventures with health system partners as well as the professional corporation as we have concluded that we are the primary beneficiary of these VIEs; the joint venture that is not consolidated is accounted for under the equity method of accounting. During the three-month period ended March 31, 2024, we entered into an agreement to wind-down and dissolve the operations of this unconsolidated joint venture.
The terms of the agreements with each VIE prohibit us from using the assets of the VIE to satisfy the obligations of other entities. The carrying amount of the VIEs’ assets and liabilities included in our condensed consolidated balance sheets are as follows (amounts in millions):

	As of March 31, 2024	As of December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$9.1	$8.8
Patient accounts receivable	7.8	9.0
Other current assets	—	0.1
Total current assets	16.9	17.9
Property and equipment	—	0.1
Operating lease right of use assets	—	0.1
Goodwill	8.5	8.5
Intangible assets	0.4	0.4
Other assets	0.4	0.3
Total assets	$26.2	$27.3
LIABILITIES
Current liabilities:
Accounts payable	$0.5	$0.5
Payroll and employee benefits	0.9	0.9
Accrued expenses	8.2	7.9
Total liabilities	$9.6	$9.3

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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Termination of Option Care Health, Inc. ("OPCH") Merger Agreement
As previously disclosed in Amedisys’ Current Report on Form 8-K filed with the SEC on May 3, 2023 and its Quarterly Report on Form 10-Q filed with the SEC on May 4, 2023, Amedisys entered into an Agreement and Plan of Merger on May 3, 2023 (the “OPCH Merger Agreement”) with OPCH, a Delaware corporation, and Uintah Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of OPCH (“OPCH Merger Sub”). On June 26, 2023, Amedisys, OPCH and OPCH Merger Sub entered into the Termination Agreement (the “Termination Agreement”), pursuant to which the parties thereto agreed to terminate the OPCH Merger Agreement and grant mutual releases by the parties of all claims against the other parties based upon, arising from, in connection with or relating to the OPCH Merger Agreement. Pursuant to the terms of the Termination Agreement, each of the termination of the OPCH Merger Agreement and the mutual releases provided for in the Termination Agreement would become effective upon receipt by OPCH of a $106,000,000 termination fee payable by, or on behalf of, Amedisys within 24 hours of the execution of the Termination Agreement (i.e., before the market open on June 27, 2023). On June 26, 2023, following the execution of the Termination Agreement, UnitedHealth Group, on behalf of Amedisys, delivered funds to OPCH in an amount equal to $106,000,000, representing the termination fee payable to OPCH under the OPCH Merger Agreement and the Termination Agreement, satisfying the condition precedent to the effectiveness of the termination of the OPCH Merger Agreement and the releases contained in the Termination Agreement. If the Merger Agreement is terminated under certain specified circumstances, Amedisys may be required to reimburse UnitedHealth Group for the $106,000,000 termination fee that UnitedHealth Group, on Amedisys’ behalf, paid to OPCH in addition to the $125,000,000 termination fee payable by Amedisys to UnitedHealth Group upon termination of the Merger Agreement. The $106,000,000 termination fee was recorded to other income (expense) within our condensed consolidated income statement with a corresponding liability to termination fee paid by UnitedHealth Group within our condensed consolidated balance sheet during the three-month period ended June 30, 2023.
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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Dispositions
On February 10, 2023, we signed a definitive agreement to sell our personal care business (excluding the Florida operations, which were closed during the three-month period ended March 31, 2023). The divestiture closed on March 31, 2023. We received net proceeds of $47.8 million and recognized a $2.2 million loss during the three-month period ended March 31, 2023, which is reflected in miscellaneous, net within our condensed consolidated income statement. The net proceeds of $47.8 million is inclusive of $6.0 million that was placed into an escrow account in accordance with the closing payment and indemnity provisions within the purchase agreement.
Of the total $6.0 million placed into escrow, $1.0 million was set aside for the closing payment adjustment. The closing payment calculated on the acquisition date included estimates for cash, working capital and various other items. Under the purchase agreement, the purchase price was subject to an adjustment for any differences between estimated amounts included in the closing payment and actual amounts at close. The closing payment adjustment was finalized during 2023 with $0.1 million being paid to Amedisys by the buyer. The $1.0 million in escrow related to the closing payment adjustment was released to Amedisys during 2023. The remaining $5.0 million placed into escrow, which was related to indemnity provisions within the purchase agreement, was released to Amedisys during the second quarter of 2024.
The disposition of our personal care business did not qualify as a discontinued operation because it did not represent a change in strategy that has or will have a major effect on the Company's operations or financial results.
We derecognized goodwill of $43.1 million in connection with the divestiture.
5. LONG-TERM OBLIGATIONS
Long-term debt consists of the following for the periods indicated (amounts in millions):

	March 31, 2024	December 31, 2023
$450.0 million Term Loan; interest rate at Base Rate plus Applicable Rate or Term SOFR plus Applicable Rate (7.2% at March 31, 2024); due July 30, 2026	$366.3	$371.9
$550.0 million Revolving Credit Facility; interest only payments; interest rate at Base Rate plus Applicable Rate or Term SOFR plus Applicable Rate; due July 30, 2026	—	—
Finance leases	29.3	28.9
Principal amount of long-term obligations	395.6	400.8
Deferred debt issuance costs	(2.3)	(2.6)
	393.3	398.2
Current portion of long-term obligations	(37.2)	(36.3)
Long-term obligations, less current portion	$356.1	$361.9
Third Amendment to the Credit Agreement
Our Credit Agreement provides for a senior secured credit facility in an initial aggregate principal amount of up to $1.0 billion, which includes a $550.0 million Revolving Credit Facility and a term loan facility with a principal amount of up to $450.0 million (the "Amended Term Loan Facility" and collectively with the Revolving Credit Facility, the "Amended Credit Facility"). On March 10, 2023, we entered into the Third Amendment to our Credit Agreement (as amended by the Third Amendment, the "Third Amended Credit Agreement") which (i) formally replaced the use of the London Interbank Offered Rate ("LIBOR") with the Secured Overnight Financing Rate ("SOFR") for interest rate pricing and (ii) allowed for the disposition of our personal care business.
The loans issued under the Amended Credit Facility bear interest on a per annum basis, at our election, at either: (i) the Base Rate plus the Applicable Rate or (ii) the Term SOFR plus the Applicable Rate. The “Base Rate” means a fluctuating rate per annum equal to the highest of (a) the federal funds rate plus 0.50% per annum, (b) the prime rate of interest established by the Administrative Agent, and (c) the Term SOFR plus 1% per annum. The “Term SOFR” means the quoted rate per annum equal to the SOFR for an interest period of one or three months (as selected by us) plus the SOFR adjustment of 0.10%. The “Applicable Rate” is based on the consolidated leverage ratio and is presented in the table below. As of March 31, 2024, the Applicable Rate is 0.75% per annum for Base Rate loans and 1.75% per annum for Term SOFR loans. We are also subject to a

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
commitment fee and letter of credit fee under the terms of the Third Amended Credit Agreement, as presented in the table below.

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
The Third Amended Credit Agreement requires maintenance of two financial covenants: (i) a consolidated leverage ratio of funded indebtedness to Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), as defined in the Third Amended Credit Agreement, and (ii) a consolidated interest coverage ratio of EBITDA to cash interest charges, as defined in the Third Amended Credit Agreement. Each of these covenants is calculated over rolling four-quarter periods and also is subject to certain exceptions and baskets. The Third Amended Credit Agreement also contains customary covenants, including, but not limited to, restrictions on: incurrence of liens, incurrence of additional debt, sales of assets and other fundamental corporate changes, investments and declarations of dividends. These covenants contain customary exclusions and baskets as detailed in the Third Amended Credit Agreement. As of March 31, 2024, we are in compliance with our covenants under the Third Amended Credit Agreement.

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

As of March 31, 2024 and 2023, we had no outstanding borrowings under our $550.0 million Revolving Credit Facility. Our weighted average interest rate for borrowings under our Amended Term Loan Facility was 7.3% and 6.1% for the three-month periods ended March 31, 2024 and 2023, respectively.
As of March 31, 2024, our availability under our $550.0 million Revolving Credit Facility was $514.2 million as we have no outstanding borrowings and $35.8 million outstanding in letters of credit.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Joinder Agreements
In connection with the Compassionate Care Hospice ("CCH") acquisition, we entered into a Joinder Agreement, dated as of February 4, 2019 (the “CCH Joinder”), pursuant to which CCH and its subsidiaries were made parties to, and became subject to the terms and conditions of, the Amended Credit Agreement (now the Third Amended Credit Agreement), the Amended and Restated Security Agreement, dated as of June 29, 2018 (the “Amended and Restated Security Agreement”), and the Amended and Restated Pledge Agreement, dated as of June 29, 2018 (the “Amended and Restated Pledge Agreement”). In connection with the AseraCare acquisition, we entered into a Joinder Agreement, dated as of June 12, 2020, pursuant to which the AseraCare entities were made parties to, and became subject to the terms and conditions of, the Amended Credit Agreement (now the Third Amended Credit Agreement), the Amended and Restated Security Agreement and the Amended and Restated Pledge Agreement (the “AseraCare Joinder"). In connection with the Contessa acquisition and the Second Amendment to the Credit Agreement, we entered into a Joinder Agreement, dated as of September 3, 2021, pursuant to which Contessa and its subsidiaries and Asana Hospice ("Asana"), which we acquired on January 1, 2020, and its subsidiaries were made parties to, and became subject to the terms and conditions of, the Second Amended Credit Agreement (now the Third Amended Credit Agreement), the Amended and Restated Security Agreement and the Amended and Restated Pledge Agreement (the “Contessa and Asana Joinder,” and together with the CCH Joinder and the AseraCare Joinder, the “Joinders”).
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
Finance Leases
Our outstanding finance leases totaling $29.3 million relate to leased equipment and fleet vehicles and bear interest rates ranging from 3.1% to 8.1%.

6. INCOME TAXES
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

Management regularly assesses the ability to realize deferred tax assets based upon the weight of available evidence, including such factors as recent earnings history and expected future taxable income. In the event future taxable income is below management’s estimates or is generated in tax jurisdictions different than projected, we could be required to increase the valuation allowance for deferred tax assets. This would result in an increase in our effective tax rate.

The recognition of income taxes at interim periods is completed using an estimated annual effective tax rate. The effective tax rate for the period is influenced by the relationship of the amount of “effective tax rate drivers” (i.e. non-deductible expenses, non-taxable income, tax credits, valuation allowance, uncertain tax positions, etc.) to income or loss before taxes. For the three-month period ended March 31, 2024, the company incurred merger related expenses totaling $20.7 million, which is a significant and unusual reduction to income before taxes and is inclusive of $17.0 million of “effective tax rate drivers.” Consequently, for the three-month period ended March 31, 2024, the relationship between the “effective tax rate drivers” and income before taxes is distorted, resulting in an unusual effective tax rate.

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
In July 2010, our subsidiary that provides hospice services in Florence, South Carolina received from a ZPIC a request for records regarding a sample of 30 beneficiaries who received services from the subsidiary during the period of January 1, 2008 through March 31, 2010 (the “Review Period”) to determine whether the underlying services met pertinent Medicare payment requirements. We acquired the hospice operations subject to this review on August 1, 2009; the Review Period covered time periods both before and after our ownership of these hospice operations. Based on the ZPIC’s findings for 16 beneficiaries, which were extrapolated to all claims for hospice services provided by the Florence subsidiary billed during the Review Period, on June 6, 2011, the Medicare Administrative Contractor (“MAC”) for the subsidiary issued a notice of overpayment seeking recovery from our subsidiary of an alleged overpayment. We disputed these findings, and our Florence subsidiary filed appeals through the Original Medicare Standard Appeals Process, in which we sought to have those findings overturned. An administrative law judge ("ALJ") hearing was held in early January 2015. On January 18, 2016, we received a letter referencing the ALJ hearing decision for the overpayment issued on June 6, 2011. The decision was partially favorable with a new overpayment amount of $3.7 million with a balance owed of $5.6 million, including interest, based on 9 disputed claims (originally 16). We filed an appeal to the Medicare Appeals Council on the remaining 9 disputed claims and also argued that the statistical method used to select the sample was not valid. No assurances can be given as to the timing or outcome of the Medicare Appeals Council decision. As of March 31, 2024, Medicare has withheld payments of $5.7 million (including additional interest) as part of their standard procedures once this level of the appeal process has been reached. In the event we are not able to recoup this alleged overpayment, we are entitled to be indemnified by the prior owners of the hospice operations for amounts relating to the period prior to August 1, 2009. On January 10, 2019, an arbitration panel from the American Health Lawyers Association determined that the prior owners' liability for their indemnification obligation was $2.8 million. This amount is recorded as an indemnity receivable within other assets in our condensed consolidated balance sheets.
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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Our health insurance has an exposure limit of $1.5 million for any individual covered life. Our workers’ compensation insurance has a retention limit of $2.0 million per incident. Our professional liability insurance has a retention limit of $0.3 million per incident. Our fleet insurance has an exposure limit of $0.5 million per accident.

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

	For the Three-Month Period Ended March 31, 2024
	Home Health	Hospice	Personal Care(1)	High Acuity Care	Other(2)	Total
Net service revenue	$364.0	$201.0	$—	$6.4	$—	$571.4
Cost of service, inclusive of depreciation	210.4	105.3	—	5.8	—	321.5
General and administrative expenses	91.0	48.1	—	5.9	69.0	214.0
Depreciation and amortization	1.8	0.7	—	0.9	0.9	4.3
Operating expenses	303.2	154.1	—	12.6	69.9	539.8
Operating income (loss)	$60.8	$46.9	$—	$(6.2)	$(69.9)	$31.6

	For the Three-Month Period Ended March 31, 2023
	Home Health	Hospice	Personal Care	High Acuity Care	Other(2)	Total
Net service revenue	$343.3	$193.4	$15.0	$4.7	$—	$556.4
Cost of service, inclusive of depreciation	197.0	101.4	11.1	5.5	—	315.0
General and administrative expenses	89.1	47.9	2.3	4.4	50.9	194.6
Depreciation and amortization	1.1	0.6	—	0.8	1.9	4.4
Operating expenses	287.2	149.9	13.4	10.7	52.8	514.0
Operating income (loss)	$56.1	$43.5	$1.6	$(6.0)	$(52.8)	$42.4
(1) We divested our personal care business on March 31, 2023.
(2) General and administrative expenses for our corporate support function includes $20.7 million and $0.7 million in merger-related expenses for the three-month periods ended March 31, 2024 and 2023, respectively.
9. RELATED PARTY TRANSACTIONS
We have an investment in Medalogix, a healthcare predictive data and analytics company, which is accounted for under the equity method. We incurred costs of approximately $2.9 million and $2.4 million during the three-month periods ended March 31, 2024 and 2023, respectively, in connection with our usage of Medalogix's analytics platforms.
We have an investment in a home health benefit manager, which is accounted for under the cost method. We incurred costs of approximately $0.3 million and $0.1 million during the three-month periods ended March 31, 2024 and 2023, respectively, in connection with our usage of the home health benefit manager's services.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition for the three-month period ended March 31, 2024. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included herein, and the consolidated financial statements and notes and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 22, 2024 (the “Form 10-K”). Historical results that appear in the condensed consolidated financial statements should not be interpreted as being indicative of future operations.
Unless otherwise provided, “Amedisys,” “we,” “our,” and “the Company” refer to Amedisys, Inc. and our consolidated subsidiaries.
Overview
We are a provider of high-quality in-home healthcare and related services to the chronic, co-morbid, aging American population with approximately 71% and 72% of our consolidated net service revenue derived from Medicare for the three-month periods ended March 31, 2024 and 2023, respectively.
Our operations involve servicing patients through our three reportable business segments: home health, hospice and high acuity care. We divested our personal care business on March 31, 2023. Our home health segment delivers a wide range of services in the homes of individuals who may be recovering from an illness, injury or surgery. Our hospice segment provides care that is designed to provide comfort and support for those who are facing a terminal illness. Our high acuity care segment delivers the essential elements of inpatient hospital, palliative and skilled nursing facility ("SNF") care to patients in their homes. As of March 31, 2024, we owned and operated 346 Medicare-certified home health care centers, 165 Medicare-certified hospice care centers and 9 admitting high acuity care joint ventures in 37 states within the United States and the District of Columbia.
Care Centers Summary (Includes Unconsolidated Joint Ventures)

	Home Health	Hospice	High Acuity Care
As of December 31, 2023	346	165	10
Acquisitions/Startups/De Novos	—	—	—
Divestitures/Closures/Consolidations	—	—	(1)
As of March 31, 2024	346	165	9
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
The Merger is subject to a number of conditions to closing as specified in the Merger Agreement. These closing conditions include, among others, (i) approval by Amedisys stockholders at the Amedisys Stockholders Meeting (as defined in the Merger Agreement) of the proposal to adopt the Merger Agreement, which approval was obtained on September 8, 2023; (ii) the expiration or termination of the applicable waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iii) the receipt of the required state regulatory approvals; (iv) the absence of any law or order that has the effect of enjoining or otherwise prohibiting the completion of the Merger; and (v) the expiration or early termination of the waiting period (and any extension thereof) applicable to the consummation of the transactions contemplated by the Merger Agreement under all applicable antitrust laws without the imposition by any governmental entity of any term, condition, obligation, requirement, limitation, prohibition, remedy, sanction or other action that has resulted in or would reasonably be expected to result in a Burdensome Condition (as defined in the Merger Agreement). Due to these conditions and other contingencies, there can be no assurance that the Merger will be successfully completed. During the periods prior to and including the date of the closing of the Merger, we expect to incur significant additional merger-related expenses. See Item 1A - Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 22, 2024, for a discussion of our risk factors related to the proposed merger.
Termination of Option Care Heath, Inc. ("OPCH") Merger Agreement
As previously disclosed in Amedisys’ Current Report on Form 8-K filed with the SEC on May 3, 2023 and its Quarterly Report on Form 10-Q filed with the SEC on May 4, 2023, Amedisys entered into an Agreement and Plan of Merger on May 3, 2023 (the “OPCH Merger Agreement”) with OPCH, a Delaware corporation, and Uintah Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of OPCH (“OPCH Merger Sub”). On June 26, 2023, Amedisys, OPCH and OPCH Merger Sub entered into the Termination Agreement (the “Termination Agreement”), pursuant to which the parties thereto agreed to terminate the OPCH Merger Agreement and grant mutual releases by the parties of all claims against the other parties based upon, arising from, in connection with or relating to the OPCH Merger Agreement. Pursuant to the terms of the Termination Agreement, each of the termination of the OPCH Merger Agreement and the mutual releases provided for in the Termination Agreement would become effective upon receipt by OPCH of a $106,000,000 termination fee payable by, or on behalf of, Amedisys within 24 hours of the execution of the Termination Agreement (i.e., before the market open on June 27, 2023). On June 26, 2023, following the execution of the Termination Agreement, UnitedHealth Group, on behalf of Amedisys, delivered funds to OPCH in an amount equal to $106,000,000, representing the termination fee payable to OPCH under the OPCH Merger Agreement and the Termination Agreement, satisfying the condition precedent to the effectiveness of the termination of the OPCH Merger Agreement and the releases contained in the Termination Agreement. If the Merger Agreement is terminated under certain specified circumstances, Amedisys may be required to reimburse UnitedHealth Group for the $106,000,000 termination fee that UnitedHealth Group, on Amedisys’ behalf, paid to OPCH in addition to the $125,000,000 termination fee payable by Amedisys to UnitedHealth Group upon termination of the Merger Agreement. The $106,000,000 termination fee was recorded to other income (expense) within our condensed consolidated income statement with a corresponding liability to termination fee paid by UnitedHealth Group within our condensed consolidated balance sheet during the three-month period ended June 30, 2023.
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
On July 28, 2023, CMS issued the final rule to update hospice payment rates and the wage index for fiscal year 2024, effective for services provided beginning October 1, 2023. CMS estimated hospices serving Medicare beneficiaries would see a 3.1% increase in payments. This increase was the result of a 3.3% market basket adjustment as required under the Patient Protection and Affordable Healthcare Act and the Health Care and Education Reconciliation Act ("PPACA") less a 0.2% productivity adjustment. Additionally, CMS increased the aggregate cap amount by 3.1% to $33,494. Based on our analysis of the final rule, we expect our impact to be in line with the 3.1% increase.
On March 28, 2024, CMS issued a proposed rule to update hospice payment rates and the wage index for fiscal year 2025, effective for services provided beginning October 1, 2024. CMS estimates hospices serving Medicare beneficiaries will see a 2.6% increase in payments. This increase is the result of a 3.0% market basket adjustment as required under PPACA less a 0.4% productivity adjustment. Additionally, CMS proposed to increase the aggregate cap amount by 2.6% to $34,365. Based on our analysis of the proposed rule, we expect our impact to be in line with the 2.6% increase.
Home Health
On November 1, 2023, CMS issued the Calendar Year 2024 Final Rule for Medicare home health providers. CMS estimated that the final rule would result in a 0.8% increase in payments to home health providers. This increase was the result of a 3.0% payment update (3.3% market basket adjustment less a 0.3% productivity adjustment) and an increase of 0.4% for the update to the fixed-dollar loss ratio used in determining outlier payments offset by a permanent adjustment of -2.6% based on the difference between assumed and actual behavior changes resulting from the implementation of the Patient-Driven Groupings Model. The -2.6% permanent adjustment was derived from a -2.890% adjustment which was only applied to the 30-day payment rate and not the low utilization payment adjustment. The -2.890% was only half of the total proposed adjustment. The remaining adjustment is to be considered in future rulemaking. Based on our analysis of the final rule, we expect our impact to be in line with the 0.8% increase.

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
Results of Operations
Three-Month Period Ended March 31, 2024 Compared to the Three-Month Period Ended March 31, 2023
Consolidated
The following table summarizes our consolidated results of operations (amounts in millions):

	For the Three-Month Periods Ended March 31,
	2024	2023
Net service revenue	$571.4	$556.4
Cost of service, inclusive of depreciation	321.5	315.0
Gross margin	249.9	241.4
% of revenue	43.7%	43.4%
General and administrative expenses	214.0	194.6
% of revenue	37.5%	35.0%
Depreciation and amortization	4.3	4.4
Operating income	31.6	42.4
Total other expense, net	(4.4)	(7.7)
Income tax expense	(12.6)	(9.8)
Effective income tax rate	46.4%	28.2%
Net income	14.6	24.9
Net (income) loss attributable to noncontrolling interests	(0.2)	0.3
Net income attributable to Amedisys, Inc.	$14.4	$25.2

On a consolidated basis, our operating income decreased $11 million on a $15 million increase in net service revenue. Our year-over-year results were impacted by an increase in our merger-related expenses totaling $20 million and the divestiture of our personal care line of business (which contributed $15 million in revenue and $2 million in operating income in the prior year). Excluding these items, our operating income increased $11 million on a $30 million increase in net service revenue due to rate increases, home health volume growth, savings associated with clinical optimization and reorganization initiatives and improvements in clinician utilization partially offset by planned wage increases, wage inflation, a shift in our home health payor mix and investments in hospice clinical staffing.
Our operating results reflect a $19 million increase in our general and administrative expenses compared to the prior year. Excluding the increase in our merger-related expenses ($20 million) and the general and administrative expenses of our personal care line of business ($2 million in the prior year), our general and administrative expenses increased only $1 million as higher incentive compensation costs and planned wage increases were offset by lower acquisition and integration costs and savings associated with clinical optimization and reorganization initiatives.

Total other expense, net includes the following items (amounts in millions):

	For the Three-Month Periods Ended March 31,
	2024	2023
Interest income	$1.7	$0.4
Interest expense	(8.1)	(7.5)
Equity in earnings from equity method investments	0.9	0.1
Miscellaneous, net	1.1	(0.7)
Total other expense, net	$(4.4)	$(7.7)
Miscellaneous, net includes a $2.2 million loss related to the divestiture of our personal care line of business during the three-month period ended March 31, 2023.

Home Health Segment
The following table summarizes our home health segment results of operations:

	For the Three-Month Periods Ended March 31,
	2024	2023
Financial Information (in millions):
Medicare	$215.8	$215.4
Non-Medicare	148.2	127.9
Net service revenue	364.0	343.3
Cost of service, inclusive of depreciation	210.4	197.0
Gross margin	153.6	146.3
General and administrative expenses	91.0	89.1
Depreciation and amortization	1.8	1.1
Operating income	$60.8	$56.1
Same Store Growth(1):
Medicare revenue	—%	(7%)
Non-Medicare revenue	16%	12%
Total admissions	10%	8%
Total volume(2)	8%	5%
Key Statistical Data - Total(3):
Admissions	112,215	101,963
Recertifications	43,961	43,325
Total volume	156,176	145,288

Medicare completed episodes	72,998	73,563
Average Medicare revenue per completed episode(4)	$2,998	$2,974
Medicare visits per completed episode(5)	11.9	12.4

Visiting clinician cost per visit	$105.38	$100.00
Clinical manager cost per visit	11.99	10.97
Total cost per visit	$117.37	$110.97
Visits	1,792,629	1,775,206
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
Operating Results
Overall, our operating income increased $5 million on a $21 million increase in net service revenue primarily due to volume growth, rate increases and improvement in our operating performance driven by improvements in clinician utilization. These items were partially offset by a shift in our payor mix, planned wage increases, wage inflation and an increase in our general and administrative expenses.

Net Service Revenue
Our net service revenue increased $21 million as a result of same store total volume growth of 8% and rate increases partially offset by a shift in our payor mix.
Cost of Service, Inclusive of Depreciation
Our cost of service consists of costs associated with direct clinician care in the homes of our patients as well as the cost of clinical managers who monitor the overall delivery of care. Overall, our total cost of service increased 7% due to a 6% increase in our total cost per visit and a 1% increase in total visits year over year. The 6% increase in our total cost per visit is primarily due to planned wage increases, an increase in new hire pay, wage inflation and visit mix.
General and Administrative Expenses
Our general and administrative expenses increased $2 million due to higher incentive compensation costs and planned wage increases partially offset by savings associated with clinical optimization and reorganization initiatives.
Hospice Segment
The following table summarizes our hospice segment results of operations:

	For the Three-Month Periods Ended March 31,
	2024	2023
Financial Information (in millions):
Medicare	$190.0	$182.7
Non-Medicare	11.0	10.7
Net service revenue	201.0	193.4
Cost of service, inclusive of depreciation	105.3	101.4
Gross margin	95.7	92.0
General and administrative expenses	48.1	47.9
Depreciation and amortization	0.7	0.6
Operating income	$46.9	$43.5
Same Store Growth(1):
Medicare revenue	4%	—%
Hospice admissions	(3%)	(5%)
Average daily census	—%	(1%)
Key Statistical Data - Total(2):
Hospice admissions	12,657	12,998
Average daily census	12,767	12,730
Revenue per day, net	$173.04	$168.83
Cost of service per day	$90.64	$88.21
Average discharge length of stay	92	90
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
Operating Results
Overall, our operating income increased $3 million on an $8 million increase in net service revenue primarily due to the increase in reimbursement effective October 1, 2023 and savings associated with clinical optimization and reorganization initiatives partially offset by planned wage increases, wage inflation and investments in hospice clinical staffing.

Net Service Revenue
Our net service revenue increased $8 million due to the increase in reimbursement effective October 1, 2023, one additional calendar day in 2024 versus 2023 and an increase in our average daily census.
Cost of Service, Inclusive of Depreciation
Our hospice cost of service increased 4% primarily due to a 3% increase in our cost of service per day and a 1% increase in our hospice days. The increase in our cost of service per day is due to planned wage increases, wage inflation and investments in hospice clinical staffing. These items were partially offset by savings associated with clinical optimization and reorganization initiatives, lower contractor utilization and a new pharmacy contract effective during the three-month period ended June 30, 2023.
General and Administrative Expenses
Our general and administrative expenses were flat year over year.
Personal Care Segment
The following table summarizes our personal care segment results of operations:

	For the Three-Month Periods Ended March 31,
	2024	2023
Financial Information (in millions):
Medicare	$—	$—
Non-Medicare	—	15.0
Net service revenue	—	15.0
Cost of service, inclusive of depreciation	—	11.1
Gross margin	—	3.9
General and administrative expenses	—	2.3
Depreciation and amortization	—	—
Operating income	$—	$1.6
Key Statistical Data - Total:
Billable hours	—	440,464
Clients served	—	7,892
Shifts	—	191,379
Revenue per hour	$—	$33.97
Revenue per shift	$—	$78.19
Hours per shift	—	2.3
Operating Results
We completed the sale of our personal care business on March 31, 2023.

High Acuity Care Segment
The following table summarizes our high acuity care segment results of operations:

	For the Three-Month Periods Ended March 31,
	2024	2023
Financial Information (in millions):
Medicare	$—	$—
Non-Medicare	6.4	4.7
Net service revenue	6.4	4.7
Cost of service, inclusive of depreciation	5.8	5.5
Gross margin	0.6	(0.8)
General and administrative expenses	5.9	4.4
Depreciation and amortization	0.9	0.8
Operating loss	$(6.2)	$(6.0)
Key Statistical Data - Total:
Full risk admissions	139	158
Limited risk admissions	622	459
Total admissions	761	617
Total admissions growth	23%	85%

Full risk revenue per episode	$10,073	$11,343
Limited risk revenue per episode	$6,780	$5,711

Number of admitting joint ventures	9	9
Operating Results
Our year over year results were impacted by growth in our home recovery care services, an estimated loss recorded in prior year on the first performance year of our risk-based palliative care contract resulting from investments in resources to support this contract as well as future palliative care arrangements ($1 million impact to prior year gross margin) and the reversal of incentive compensation costs in prior year ($1 million favorable impact on prior year general and administrative expenses).
We expect our high acuity care segment to continue to generate operating losses; however, we also expect improvement as we leverage our operating structure through growth in current and future joint ventures and expansion of palliative care at home arrangements.
Net Service Revenue
Our net service revenue increased as a result of growth in our home recovery care services. Our high acuity care segment achieved its highest total admissions volume in history during the three-month period ended March 31, 2024.
Cost of Service, Inclusive of Depreciation
Our cost of service consists primarily of medical costs associated with direct clinician care provided to our patients during the applicable episode period, costs associated with our virtual care unit (“VCU”) which enables us to provide monitoring services and facilitates virtual patient rounding visits via telehealth and costs associated with resources to support our risk-based palliative care at home contract as well as other palliative care arrangements. The increase in cost of service over prior year is related to growth in volume. Additionally, our prior year cost of service included an estimated loss totaling approximately $1 million on the first performance year of our risk-based palliative care contract, as described above.
General and Administrative Expenses
Our general and administrative expenses, which primarily consist of salaries and benefits and incentive compensation costs, increased $2 million primarily due to higher incentive compensation costs (resulting from the reversal of incentive compensation costs in prior year) and planned wage increases.

Corporate
The following table summarizes our corporate results of operations:

	For the Three-Month Periods Ended March 31,
	2024	2023
Financial Information (in millions):
General and administrative expenses	$69.0	$50.9
Depreciation and amortization	0.9	1.9
Total operating expenses	$69.9	$52.8

Corporate expenses consist of costs related to our executive management and corporate and administrative support functions, primarily information services, accounting, finance, billing and collections, legal, compliance, risk management, procurement, marketing, clinical administration, training, human resources and administration.
Corporate general and administrative expenses increased $18 million year over year, which is inclusive of an increase in merger-related expenses totaling $20 million. Excluding these costs, our corporate general and administrative expenses decreased $2 million primarily due to lower acquisition and integration costs and lower costs associated with clinical optimization and reorganization initiatives. These items were partially offset by higher incentive compensation costs and planned wage increases.
Corporate depreciation and amortization decreased $1 million year over year due to a reduction in amortization expense related to non-compete agreements that were fully amortized as of June 30, 2023.
Liquidity and Capital Resources
Cash Flows
The following table summarizes our cash flows for the periods indicated (amounts in millions):

	For the Three-Month Periods Ended March 31,
	2024	2023
Cash (used in) provided by operating activities	$(6.5)	$26.0
Cash (used in) provided by investing activities	(3.1)	45.9
Cash used in financing activities	(8.6)	(56.9)
Net (decrease) increase in cash, cash equivalents and restricted cash	(18.2)	15.0
Cash, cash equivalents and restricted cash at beginning of period	138.9	54.1
Cash, cash equivalents and restricted cash at end of period	$120.7	$69.1

Our operating cash flow decreased $32.5 million year over year primarily due to delays in the billing and collection of accounts receivable resulting from the Change Healthcare outage described below under "Liquidity" partially offset by the timing of the payment of accounts payable.
Our investing activities primarily consist of the purchase of property and equipment and technology assets, investments and acquisitions/divestitures. Cash used in investing activities totaled $3.1 million during the three-month period ended March 31, 2024 and was primarily related to the purchase of property and equipment and investments in technology assets. Cash provided by investing activities totaled $45.9 million during the three-month period ended March 31, 2023 and was primarily related to the divestiture of our personal care line of business.
Our financing activities primarily consist of borrowings under our revolving credit facility, repayments of borrowings, the remittance of taxes associated with shares withheld on non-cash compensation, proceeds related to the purchase of stock under our employee stock purchase plan and noncontrolling interest contributions and distributions. Cash used in financing activities totaled $8.6 million and $56.9 million during the three-month periods ended March 31, 2024 and 2023, respectively, and was primarily related to the repayment of borrowings. Net proceeds from the divestiture of our personal care line of business were used to pay down a portion of our outstanding term loan borrowings during the three-month period ended March 31, 2023.
Liquidity
Typically, our principal source of liquidity is the collection of our patient accounts receivable, primarily through the Medicare program. In addition to our collection of patient accounts receivable, from time to time, we can and do obtain additional sources of liquidity by the incurrence of additional indebtedness.
The Company uses Change Healthcare, a subsidiary of UnitedHealth Group, to submit patient claims to Medicare and all other payors for reimbursement. On February 22, 2024, UnitedHealth Group announced that on February 21, 2024, Change Healthcare’s information technology systems were impacted by a cybersecurity incident. The Change Healthcare cybersecurity incident did not impact our day-to-day operations; however, we were delayed in submitting patient claims to certain non-Medicare payors. There was minimal impact to our Medicare claim submissions as we were able to quickly redirect our Medicare claims to an alternative clearinghouse. As of the date of this filing, we are substantially caught up with our non-Medicare claim submissions; however, the delays in submitting non-Medicare claims resulted in a reduction of our operating cash flow and an estimated increase to our accounts receivable of approximately $60 million during the three month-period ended March 31, 2024.
During the three-month period ended March 31, 2024, we invested $2.9 million in capital expenditures and technology assets as compared to $1.6 million during the three-month period ended March 31, 2023. Our capital expenditures and investments in technology assets for 2024 are expected to be approximately $7.0 million to $9.0 million, excluding the impact of any future acquisitions.
As of March 31, 2024, we had $108.2 million in cash and cash equivalents and $514.2 million in availability under our $550.0 million Revolving Credit Facility.
Based on our operating forecasts and our debt service requirements, we believe we will have sufficient liquidity to fund our operations, capital requirements and debt service requirements for the next twelve months and beyond.
Outstanding Patient Accounts Receivable
Our patient accounts receivable increased $46 million from December 31, 2023. Our cash collection as a percentage of revenue was 93% and 99% for the three-month periods ended March 31, 2024 and 2023, respectively. Our days revenue outstanding at March 31, 2024 was 54.1 days, which is an increase of 6.4 days from December 31, 2023 and an increase of 7.8 days when compared to March 31, 2023. All of these metrics were impacted by the Change Healthcare outage described above.
Our patient accounts receivable includes unbilled receivables and are aged based upon our initial service date. We monitor unbilled receivables on a care center by care center basis to ensure that all efforts are made to bill claims within timely filing deadlines. Our unbilled patient accounts receivable can be impacted by pre-claim reviews required by the Medicare Administrative Contractors in the Review Choice Demonstration states or under the Targeted Probe and Educate program, voluntary pre-bill edits and reviews, efforts to secure needed documentation to bill (orders, consents, etc.), integrations of recent acquisitions, changes of ownership and any regulatory and procedural updates impacting claim submissions. The timely filing deadline for Medicare is one year from the date of the last billable service in the 30-day billing period and varies by state for Medicaid-reimbursable services and among insurance companies and other private payors.

The following schedules detail our patient accounts receivable, by payor class, aged based upon initial date of service (amounts in millions, except days revenue outstanding):

	0-90	91-180	181-365	Over 365	Total
At March 31, 2024:
Medicare patient accounts receivable	$184.6	$11.1	$3.2	$0.2	$199.1
Other patient accounts receivable:
Medicaid	26.6	3.0	0.9	—	30.5
Private	118.1	7.6	4.1	—	129.8
Total	$144.7	$10.6	$5.0	$—	$160.3
Total patient accounts receivable					$359.4
Days revenue outstanding (1)					54.1
	0-90	91-180	181-365	Over 365	Total
At December 31, 2023:
Medicare patient accounts receivable	$190.3	$16.1	$6.4	$1.9	$214.7
Other patient accounts receivable:
Medicaid	17.8	1.4	0.5	—	19.7
Private	67.4	6.6	5.0	—	79.0
Total	$85.2	$8.0	$5.5	$—	$98.7
Total patient accounts receivable					$313.4
Days revenue outstanding (1)					47.7

(1)Our calculation of days revenue outstanding is derived by dividing our ending patient accounts receivable at March 31, 2024 and December 31, 2023 by our average daily net service revenue for the three-month periods ended March 31, 2024 and December 31, 2023, respectively.
Indebtedness
Third Amendment to the Credit Agreement
Our Credit Agreement provides for a senior secured credit facility in an initial aggregate principal amount of up to $1.0 billion, which includes a $550.0 million Revolving Credit Facility and a term loan facility with a principal amount of up to $450.0 million (the "Amended Term Loan Facility" and collectively with the Revolving Credit Facility, the "Amended Credit Facility"). On March 10, 2023, we entered into the Third Amendment to our Credit Agreement (as amended by the Third Amendment, the "Third Amended Credit Agreement") which (i) formally replaced the use of the London Interbank Offered Rate ("LIBOR") with the Secured Overnight Financing Rate ("SOFR") for interest rate pricing and (ii) allowed for the disposition of our personal care business.
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
In accordance with the requirements under the Third Amended Credit Agreement, net proceeds received from the divestiture of our personal care line of business were used to prepay a portion of our Amended Term Loan Facility during the three-month period ended March 31, 2023.
As of March 31, 2024 and 2023, we had no outstanding borrowings under our $550.0 million Revolving Credit Facility. Our weighted average interest rate for borrowings under our Amended Term Loan Facility was 7.3% and 6.1% for the three-month periods ended March 31, 2024 and 2023, respectively.
As of March 31, 2024, our availability under our $550.0 million Revolving Credit Facility was $514.2 million as we have no outstanding borrowings and $35.8 million outstanding in letters of credit. We are in compliance with our covenants under the Third Amended Credit Agreement.

See Note 5 - Long Term Obligations to our condensed consolidated financial statements for additional details on our outstanding long-term obligations.
Inflation
Our operations have been materially impacted by the current inflationary environment as we have experienced higher labor costs and increases in supply costs, fuel costs and mileage reimbursements. We expect inflation to continue to impact our operations throughout 2024. As of March 31, 2024, the impacts of inflation on our results of operations have been partially mitigated by rate increases, improvements in clinician utilization and clinical optimization and reorganization initiatives. No assurance can be given as to our ability to offset the impacts of inflation in the future.
Critical Accounting Estimates
See Part II, Item 7 – Critical Accounting Estimates and our consolidated financial statements and related notes in Part II, Item 8 of our 2023 Annual Report on Form 10-K for accounting policies and related estimates we believe are the most critical to understanding our condensed consolidated financial statements, financial condition and results of operations and which require complex management judgment and assumptions or involve uncertainties. These critical accounting estimates include revenue recognition and goodwill and other intangible assets. There have not been any changes to our significant accounting policies or their application since we filed our 2023 Annual Report on Form 10-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from fluctuations in interest rates. Our Term Loan and Revolving Credit Facility carry a floating interest rate which is tied to the Secured Overnight Financing Rate ("SOFR") and the Prime Rate, and therefore, our condensed consolidated income statements and our condensed consolidated statements of cash flows are exposed to changes in interest rates. As of March 31, 2024, the total amount of outstanding debt subject to interest rate fluctuations was $366.3 million. A 1.0% interest rate change would cause interest expense to change by approximately $3.7 million annually, assuming the Company makes no principal repayments.
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
In connection with the preparation of this Quarterly Report on Form 10-Q, as of March 31, 2024, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.
Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2024, the end of the period covered by this Quarterly Report.
Changes in Internal Controls
There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have occurred during the quarter ended March 31, 2024, that have materially impacted, or are reasonably likely to materially impact, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls
Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and, based on an evaluation of our controls and procedures, our principal executive officer and our principal financial officer concluded our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2024, the end of the period covered by this Quarterly Report.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 7 - Commitments and Contingencies to the condensed consolidated financial statements for information concerning our legal proceedings.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023. These risks, which could materially affect our business, financial condition or future results, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or operating results.
The risk factors set forth below update, and should be read together with, the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2023:

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
As a healthcare provider, we face increased legal and regulatory compliance risk in the event of a cyber-attack. Healthcare providers and health insurance plans must comply with the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") regulations regarding the privacy and security of protected health information. The HIPAA regulations impose significant requirements on providers with regard to how such protected health information may be used and disclosed. Further, the regulations include extensive and complex requirements for providers to establish reasonable and appropriate administrative, technical and physical safeguards to ensure the confidentiality, integrity and availability of protected health information. HIPAA directs the Secretary of the United States Department of Health and Human Services ("HHS") to provide for periodic audits to ensure covered entities (and their business associates, as that term is defined under HIPAA) comply with the applicable HIPAA requirements. Entities within the U.S. that are found to be in violation of HIPAA may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. Even when providers establish reasonable and appropriate administrative, technical and physical safeguards, it is difficult to fully protect information systems from a breach or security incident. In the event a provider experiences a "breach" and protected health information is compromised, the provider is obligated under HIPAA to notify individuals, the government, and in the event the breach involves 500 or more individuals, the media. There are significant costs associated with a breach, including investigation costs, remediation and mitigation costs, notification costs, attorney fees, litigation and the potential for reputational harm and lost revenues due to a loss in confidence in the provider. We cannot predict the costs to comply with these laws or the costs associated with a potential breach of protected health information, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows, and our business reputation.
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
Our business depends on effective, secure and operational information systems that include systems provided by or hosted by external contractors, partners and other service providers. For example, our care centers depend upon information systems and software hosted by third-party vendors for patient care, accounting, billing, collections, risk management, quality assurance, human resources, payroll and other information considered to be sensitive and/or confidential, including protected health information. These third-party vendors or business associates, in the event the vendor creates, receives, transmits or maintains protected health information on our behalf, are required to comply with substantially the same HIPAA requirements as the healthcare provider. This is accomplished through the use of "Business Associate Agreements" with vendors. However, third- and fourth-party security incidents and supply-chain cyber attacks have been increasingly common, and there is no way for an organization to ensure that such incidents and attacks do not occur. The occurrence of any information system failure, breach or security incident, or a vendor's breach of the Business Associate Agreement could result in interruptions, delays, breaches of protected health information and personal information, loss or corruption of data and cessations or interruptions in the availability of these systems and the information they create, receive, transmit or maintain. An extended service outage affecting these or other vendors, particularly where such vendor is the single source from which we obtain the services, could have a material adverse effect on our business or results of operations. For example, in February 2024, UnitedHealth Group announced a cyber-attack on the information technology systems of its subsidiary, Change Healthcare, one of the largest providers of healthcare payment systems in the United States. The Change Healthcare cybersecurity incident did not impact our day-to-day operations; however, we were delayed in submitting patient claims to certain non-Medicare payors. There was minimal impact to our Medicare claim submissions as we were able to quickly redirect our Medicare claims to an alternative clearinghouse. The delays in submitting non-Medicare claims resulted in a reduction of our operating cash flow and an estimated increase to our accounts receivable of approximately $60 million during the three month-period ended March 31, 2024. Any of these events or circumstances, among others, could have an adverse effect on our business and consolidated financial condition, results of operations and cash flows, and they could harm our business reputation.
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
Our business is characterized by delays from the time we provide services to the time we receive payment for these services. Timing delays in billings and collections may cause working capital shortages. Working capital management, including prompt and diligent billing and collection, is an important factor in achieving our financial results and maintaining liquidity. It is possible that delays in obtaining documentation support, information technology system problems or outages, or Medicare or other payor issues or industry trends may extend our collection period, which may materially adversely affect our working capital, and our working capital management procedures may not successfully mitigate this risk.
In February 2024, UnitedHealth Group announced a cyberattack on the information technology systems of its subsidiary, Change Healthcare, one of the largest providers of healthcare payment systems in the United States. The Change Healthcare cybersecurity incident did not impact our day-to-day operations; however, we were delayed in submitting patient claims to certain non-Medicare payors. There was minimal impact to our Medicare claim submissions as we were able to quickly redirect our Medicare claims to an alternative clearinghouse. As of the date of this filing, we are substantially caught up with our non-Medicare claim submissions; however, the delays in submitting non-Medicare claims resulted in a reduction of our operating cash flow and an estimated increase to our accounts receivable of approximately $60 million during the three month-period ended March 31, 2024. Any similar events or circumstances, among others, could have an adverse effect on our business and consolidated financial condition, results of operations and cash flows.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides the information with respect to purchases made by us of shares of our common stock during each of the months during the three-month period ended March 31, 2024. The amounts below only relate to employee stock activity as the Merger Agreement limits the Company's ability to repurchase shares of common stock prior to the completion of the Merger, subject to certain exceptions.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
January 1, 2024 to January 31, 2024	—		$—	—	$—
February 1, 2024 to February 29, 2024	6,584		93.69	—	—
March 1, 2024 to March 31, 2024	—		—	—	—
	6,584	(1)	$93.69	—	$—

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
Date: April 25, 2024