Form 10-K/A
period 2023-12-31
AMEDISYS INC
filed 2024-04-26
CIK 896262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
(Amendment No. 1 )

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §
240.10D-1(b). ☐
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
As of April 19, 2024, the registrant had 32,676,879 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

GENERAL
Unless the context otherwise indicates or requires, references in this Amendment No. 1 to the Annual Report on Form
10-K
to “Amedisys,” “we,” “us” and “our” refer to Amedisys, Inc. and its consolidated subsidiaries.
EXPLANATORY NOTE
This Amendment No. 1 (this “Amendment No. 1”) to the Annual Report on Form
10-K
(the “Original Form
10-K”)
of Amedisys, Inc. for the fiscal year ended December 31, 2023 is being filed solely for the purpose of setting forth the information required by Part III of Form
10-K.
Pursuant to rules of the Securities and Exchange Commission (the “SEC”), Part IV, Item 15 has also been amended to contain the currently dated certificates from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certificates of the Company’s principal executive officer and principal financial officer are attached to this Amendment No. 1 as Exhibits 31.3 and 31.4. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K,
paragraphs 3, 4 and 5 of the certifications have been omitted. Additionally, we are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment No. 1.
Except for the changes to Part III and the filing of the required certifications added to the list of Exhibits in Part IV, the remainder of the Original
Form 10-K
is unchanged and is not reproduced in this Amendment No. 1. The Original Form
10-K
speaks as of the filing date of the Original
Form 10-K
and this Amendment No. 1 does not reflect events occurring after the filing date of the Original
Form 10-K
as to any part of the Original
Form 10-K
or modify or update the disclosures therein in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment No. 1 should be read in conjunction with the Original
Form 10-K
and the Company’s other filings with the SEC.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information about our Directors

The following table sets forth certain information with respect to our board of directors:

Name	Age	Served as a Director Since
Richard Ashworth	49	2023
Vickie L. Capps	62	2019
Molly J. Coye, MD	76	2019
Julie D. Klapstein	69	2016
Teresa L. Kline	65	2019
Paul B. Kusserow	62	2014
Bruce D. Perkins	70	2015
Jeffrey A. Rideout, MD	62	2016
Ivanetta Davis Samuels	55	2020

Richard Ashworth is our President and Chief Executive Officer (since April 2023). Mr. Ashworth previously served as President and CEO, and as a member of the Board of Directors, of Tivity Health since June 2020. Prior to Tivity, Mr. Ashworth was the President of Walgreen Co. from February 2020 to June 2020, where he was responsible for developing the strategies and plans for all Walgreens operations including leadership, development, and management of the business. Mr. Ashworth served as President of Operations of Walgreen Co. from November 2017 to February 2020 and as President of Pharmacy and Retail Operations from 2014 to 2017. In 2013, Mr. Ashworth also led the development and delivery of the healthcare strategy for the strategic partnership with U.K.-based Alliance Boots, which Walgreens later acquired.

Director Qualifications:

•

Extensive Knowledge of the Healthcare Industry—Mr. Ashworth is a pharmacist and has over 30 years of experience in the healthcare industry, having served in executive capacities for multiple healthcare companies.

•	Relevant Executive/Management Experience—Mr. Ashworth has held multiple senior management and executive positions in the healthcare industry.

Vickie L. Capps. Ms. Capps is currently a member of the board of directors and the audit committee chair of Janux Therapeutics, Inc., a public small-cap, pre-commercial biopharmaceutical company. She is also a member of the board of directors of Enable Injections, Inc., a private medical device company and a member of the Senior Advisory Board of Consonance Capital Partners (CCP), a healthcare focused private equity firm. She served on the board of directors of CCP’s portfolio company, Enclara Pharmacia, a provider of pharmacy services to the hospice industry, prior to its acquisition by Humana in January 2020. She previously served as Chief Financial Officer of DJO Global, Inc. from 2002 through 2013 and as a member of the boards of directors of NuVasive, Inc., a public medical device company, prior to its merger with Globus Medical, Inc. in September 2023, Otonomy, Inc., a public biotechnology company, prior to its voluntary liquidation and dissolution in March 2023, Silverback Therapeutics, Inc., a public biotechnology company, prior to its merger with ARS Pharmaceuticals, Inc. in November 2022, Synthorx, Inc., a public biotechnology company, prior to its acquisition by Sanofi in January 2020, Connecture, Inc. prior to its being taken private by Francisco Partners in April 2018, RF Surgical Systems prior to its acquisition by Medtronic in August 2015 and SenoRx, prior to its acquisition by C. R. Bard, Inc. in July 2010. She is also a member of the board of directors of the San Diego State University Research Foundation. Earlier in her career, Ms. Capps spent 10 years as an audit and accounting professional with Ernst & Young and then served as the chief financial officer of several public and private companies. Ms. Capps earned her bachelor’s degree from San Diego State University, is a California Certified Public Accountant and was recognized as a CFO of the Year honoree by the San Diego Business Journal in 2009 and 2010 and as a Director of the Year by the Corporate Directors Forum in 2022.

Director Qualifications:

•	High Level of Financial Literacy—Ms. Capps is a certified public accountant, a former chief financial officer and has been designated as our “Audit Committee Financial Expert” on our Audit Committee.

•

Extensive Knowledge of the Healthcare Industry—Ms. Capps has extensive experience in the healthcare industry, having served as chief financial officer of a medical device and service company for 11 years as well as service on numerous public and private company boards of directors in the healthcare industry.

•	Public Company Board Experience—Ms. Capps currently serves on one public company board of directors (other than Amedisys) and previously served on the boards of six other public companies.

Molly J. Coye, MD. Dr. Coye has served as Senior Advisor and Executive in Residence for AVIA, a membership network of healthcare delivery systems that provides strategic and technology selection advice regarding digital health software and devices and is the nation’s leading healthcare innovation network, since 2015. She also served as an Innovation Advisor for Evolent Health from 2018 to 2019. From 2010 to 2015, Dr. Coye was Chief Innovation Officer of the UCLA Health System (comprehensive health care organization). Dr. Coye served on the Board of Directors of Aetna, Inc. from 2005 to 2018, where she was a member of the Executive Committee, the Committee on Investment and Finance, Chair of the Committee on Medical Affairs, and a member of the board of the Aetna Foundation. Dr. Coye currently serves on the board of directors of four privately held for profit entities: Headspace Health, Curai, and SameSky Health, in addition to SFJAZZ, a nonprofit music and education organization. She previously served as Commissioner of Health for the State of New Jersey, Director of the California State Department of Health Services, Head of the Division of Public Health Practice at the Johns Hopkins School of Hygiene and Public Health, chair of the boards of PATH and the American Public Health Association, and on the boards of the American Hospital Association, the American Telemedicine Association, The California Endowment, and the China Medical Board.

Director Qualifications:

•	Innovation Expertise—Dr. Coye has extensive senior management and executive experience specialized in innovation in the healthcare industry.

•	Extensive Knowledge of the Healthcare Industry—Dr. Coye has over 40 years of experience in the healthcare industry.

•

Relevant Leadership Experience—Dr. Coye serves as Senior Advisor and Executive in Residence for AVIA and previously served as Chief Innovation Officer of the UCLA Health System, in addition to her roles as Commissioner of Health for the State of New Jersey, Director of the California State Department of Health Services, and Head of the Division of Public Health Practice at the Johns Hopkins School of Hygiene and Public Health.

Julie D. Klapstein. Ms. Klapstein was the founding Chief Executive Officer of Availity, LLC, one of the nation’s largest health information networks optimizing the automated delivery of critical business and clinical information among healthcare stakeholders. Ms. Klapstein was the Chief Executive Officer and board member of Availity for 11 years. Ms. Klapstein’s 35+ years of experience in the healthcare information technology industry include executive roles at Phycom, Inc. as Chief Executive Officer; Sunquest Information Systems (EVP); SMS’ Turnkey Systems Division (now Siemens Medical Systems); and GTE Health Systems. She currently serves on the board of directors for MultiPlan, a value-added provider of data analytics and technology-enabled cost management solutions for the healthcare industry, and Revecore Technologies, a firm specializing in underpayment and denials and complex claims for hospitals and workers compensation. Ms. Klapstein was a past director for four public boards: NextGen Healthcare, Inc., Oak Street Health, Annies, Inc. and Standard Register and has been a director for multiple private companies. Ms. Klapstein earned her bachelor’s degree from Portland State University in Portland, Oregon. She is the recipient of multiple awards for top business leadership.

Director Qualifications:

•

Extensive Knowledge of the Healthcare Industry—Ms. Klapstein has over 35 years of experience in the healthcare and healthcare technology industries, and has served in executive capacities for multiple healthcare technology companies.

•	Relevant Executive/Management Experience—Ms. Klapstein has extensive senior management and executive experience in the healthcare industry.

•	Public Company Board Experience—Ms. Klapstein has outside board experience with five public company boards of directors other than Amedisys.

Teresa L. Kline. Ms. Kline is the retired President and Chief Executive Officer of Health Alliance Plan of Michigan (“HAP”) and Executive Vice President of Henry Ford Health System (“HFHS”) where she led a financial and operational turnaround of HAP. HAP is a nonprofit health plan and a subsidiary of HFHS, a nonprofit healthcare provider. Ms. Kline’s 35+ years of experience in healthcare include executive roles at Health Care Service Corporation (Senior Vice President and Chief Health Care Management Officer), HealthSouth (Senior Vice President), CHA Health (Chief Executive Officer), United Health Group (Chief Executive Officer of UHC-

GA), OnCare (Senior Vice President) and Aetna Health Plans (Regional Vice President). Ms. Kline joined the board of Amedisys (NASDAQ: AMED) in 2019. Ms. Kline currently serves on the boards of directors of Owens & Minor (NYSE: OMI), a healthcare manufacturing, distribution and logistics company with a portfolio of products and services for patients managing chronic conditions in the home (committees: Audit, Governance); SaVida Health, an outpatient opioid use disorder treatment provider; and Presbyterian Healthcare Services, a private not-for-profit integrated healthcare system in New Mexico. Ms. Kline also serves on the board of Kalamazoo College. Previously, Ms. Kline served on the board of directors of Apria (NASDAQ: APR), a provider of integrated home healthcare equipment and related services, until it was acquired in March 2022 (committees: Audit), Intersect ENT (NASDAQ: XENT), a medical device and specialty pharmaceuticals company until it was acquired in April 2022 (committees: Governance and Compensation), Discovery Health Partners until it was acquired in May 2021, and as the Chairman of two private health care technology companies, Medecision and Availity. Ms. Kline earned her bachelor’s degree from Kalamazoo College in Kalamazoo, Michigan and her Master in Public Health degree from the University of Michigan in Ann Arbor, Michigan.

Director Qualifications:

•	Extensive Knowledge of the Healthcare Industry—Ms. Kline has over 35 years of experience in the healthcare industry.

•

Relevant Executive/Management Experience—Ms. Kline has served as President and Chief Executive Officer of HAP and Executive Vice President of HFHS in addition to executive roles at Health Care Service Corporation, HealthSouth, CHA Health, United Health Group, OnCare and Aetna Health Plans.

•

Relevant Governance Experience— Ms. Kline has outside board experience on three other public company boards of directors (other than Amedisys) in addition to two private company boards and one nonprofit board.

Paul B. Kusserow. Mr. Kusserow is our Chairman of the Board (since October 2019) and has been a member of our Board of Directors since joining our Company in December 2014. Mr. Kusserow previously served as our Chief Executive Officer (from December 2014 to April 2022 and November 2022 to April 2023) and our President from December 2014 to February 2021. Previously, he was Vice Chairman and President of Alignment Healthcare, Inc., an integrated clinical care and health plan company, from June 2014 until December 2014. From December 2013 until June 2014, Mr. Kusserow served as a consultant for Boston Consulting Group (BCG), where he advised Amedisys on corporate strategy. Before that, he served as Senior Vice President, Chief Strategy, Innovations and Corporate Development Officer of Humana, Inc., a healthcare services and benefits company, from February 2009 through December 2013. Prior to joining Humana, Inc., he was Managing Director and Chief Investment Officer of the Ziegler HealthVest Fund, a venture capital fund focused on early to mid-stage investments in healthcare services, healthcare technology and wellness; a co-founder and Managing Director of San Ysidro Capital Partners, L.L.C., an investment advisory and management firm specializing in healthcare services and technology; and Managing Partner of Roaring Mountain, L.L.C., a strategy consulting and investment management firm with large clients in healthcare services and technology. Mr. Kusserow began his healthcare career with Tenet Healthcare Corporation, one of the nation’s largest investor-owned healthcare service companies, where he spent seven years, the last four as Senior Vice President, Strategy and Tenet Ventures. He began his career as a management consultant at McKinsey & Company. He has served on many corporate and advisory boards, and currently serves on the Boards of Directors of Scion Health, PurFoods, LLC, Matrix Medical Network and Healthpilot Technologies. He previously served on the Board of Directors of Oak Street Health, Connecture, Inc., New Century Health, Inc., AxelaCare Health Solutions, Inc., Picwell, Inc. and as the Chairman of the Board of Directors of Availity Inc. and Healthsense, Inc.

Director Qualifications:

•

Extensive Knowledge of our Company’s Business—Mr. Kusserow served as our Chief Executive Officer from December 2014 to April 2022 and November 2022 to April 2023 and as our Chairman of the Board since October 2019 and also previously served as our President from December 2014 to February 2021.

•

Extensive Knowledge of the Healthcare Industry—Mr. Kusserow has over 20 years of experience in the healthcare and healthcare technology industries, and has served in executive capacities for multiple healthcare services and benefits companies.

•	Relevant Executive/Management Experience—Prior to joining our Company, Mr. Kusserow had extensive senior management and executive experience in the healthcare industry.

Bruce D. Perkins. Mr. Perkins serves as the managing member for Perkins, Smith & Associates, L.L.C. (“PSA”), MMBP Holdings, LLC and BDP Consulting, LLC. He also serves on the boards of four private companies: OncoHealth, including service as Compliance Committee Chair; Advanced Dermatology and Cosmetic Surgery; Devoted Health, Inc.; and Panoramic Health; and on the Aresenal Healthcare advisory board. Mr. Perkins serves on the audit and compliance committees for Advanced Dermatology and Cosmetic Surgery and Devoted Health, Inc. Additionally, Mr. Perkins serves as a strategic advisor for ChenMed; a senior advisor for the Marwood Group; a senior advisor for McKinsey & Company; a senior advisor for US Imaging; an advisor for CareCentrix, Inc.; and a consultant for Devoted Health. Previously, Mr. Perkins served as a board member of Remedi SeniorCare, Athletico, LHP Hospital Group, Humana Health Plan of Puerto Rico, and was Chairman of the board of MCCI Group Holdings. From 2015 to 2019, Mr. Perkins held the role of Strategic Executive and Advisor to the Chairman and CEO of MCCI Group Holdings and its successor, Conviva Health Solutions. Mr. Perkins retired from Humana Inc. in 2014 after a thirty-eight-year career. Prior to retirement, he was the President of Healthcare Services, a $21 billion business segment which included pharmacy, home care, behavioral health, physician services, provider networks, provider administration, and clinical platforms. Before Mr. Perkins became President of Healthcare Services, he served as Regional Vice President and Divisional President for Humana health plans. Prior to Humana’s spin-off of its hospital business, Mr. Perkins held multiple hospital leadership positions including Divisional Vice President and Hospital CEO, COO, and CFO.

Director Qualifications:

•	Extensive Knowledge of the Healthcare Industry—Mr. Perkins has over 45 years of experience in the healthcare industry.

•

Relevant Executive/Leadership Experience—Mr. Perkins is the managing member for both Perkins, Smith, & Associates, L.L.C., a private healthcare consulting company, and MMBP Holdings, LLC, and previously served as the President of Humana’s Healthcare Services Segment, which had annual revenue of $21 billion. Mr. Perkins served as Regional Vice President and Divisional President for Humana health plans across multiple markets, and prior to the spin-off Humana’s hospital business, Mr. Perkins held multiple leadership positions including Divisional Vice President and hospital CEO, COO, and CFO. In each of these positions, he had full accountability for all aspects of the businesses.

•

Relevant Governance Experience—Mr. Perkins serves on the board of four private healthcare companies: Advanced Dermatology and Cosmetic Surgery, Devoted Health, Inc., Global Nephrology Solutions and Remedi SeniorCare. Mr. Perkins served as Chairman of the board of MCCI Group Holdings, served on the board of Humana Health Plan of Puerto Rico, and served as treasurer of the American Association of PPOs.

Jeffrey A. Rideout, MD, MA. Dr. Rideout is President and Chief Executive Officer of the Integrated Healthcare Association, a California statewide multi-stakeholder leadership group that promotes quality improvement, accountability and affordability of health care. He joined Integrated Healthcare Association in May of 2015. Dr. Rideout holds academic appointments with University of California, Berkeley School of Public Health and University of California Berkeley Haas School of Business (since January 2008, and previously from January 2002 to January 2004), teaching on topics related to healthcare technology, services and investment. Previously, from June 2013 until June 2015, Dr. Rideout served as the Senior Medical Advisor for Covered California, the state based insurance exchange for California, and was responsible for quality and network management and all physician and hospital relations. Dr. Rideout has also served as a Senior Advisor to GE Healthcare Ventures, focusing on new business development related to Digital Health and Digital Therapeutics, including assessing and accelerating new early stage solutions and companies. From July 2009 until June 2013, Dr. Rideout was Senior Vice President, Chief Medical Officer for The TriZetto Group, leading strategy around development and delivery of a comprehensive suite of products and services that enable payers, providers and employers to improve the cost and quality of care for consumers. Dr. Rideout also served as the global leader of the healthcare division for Cisco Systems Internet Business Solutions Group, and Cisco’s Chief Medical Officer. While at Cisco, Dr. Rideout also served as a member of the American Health Information Community (AHIC’s) Chronic Care Workgroup for the U.S. Department of Health and Human Services. Dr. Rideout was at Cisco from April 2004 to August 2007. Prior to Cisco, Dr. Rideout was President and CEO of Blue Shield of California Foundation, Chief Medical Officer and SVP for Blue Shield of California and head of Quality Management for Blue Cross of California/WellPoint. Dr. Rideout previously served on the board of directors of Broadstep Behavioral Health (formerly named Phoenix Care Systems, Inc.), a portfolio company of the Bain Capital Double Impact Fund, and MatrixCare, a provider of technology solutions for skilled nursing and senior living providers, life plan communities (CCRCs), and home health organizations, until its acquisition by ResMed in November of 2018. Dr. Rideout is currently a board member for Hope Solutions (formerly named Contra Costa Interfaith Housing), which provides permanent housing to low income families in Contra Costa County, California, is an adviser to the Bain Capital Double Impact Fund, and is a member of the California Department of Managed Health Care Financial Solvency Standards Board. Dr. Rideout completed his residency training in internal medicine at University of California, San Francisco and is a Fellow of the American College of Physicians. He received his medical degree from Harvard Medical School and his undergraduate degree from Stanford University. He also holds a master’s degree in Philosophy, Politics, and Economics from Oxford University where he studied as a Rhodes Scholar.

Director Qualifications:

•	Extensive Knowledge of the Healthcare Industry—Dr. Rideout has over 30 years of experience in the healthcare industry.

•	Relevant Executive/Leadership Experience—Dr. Rideout has extensive senior management and executive experience in the healthcare industry.

•

Relevant Governance Experience—Dr. Rideout is the current President and Chief Executive Officer of the Integrated Healthcare Association and previously held executive roles at The TriZetto Group, Cisco Systems, and Blue Shield of California.

Ivanetta Davis Samuels. Ms. Samuels has served as Senior Vice President, General Counsel and Corporate Secretary for Meharry Medical College since 2013, where she oversees all legal affairs and transactions, including litigation management, policy management, immigration services, compliance, risk management and environmental health and safety. In her capacity as General Counsel, she is a board member of Meharry-owned MMCV, Inc. She earned her Bachelor of Arts degree from Northwestern University and her law degree from Vanderbilt University, and has practiced law for more than 25 years. Ms. Samuels is a member of the Tennessee Bar Association, Nashville Bar Association, Napier-Looby Bar Association, National Association of College and University Attorneys and Association of Corporate Counsel. She is also a Tennessee Bar Foundation Fellow, recognized for her achievements and commitment to the legal profession.

Director Qualifications:

•

Extensive Knowledge of the Healthcare Industry—Ms. Samuels serves as Senior Vice President, General Counsel and Corporate Secretary for Meharry Medical College, which is an academic health sciences center comprised of a medical school, dental school, school of graduate studies and research, clinical enterprise and a health policy center.

•

Relevant Executive/Leadership Experience—In her position as Senior Vice President, General Counsel and Corporate Secretary for Meharry Medical College, Ms. Samuels oversees all legal affairs and transactions, including litigation management, policy management, immigration services, compliance, risk management and environmental health and safety.

•	Legal Expertise—Ms. Samuels has extensive senior management experience in the legal industry and has practiced law for over 25 years.

Information about our Executive Officers

The following table presents information with respect to our executive officers as of April 26, 2024:

Name	Age	Title
Richard Ashworth	49	President and Chief Executive Officer
Denise Bohnert	46	Chief Compliance Officer
Scott G. Ginn	55	Chief Operating Officer, Executive Vice President and Chief Financial Officer
Adam Holton	53	Chief People Officer
Nick Muscato	38	Chief Strategy Officer
Michael P. North	59	Chief Information Officer

Richard Ashworth is our President and Chief Executive Officer (since April 10, 2023). Additional information regarding Mr. Ashworth is provided above under “Information about our Board of Directors.”

Denise Bohnert is our Chief Compliance Officer (since September 2019). She previously served as our Deputy Compliance Officer from January 2017 to August 31, 2019. Ms. Bohnert is responsible for managing and overseeing the compliance program, which is designed to promote ethical practices and compliance with state and federal healthcare laws and regulations. Ms. Bohnert also identifies potential compliance vulnerability and risks within the organization. Ms. Bohnert has over 18 years’ experience in healthcare and compliance. Before joining Amedisys in January 2017, Ms. Bohnert served as the Compliance Officer for Signature Healthcare in Louisville, Kentucky from January 2015 to December 2016, a skilled nursing facility and home health company. Ms. Bohnert was responsible for overseeing the compliance program which included the creation of regulatory policies and procedures, a compliance investigation structure and a staff of compliance professionals. From 2003 to December 2014, Ms. Bohnert worked at Kindred Healthcare in a variety of compliance and regulatory functions including Division Vice President of Risk and Compliance, Director of HIPAA Compliance (Privacy) and Risk Manager. Ms. Bohnert is both a registered nurse and licensed attorney earning her Bachelor of Science in Nursing from Indiana State University (Magna Cum Laude) and her Juris Doctor from Indiana University - Indianapolis. Ms. Bohnert also holds a Certification in Healthcare Compliance (CHC).

Scott G. Ginn is our Chief Operating Officer (since November 2022), Executive Vice President (since February 2021) and Chief Financial Officer (since October 2017). He previously served as Chief Accounting Officer from February 2017 to October 2017, Senior Vice President of Finance and Accounting from October 2015 to February 2017 and Senior Vice President of Accounting and Controller from April 2007 to October 2015. Prior to joining the Company, he was a Director at Postlethwaite & Netterville, a professional accounting corporation. Mr. Ginn is a Certified Public Accountant.

Adam Holton is our Chief People Officer (since September 2022). He previously served as the Chief Human Resources Officer at Numotion, an organization dedicated to improving the lives of people with disabilities, from 2019 to 2022, and as Senior Vice President Human Resources for USAA from 2017 to 2019. He also served as Chief Human Resources Officer at CHS, Inc, a Fortune 100 diversified global agribusiness cooperative that creates connections to empower agriculture, from 2014 to 2017. Mr. Holton has also held several Human Resources leadership positions with General Electric and Bank One. Mr. Holton graduated from the United States Naval Academy and served in the United States Marine Corps as an Infantry Officer.

Nick Muscato is our Chief Strategy Officer (since April 2022) and oversees the Company’s Investor Relations, Treasury, Corporate Strategy, Data & Analytics, Managed Care and Strategic Investment functions. Mr. Muscato joined the company in March of 2015 in a Corporate Strategy role, helping to refine and craft the strategic plan for the company and leading the annual strategic review process. During his time at Amedisys, he has assumed additional responsibilities within the Finance organization, including leading the Company’s Investor Relations, Treasury and Analytics functions and assisting with the non-core investment activity focused on future and new business offerings. Prior to joining Amedisys, Mr. Muscato spent eight years as a member of Humana’s Strategy and Corporate Development team. During his time at Humana, Mr. Muscato led deal teams closing over $2.5 billion worth of transactions. These deals spanned multiple sectors including: Medicare Advantage Health Plan, Health Care IT assets, Home Care and Home Care service, Primary Care Physician Practices, Management Service Organizations and Data and Analytics assets. Along with his M&A experience, Mr. Muscato was the Lead Investment Partner for Humana’s venture investing arm as well as overseeing Humana’s “Humana at Home” acquisition platform build out. Mr. Muscato also worked on both the Humana corporate strategy and M&A strategy development teams. Mr. Muscato received his undergraduate degrees in Finance and Operations from Indiana University. He also received his Master of Business Administration from the University of Louisville.

Michael P. North is our Chief Information Officer (since November 2016) and previously served as our Senior Vice President of Operations (from May 11, 2015 to November 3, 2016). Mr. North, a seasoned IT executive, led Amedisys’ successful conversion to the Homecare Homebase platform and plays a significant role in the integration of our acquisitions. Before Amedisys, he served as the Director of Corporate Development Integrations for Humana from May 2006 to May 2015. His senior level responsibilities included all IT and operational integrations for acquisitions. Prior to that, Mr. North served as the Director of IT Support with Kindred Healthcare from October 1999 to May 2006.

Corporate Governance

Board Composition—Independence and Diversity

All of our directors are independent, except for Richard Ashworth, our President and Chief Executive Officer, and Paul B. Kusserow, our former Chief Executive Officer and our current Chairman of the Board. In addition, all five of our Board committees are comprised entirely of independent directors. We are also committed to having a diverse Board of Directors. Women currently comprise over half of the directors on our Board, and in December 2020, we expanded the Board to add a woman of color. In addition, the Chairs of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are women.

Board Diversity Matrix (as of April 26, 2024)
Board Size:
Total Number of Directors: 9

Gender:	Female	Male	Non-Binary	Gender Undisclosed
Number of Directors Based on Gender Identity	5	3	0	0
Number of Directors Who Identify in Any of the Categories Below:
African American or Black	1	0	0	0
Alaskan Native or American Indian	0	0	0	0
Asian	0	0	0	0
Hispanic or Latinx	0	0	0	0
Native Hawaiian or Pacific Islander	0	0	0	0
White	4	3	0	0
Two or More Races or Ethnicities	0	0	0	0
LGBTQ+	0
Demographic Background Undisclosed	1

Board Committees

Audit Committee

The Audit Committee’s responsibilities are set forth in its charter, a copy of which appears on the “Investors” subpage of our website, (www.amedisys.com) under the link “Governance.” The Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act, and its responsibilities include hiring and supervising the work of our registered independent public accountants and our Senior Vice President of Assurance Services (who manages our Internal Audit Department), overseeing our financial reporting process, internal controls and legal and regulatory compliance and pre-approving all audit and non-audit services to be provided by independent auditors.

The Audit Committee is currently comprised of Vickie L. Capps (Chair), Teresa L. Kline and Bruce D. Perkins. Our Board of Directors has determined that each member of the Audit Committee also meets the definition of an “independent director” as defined by Rule 10A-3 under the Exchange Act and that Ms. Capps qualifies as an “audit committee financial expert,” as defined by Item 407(d)(5) of SEC Regulation S-K, and as a “financially sophisticated audit committee member” under NASDAQ Listing Rule 5605(c)(2)(A). This determination is based on the fact that Ms. Capps is a former chief financial officer, a certified public accountant and has experience serving as a member and chairperson of several public company audit committees. In addition, our Board of Directors has determined that all of the members of the Audit Committee are financially literate.

Compensation Committee

The Compensation Committee reviews and acts on compensation levels and benefit plans for our executive officers, approves director compensation, approves and evaluates the Company’s equity compensation plans, approves the issuance of stock options, nonvested stock, restricted stock, restricted stock units and other equity-based awards under our equity compensation plans and has the sole authority to retain, and has retained, compensation consultants to advise the Compensation Committee with respect to executive officer and director compensation. It also provides assistance to our Board of Directors in the annual evaluation of our Chief Executive Officer. The Compensation Committee is currently comprised of Teresa L. Kline (Chair), Vickie L. Capps, Julie D. Klapstein and Jeffrey A. Rideout, MD. Our Board of Directors has determined that each member of the Compensation Committee meets the definition of an “outside director” as defined by regulations promulgated pursuant to Section 162(m) of the Internal Revenue Code (to the extent such Code section applies to our compensation practices) and is a “non-employee director” as defined in the SEC’s Rule 16b-3. The Compensation Committee may not delegate any of its authority with respect to approving the compensation (including equity-based compensation) of our directors and executive officers. The Compensation Committee may delegate its authority to approve awards of equity-based compensation to persons other than our directors and executive officers to our Chief Executive Officer. A copy of the Compensation Committee’s charter appears on the “Investors” subpage of our website (www.amedisys.com) under the link “Governance.”

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee identifies and evaluates individuals qualified to become members of the Board of Directors and recommends to our Board of Directors all nominees for election to our Board of Directors. The Nominating and Corporate Governance Committee also provides assistance to our Board of Directors in the annual evaluations of our Board of Directors and its Committees, the review and consideration of corporate governance practices and ongoing board governance education. The Nominating and Corporate Governance Committee also prepares the slate of chairs and members for each of the Board’s standing committees. The Nominating and Corporate Governance Committee is comprised of Molly J. Coye, MD (Chair), Teresa L. Kline, Ivanetta Davis Samuels and Julie D. Klapstein (ex officio). A copy of the Nominating and Corporate Governance Committee’s charter appears on the “Investors” subpage of our website (www.amedisys.com), under the link “Governance.”

Quality of Care Committee

The Quality of Care Committee is currently comprised of Jeffrey A. Rideout, MD (Chair), Molly J. Coye, MD, Julie D. Klapstein and Ivanetta Davis Samuels. The dual purposes of the Quality of Care Committee are to (i) assist our Board of Directors in fulfilling its oversight responsibilities relating to the review of our policies and procedures in connection with the delivery of quality medical care to patients and patient safety and (ii) assist our Board of Directors and our management in promoting a “culture of quality” throughout our Company. A copy of the Quality of Care Committee’s charter appears on the “Investors” subpage of our website (www.amedisys.com), under the link “Governance.”

Compliance and Ethics Committee

The Compliance and Ethics Committee is currently comprised of Bruce D. Perkins (Chair), Molly J. Coye, MD, Jeffrey A. Rideout, MD, and Ivanetta Davis Samuels. Mr. Perkins has been deemed to have significant familiarity and experience with Medicare compliance due to his over 45 years of executive and senior management-level employment experience in the healthcare industry. The dual purposes of the Compliance and Ethics Committee are to (i) assist the Board in fulfilling its oversight responsibilities relating to (a) the compliance by the Company with all legal requirements to which it is subject, including specifically all federal and state health care laws and regulations to which it is subject, all fraud and abuse laws and all applicable Medicare program requirements, (b) the design, implementation and execution of the Company’s Compliance and Ethics Program, (c) the activities of the Chief Compliance Officer and the operation of the Company’s Compliance Department, and (d) matters relating to the Company’s Corporate Compliance Plan and Code of Ethical Business Conduct; and (ii) assist the Board and Company management in establishing an appropriate “tone at the top” and promoting a strong “culture of compliance” throughout the Company, while also recognizing that other Board committees assist the Board in fulfilling its oversight responsibilities relating to various areas of legal and regulatory compliance. A copy of the Compliance and Ethics Committee’s charter appears on the “Investors” subpage of our website (www.amedisys.com), under the link “Governance.”

Stockholder Recommendation of Nominees

Pursuant to our Corporate Governance Guidelines, stockholders may recommend a nominee for consideration by the Nominating and Corporate Governance Committee of our Board by sending the following information to our Corporate Secretary, at 3854 American Way, Suite A, Baton Rouge, Louisiana 70816, who will forward the information to the Chairman of the Nominating and Corporate Governance Committee:

•	Name, mailing address and telephone number of the stockholder;

•	The proposed nominee’s name, mailing address and telephone number;

•	A statement whether the proposed nominee knows that his or her name is being suggested by the stockholder, and whether he or she has consented to being suggested and is willing to serve;

•	The proposed nominee’s résumé or other description of his or her background and experience;

•	The proposed nominee’s relationship to the stockholder; and

•	The stockholder’s reasons for proposing that the individual be considered.

The Nominating and Corporate Governance Committee will solicit and receive recommendations for candidates to fill any Board vacancies and will review the qualifications of potential director candidates. The Nominating and Corporate Governance Committee will present any recommended candidates to the full Board for consideration. Stockholders may also nominate directors for election to our Board of Directors.

Code of Conduct

Our Board of Directors has adopted a Code of Conduct that is applicable to all our directors, executive officers and employees. The Code of Conduct is available on the “Investors” subpage of our website (www.amedisys.com) under the link “Governance.” The purpose of the Code of Conduct is to, among other things, deter wrongdoing and promote: honest and ethical conduct; full, fair, accurate, timely and understandable disclosure in our filings with the SEC and in public communications; compliance with applicable laws, rules and regulations; the prompt internal reporting of violations; and accountability.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of our common stock to file reports of ownership and changes of ownership with the SEC. Copies of all filed reports are required to be furnished to us. Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us during and with respect to 2023, as well as written representations by our directors and executive officers, we believe that each such person filed, on a timely basis, the reports required by Section 16(a) of the Exchange Act with respect to 2023 except for one Form 4 for Paul B. Kusserow to report the withholding of shares to satisfy tax withholding obligations upon the vesting of restricted stock units.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis (“CD&A”) outlines our executive compensation philosophy, objectives and processes. It explains the decision making process used by the Compensation Committee of our Board of Directors (the “Compensation Committee”), the reasoning behind our executive compensation program, and, more specifically, the actions the Compensation Committee took related to the compensation of our “Named Executive Officers,” as defined under the SEC’s executive compensation disclosure rules.

Effective April 10, 2023, our Board of Directors appointed Richard Ashworth to serve as our President and Chief Executive Officer and elected Mr. Ashworth as a director. Paul B. Kusserow ceased serving as Chief Executive Officer effective on April 10, 2023 but continues to serve as our Chairman of the Board.

Accordingly, our Named Executive Officers for 2023 are as follows:

•	Richard Ashworth—Chief Executive Officer (effective April 10, 2023);

•	Paul B. Kusserow—former Chief Executive Officer (until April 10, 2023) and Chairman of the Board;

•	Scott G. Ginn—Chief Operating Officer, Executive Vice President and Chief Financial Officer;

•	Michael P. North—Chief Information Officer;

•	Nick Muscato—Chief Strategy Officer; and

•	Denise Bohnert—Chief Compliance Officer.

Executive Summary

Key 2023 Events and Compensation Highlights

•

Pending Merger with UnitedHealth Group: On June 26, 2023, Amedisys, UnitedHealth Group Incorporated, a Delaware corporation (“UnitedHealth Group”), and Aurora Holdings Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of UnitedHealth Group (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Merger Sub will merge with and into Amedisys with Amedisys continuing as the surviving corporation and becoming a wholly owned subsidiary of UnitedHealth Group (the “Merger”). The Merger is subject to a number of conditions to closing as specified in the Merger Agreement.

•	Retention Compensation in Connection with Pending Merger:

•

Retention Equity Awards Granted to Messrs. Ashworth and Ginn: On June 26, 2023, the Compensation Committee approved one-time equity award grants of time-based restricted stock units (“RSUs”) that vest ratably over three years to Mr. Ashworth, with a $2.5 million grant date value, and to Mr. Ginn, with a $1.5 million grant date value, in exchange for Messrs. Ashworth and Ginn agreeing not to resign their employment with UnitedHealth Group for Good Reason (as defined in the CEO Severance Plan (for Mr. Ashworth), the Executive Severance Plan (for Mr. Ginn) and the 2018 Omnibus Incentive Compensation Plan) due to a material diminution of their authority, responsibilities or duties during the six-month period following the effective time of the Merger (the “Effective Time”).

•

Cash Retention Awards Granted to Mr. Muscato and Ms. Bohnert: In connection with entering into the Merger Agreement, the Compensation Committee approved cash retention awards to Mr. Muscato ($250,000, which was increased to $400,000 in August 2023 as discussed below) and Ms. Bohnert ($150,000). One-fourth of the retention awards was paid at the time of grant, another 1/4 of the awards will be paid upon the closing of the

Merger, and the remaining 1/2 of the awards will be paid six months after the closing of the Merger, subject to continued employment on each such date. If the closing of the Merger occurs after September 26, 2024, then the amount of the retention awards will increase by 20%. If Mr. Muscato or Ms. Bohnert is terminated without cause prior to the final payment date, all remaining amounts will be payable to such executive at his or her termination date.

•

Increase in Salary and Retention Compensation for Mr. Muscato: On August 2, 2023, the Compensation Committee (1) increased Mr. Muscato’s base salary from $400,000 to $425,000 and (2) increased Mr. Muscato’s merger-related retention award from $250,000 to $400,000.

•

Target (100%) Payout for Short-Term Incentive (Cash Bonus) Program for 2023 and Performance-Based RSUs Earned Above Target Based on 2023 Net Income (Loss) Attributable to Amedisys, Inc. Before Net Interest Expense, Provision for Income Taxes and Depreciation and Amortization, Excluding Certain Items (“Adjusted EBITDA”) (Subject to Adjustment Up or Down Based on 3-Year Total Shareholder Return (“TSR”)):

•

Short-Term Incentive (Cash Bonus) Payout of 100% of Target for 2023: The Named Executive Officers earned 100% of their respective target bonus amounts for 2023 based on 2023 Adjusted EBITDA performance above the target level of performance, resulting in the collective 2023 short-term incentive plan paying out at the target (100%) level pursuant to the terms of the Merger Agreement. Additional information on this topic appears under the heading “Details of our 2023 Executive Compensation Program—2023 Annual Performance-Based Incentive Compensation (Cash Bonuses).”

•

127.23% of Performance-Based RSUs Earned Based on 2023 Adjusted EBITDA Performance: Adjusted EBITDA for 2023 fell between the target and stretch (maximum) level of performance, resulting in 127.23% of the target number of performance-based RSUs being earned based on the 2023 financial performance measure. The number of performance-based RSUs that were earned based on achievement of the 2023 adjusted EBITDA measure at 127.23% will be adjusted upward or downward (from 75% to 125% of the number of performance-based RSUs that were earned based on achievement of 2023 adjusted EBITDA) based on the Company’s three-year relative TSR. Such performance-based RSUs will cliff vest after the end of the three-year performance period ending December 31, 2025 (subject to a maximum of 200% of the target number of performance-based RSUs). Pursuant to the terms of the Merger Agreement, each Amedisys performance-based RSU award held by Amedisys employees will be converted into an equivalent RSU award of UnitedHealth Group based on the exchange ratio asset forth in the Merger Agreement, assuming achievement at the target level of performance with respect to any Amedisys performance-based RSU for which the level of performance-vesting has not yet been determined as of the Effective Time. Additional information on this topic appears under the heading “Details of our 2023 Executive Compensation Program—2023 Long-Term Incentives (Equity-Based Compensation).”

•

Appointment of Mr. Ashworth as Chief Executive Officer: In connection with Mr. Ashworth’s appointment as our President and Chief Executive Officer, effective on April 10, 2023, the Compensation Committee approved the following compensation terms for Mr. Ashworth:

•	an annual base salary of $1,000,000;

•	participation in the Company’s annual incentive (cash bonus) plan, with a target bonus of 100% of base salary;

•

an annual equity award grant valued at $5 million, comprised of a mix of time-based stock options (25%) that vest ratably over three years, time-based restricted stock units (25%) that vest ratably over three years, and performance-based restricted stock units (50%) that vest based on achievement of an identified performance measure for 2023, subject to modification based on the Company’s relative TSR over a three-year performance period;

•	a one-time equity award grant valued at $2.5 million, comprised of time-based restricted stock units that vest 100% one year from the date of grant;

•

a one-time equity award grant valued at $5 million, comprised of performance-based restricted stock units that vest 100% on the fifth anniversary of the date of grant if the specified performance condition, tied to performance over the first three years after the date of grant, is met (with a payout of 50% to 300% of the number of restricted stock units granted, depending on the level of performance achieved once a threshold level of performance is met); and

•	a one-time cash payment of $250,000 for relocation and other related expenses.

Other than the one-time equity awards granted to Mr. Ashworth in connection with his start date and the Company’s payment of Mr. Ashworth’s relocation expenses, the structure of Mr. Ashworth’s compensation will align with our executive officer compensation practices and policies discussed elsewhere in this CD&A.

•

Mr. Kusserow’s 2023 Compensation: Mr. Kusserow received his annual base salary of $900,000 through May 17, 2023 as he transitioned the Chief Executive Officer role to Mr. Ashworth. Effective May 18, 2023, Mr. Kusserow no longer received his base salary and once again received compensation for his service as Chairman of the Board, which consists of the annual retainer for service on the Board of $100,000 and an additional annual retainer payable to the Chairman of the Board in the amount of $100,000. In addition, Mr. Kusserow received a one-time payment of $50,000 for transition services related to Contessa. On January 2, 2023, Mr. Kusserow received an equity award comprised of 41,313 time-based RSUs, which vested on April 10, 2023, when he ceased serving as Chief Executive Officer. Mr. Kusserow did not receive the 2023 non-employee director annual equity award valued at $150,000 that was granted to the Company’s non-employee directors on May 3, 2023, but he will be eligible to receive the non-employee director annual equity award beginning in 2024 (so long as Mr. Kusserow continues to serve as a non-employee director at such time).

•

Clawback Policy: In November 2023, we adopted a clawback policy (the “Clawback Policy”), in compliance with the requirements of the Dodd-Frank Act, final SEC rules and applicable Nasdaq listing standards, which covers our current and former officers subject to Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including all of our Named Executive Officers. Under the Clawback Policy, if there is a restatement of our financial results, the Company will recover erroneously awarded incentive compensation from such officers during a three-year look back period.

•	In addition, in the first quarter of 2024, in accordance with the terms of the Merger Agreement, the Compensation Committee:

•

approved the 2024 short-term incentive compensation (cash bonus) plan based on three performance measures: a financial measure of adjusted EBITDA, weighted at 55%, a growth (revenue) measure, weighted at 20%, and a quality measure, weighted at 25%; and

•	granted time-based RSUs to the Named Executive Officers on February 16, 2024, which vest ratably over four years from the date of grant.

See “2024 Executive Compensation Decisions” below in this CD&A for additional information on the compensation decisions made in early 2024.

Business Overview

In 2023, we had the great honor of caring for over 469,000 patients, making more than 10.6 million visits. Other major accomplishments in 2023 included:

•

Maintained the highest Quality of Patient Care star score in the Home Health industry in the Home Health Compare (“HHC”) April 2024 preview of 4.35 stars, with 96% of our care centers at 4+ Stars and 36 care centers rated at 5 stars;

•	Our Patient Satisfaction star average for the April 2024 HHC preview was 3.72, outperforming the industry average;

•	Outperformed the industry on all Hospice Item Set (“HIS”) measures again in 2023; and

•	Home Health same store total admissions grew 6%.

2023 Company Performance Highlights

In addition to execution on our strategic priorities and high scores for patient quality outlined above, in 2023:

•	Net service revenue increased to $2,236.4 in 2023 compared to $2,223.2 million in 2022;

•

We achieved above the target level of performance for the adjusted EBITDA performance measure, between the threshold and target level of performance for the growth (revenue) performance measure, below the threshold level for half of the quality performance measure and between the target and stretch (maximum) level for the other half of the quality performance measure, and below the threshold level for the people performance measure (all performance goals are defined more fully on pages 19-20); and

•	We generated $137 million in cash flow from operations.

2023 Say on Pay Vote Results

As part of the Compensation Committee’s efforts to ensure that the interests of our Named Executive Officers are aligned with those of our stockholders, the Compensation Committee considers the results of the Company’s prior stockholder advisory votes on executive compensation. Our most recent Say on Pay vote was held in 2023 and yielded an approval by 87.8% of the votes cast. Based on this high level of support, we did not make any additional changes to the overall structure of our compensation program in 2023 as a result of any specific feedback from stockholders.

Our Compensation and Governance Practices & Policies

We believe the following practices and policies promote sound compensation governance and are in the best interests of our stockholders and executives:

What We Do		What We Do Not Do

✓	Heavy emphasis on performance-based variable compensation	X	No significant perquisites

✓	Majority of long-term incentive awards are performance-based (other than 2024 grants per the Merger Agreement)	X	No “single-trigger” termination payments upon a change in control

✓	Align performance measures with business objectives	X	No hedging of Company stock

✓	Limit the amounts of variable compensation that may be earned (2x cap on annual short-term incentive (cash bonus) and cap of 2x target shares for performance-based RSUs other than Mr. Ashworth’s one-time performance-based RSU award, which has a 3x cap)	X	No guaranteed salary increases

✓	Robust stock ownership guidelines for executive officers and directors (6x base salary for our Chief Executive Officer; 3x base salary for our other executive officers; and 6x annual base retainer for our non-employee directors)	X	No discretionary bonuses

✓	“Double-trigger” termination payments upon a change in control	X	No pledging of Company stock (other than for Mr. Kusserow pursuant to a one-time waiver of this policy granted by the Board in 2018 solely with respect to Mr. Kusserow)

✓	Compensation Committee comprised solely of independent directors	X	No employment agreements

✓	Independent compensation consultant	X	No tax gross-ups on termination payments following a change in control

✓	Regular risk assessments	X	No repricing or backdating stock options without stockholder approval

✓	Clawback policy applicable to our Section 16 officers	X	No evergreen provision in equity incentive plan

Overview of our Executive Compensation Program

Our executive compensation program consists of:

•	Base salary set with reference to competitive market levels;

•	Annual performance-based incentives (cash bonuses) that are in line with competitive practices;

•	Long-term incentives that are materially performance-based (other than the 2024 grants per terms of the Merger Agreement);

•	Severance, as applicable; and

•	Retirement, health and welfare benefits consistent with those provided to all employees.

During the first fiscal quarter of each year, the Compensation Committee (i) establishes the performance measures under our current year cash bonus and long-term (equity-based) incentive compensation plans, as applicable, and (ii) determines whether the performance conditions for recently-completed performance periods have been satisfied. The Compensation Committee reviews executive officer compensation throughout the year to determine whether there are going to be any base salary adjustments for, or grants of, long-term incentive equity awards to our executive officers.

Compensation Philosophy and Objectives

Our compensation philosophy, which extends to all employees including our Named Executive Officers, is designed to align employee and stockholder interests. Our objective is to pay fairly based upon the employee’s position, experience and performance. Employees may be rewarded through additional compensation, for example, in the form of a cash bonus or equity, when we meet or exceed targeted business objectives. Certain employees are also eligible to receive incentive compensation based on both individual and/or Company performance.

Our approach to annual compensation for our executive officers aligns with competitive norms while reflecting our pay for performance philosophy and motivating our executives to continued achievement of business objectives and stockholder value creation. Our executive officer compensation approach includes:

•	the review of executive salaries annually but only making adjustments periodically, based on performance or change in role and other factors, and not automatically on an annual basis;

•

balancing the performance measures for our short-term incentives (cash bonus) across corporate financial and corporate strategic measures that are critical to long-term success in the healthcare industry: quality of care to our patients and the retention and engagement of our people;

•

a scaled payout of short-term incentives (cash bonus) at 50%-200% of target depending on actual level of performance achieved compared to threshold, target, and maximum levels of performance objectives;

•	at least 50% of long-term incentives are in the form of performance-based equity (other than the 2024 grants pursuant to the Merger Agreement);

•	a scaled payout of performance-based restricted stock units at 50%-200% of target depending on actual level of performance achieved for our annual equity awards; and

•	tying 100% of executive incentive payouts to achievement of corporate-level performance objectives within metrics we believe contribute to stockholder value creation.

The objectives of our compensation philosophy are described below:

•

Stockholder-aligned. Our Named Executive Officers have most of their incentive compensation aligned with our Company’s overall financial performance through cash bonus programs and equity grants, the value of which is directly tied to change in share value.

•	Performance-based. Our Named Executive Officers’ annual incentive compensation is linked to the Company’s overall performance.

•	Market-driven. We structure our compensation programs to be competitive in the total compensation that they offer.

•	Focused on the individual. We design our incentive compensation programs to attract, motivate and retain our Named Executive Officers.

Compensation Administration

Role of the Compensation Committee. The Compensation Committee is responsible for the review and approval of all aspects of our executive compensation program and makes all decisions regarding the compensation of our executive officers. These responsibilities include:

•	Review and approval of corporate long-term and short-term incentive goals and objectives relevant to executive compensation;

•	Evaluation of the performance of our Chief Executive Officer and review of our Chief Executive Officer’s evaluation of the performance of our other executive officers;

•	Evaluation of the competitiveness of the total compensation package for our executive officers;

•	Evaluation and approval of executive officer employment, severance and change-in-control agreements, including any amendments thereto, and any title change for any executive officer; and

•

Approval of any changes to the total compensation package for our executive officers, including but not limited to changes to benefits, base salary, annual cash incentive and long-term equity incentive award opportunities and retention programs.

Additional information regarding the Compensation Committee’s responsibilities is set forth in its charter, a copy of which appears on the “Investors” subpage of our website (www.amedisys.com) under the link “Governance.” Information from this website is not incorporated by reference into this Amendment No. 1.

Role of Independent Compensation Consultants. The Compensation Committee has the authority to retain experts to assist the Compensation Committee in fulfilling its duties. In 2023, the Compensation Committee retained Pay Governance as its compensation consultant (the “Consultant”). In 2023, the Consultant provided the following consulting services to the Compensation Committee:

•	Provided advice and analysis with respect to the compensation paid to Mr. Ashworth upon his appointment as Chief Executive Officer.

•	Provided compensation benchmarking information for our Chief Executive Officer position and our executive officer positions that report directly to our Chief Executive Officer.

•	Provided analysis and advice regarding the compensation peer group used for providing market pay program, levels, and design information.

•	Provided analysis and support in relation to the Compensation Committee’s review and discussion of our compensation philosophy and strategy for delivering short and long-term incentives.

•	Reviewed and provided observations on our executive compensation practices in relation to those of our peers and industry comparators.

•	Provided advice and analysis regarding the calculations and presentation of the Company’s pay versus performance disclosure in the Company’s 2023 proxy statement.

•	Provided advice and analysis regarding the calculation of the Company’s CEO to median employee pay ratio.

•	Provided compensation benchmarking information for our non-executive directors.

•

Provided analysis and advice regarding the Company’s share usage (“run rate”) and dilution (“overhang”) in connection with the Compensation Committee’s ongoing review of the Company’s equity compensation program.

•	Provided updates regarding compensation-related issues, trends and regulatory changes.

Because the Consultant did not and does not provide any non-compensation related services to our Company and based on a review of the Consultant’s engagement in relation to the SEC’s guidance on factors to assess in relation to consultant independence, we believe that the Consultant is and was independent of management and provides and provided the Compensation Committee with objective advice. The Compensation Committee retained the Consultant directly, although in carrying out assignments, the Consultant also interacted in certain capacities with our management-level employees. All such assignments are approved by the Chair of the Compensation Committee.

Role of the Chief Executive Officer and Chairman of the Board. In the course of deliberating certain 2023 compensation decisions for our Named Executive Officers, the Compensation Committee took into account the recommendations of Mr. Ashworth and Mr. Kusserow, as applicable, each of whom served as Chief Executive Officer during a portion of 2023, regarding the compensation of our other executive officers, based upon their respective assessment of each executive officer’s individual role, retention considerations and market factors. The Compensation Committee reviewed these recommendations before making its decision. While the Compensation Committee requested our Chief Executive Officer to be present at certain Committee meetings when executive compensation was discussed, neither Mr. Ashworth nor Mr. Kusserow played any role in the Compensation Committee’s deliberation of matters impacting his own compensation, and only Compensation Committee members are permitted to vote on matters related to executive officer compensation.

Review of Peer Group, Industry and Survey Data

The peer group used for benchmarking executive officer compensation and non-employee director compensation and compensation design for the first half of 2023 consisted of the following companies:

• Acadia Healthcare Company, Inc.	• LHC Group, Inc.

• agilon health, inc.	• ModivCare Inc.

• AMN Healthcare Services, Inc.	• National HealthCare Corporation

• Brookdale Senior Living Inc.	• Oak Street Health, Inc.

• Cano Health, Inc.	• Option Care Health, Inc.

• Chemed Corporation	• Pediatrix Medical Group, Inc.

• DaVita Inc.	• Select Medical Holdings Corporation

• Encompass Health Corporation	• The Ensign Group, Inc.

• Enhabit, Inc.

In early August 2023, the Compensation Committee reviewed the composition of the peer group with the Consultant and approved the following peer group for benchmarking executive officer compensation and non-employee director compensation and compensation design for the remainder of 2023:

• Acadia Healthcare Company, Inc.	• LHC Group, Inc.

• agilon health, inc.	• ModivCare Inc.

• AMN Healthcare Services, Inc.	• National HealthCare Corporation

• Brookdale Senior Living Inc.	• Oak Street Health, Inc.

• Cano Health, Inc.	• Option Care Health, Inc.

• Chemed Corporation	• Pediatrix Medical Group, Inc.

• Encompass Health Corporation	• Select Medical Holdings Corporation

• Enhabit, Inc.	• The Ensign Group, Inc.

The new peer group removes DaVita Inc. due to its size, based on revenue and market capitalization, relative to Amedisys and our other peer group companies. The Consultant has used the following guidelines in recommending a peer group to the Compensation Committee: (a) primarily included healthcare services and healthcare facilities, (b) similarly-sized based on revenue and market capitalization, and (c) comparable business operations, primarily focusing on home health, hospice and personal care, but also dialysis, ambulatory services, rehabilitation facilities, diagnostic laboratories and healthcare staffing companies.

Evaluating the Overall Competitiveness and Reasonableness of our 2023 Incentive Compensation Program. Based on its review of the information described above, the Compensation Committee determined that the components of our 2023 Named Executive Officer compensation program were reasonable.

While the Compensation Committee generally considers available peer group, industry and survey data to be helpful in understanding how our compensation levels compare to other companies, peer group, industry and survey data are only one factor that the Compensation Committee may consider in making its decisions regarding executive compensation. For example, the Compensation Committee also considers the alignment of our then-current compensation practices with our compensation philosophy, program structure, retention and succession goals and other factors (such as the integration of large acquisitions) before making compensation decisions.

Level of Compensation. In determining how each executive officer’s total compensation package is allocated among these components, the Compensation Committee emphasizes the components that reward the accomplishment of business objectives and create stockholder value. Concurrently, the Compensation Committee believes it is appropriate to provide our executive officers with a reasonable level of guaranteed compensation through base salary and benefits, together with significant opportunity for additional compensation through annual and long-term incentives that align executive rewards with company performance and stockholder returns. Generally, if targeted performance levels are not achieved, our executive officers’ total actual compensation is likely to be at or below the median of comparable positions at similarly-sized public companies in our industry. Alternatively, if the targeted performance levels are exceeded, our executive officers’ total actual compensation is likely to be above the median of comparable positions at similarly-sized public companies in our industry.

Mix of Pay. Our Named Executive Officers have a significant percentage of their total compensation in the form of long-term incentives. The Compensation Committee believes this is appropriate because of the direct influence that these officers have on our long-term financial performance. Generally, the majority of the total targeted annual compensation for our Named Executive Officers, is “at risk,” i.e., variable based on Company performance, to assure alignment with stockholder interests.

Details of our 2023 Executive Compensation Program

Base Salaries

We target our executive officers’ base salaries to be competitive when compared to the salary levels of persons holding similar positions at similarly-sized public companies in the healthcare services and facilities sectors. The Compensation Committee also considers each executive officer’s respective responsibilities, experience, expertise and individual performance when setting base salaries.

Base salaries for our Named Executive Officers in 2022 and 2023 were as follows:

Named Executive Officer	2022 Salary		2023 Salary		% Change
Richard Ashworth	$—		$1,000,000		—%
Paul B. Kusserow	$900,000	(1)	$900,000	(1)	—%
Scott G. Ginn	$675,000		$675,000		—%
Michael P. North	$400,000		$425,000		6%
Nick Muscato	$400,000		$425,000	(2)	6%
Denise Bohnert	$375,000		$400,000		7%

(1)

Represents Mr. Kusserow’s annualized base salary for the portions of 2022 and 2023 in which Mr. Kusserow served as Chief Executive Officer. Mr. Kusserow did not receive a salary during his term as solely Chairman of our Board of Directors, and instead received a cash retainer for such service. See “Director Compensation” for additional information.

(2)	Effective August 2, 2023.

2023 Annual Performance-Based Incentive Compensation (Cash Bonuses)

As part of our executive compensation program, the Compensation Committee establishes annual incentive compensation performance measures for our executive officers, which performance measures are premised on our Company’s achievement of pre-determined financial or operational goals. Mr. Kusserow did not participate in the 2023 short-term incentive (cash bonus) program.

2023 target incentive opportunities were set based on our Company’s historical practices and the Compensation Committee’s desire to provide a meaningful award for achieving outstanding performance. For 2023, the annual short-term incentive (cash bonus) compensation thresholds, targets and stretch/maximums were as follows (the Committee uses linearly interpolation to determine payouts in between performance levels listed below):

Performance Measure	Metric Weighting	Threshold	Target	Stretch/ Maximum	Actual Performance	% of Target Achievement	Weighted Payout (% of Target Achievement Metric Weighting)
Adjusted EBITDA**	40%	$216.2 Million	$240.2 Million	$264.2 Million	$247.0 Million	127%	50.89%
Revenue Growth(1)(2)	20%	$2,215.4 Million	$2,260.6 Million	$2,305.8 Million	$2,217.3 Million	52%	10.43%
Quality of Patient Care(1)(3)
Metrics:
60-Day ACH	10%	14.1%	13.9%	13.7%	14.5%	0%	0.00%
HVLDL	10%	80.0%	82.0%	84.0%	82.2%	100%	10.00%

Total Quality	20%					50%	10.00%
People (Nursing Voluntary Turnover) (1)	20%	27.0%	24.0%	21.2%	30.3%	0%	0.00%
Potential Payout (% of Target)		50%-99.9%	100%	Up to 200%

Overall	100%						71.32	%(4)
Adjusted Plan Payout per Merger Agreement							100.00	%(4)

**	Adjusted EBITDA is defined as net income (loss) attributable to Amedisys, Inc. before net interest expense, provision for income taxes, depreciation and amortization, excluding certain items.
(1)

Each of the revenue growth, quality of patient care and people performance measures were subject to a performance “gate” requirement that adjusted EBITDA be met at the target performance level or higher for any of the revenue growth, quality of patient care and people performance measures to pay out above the target level.

(2)	The revenue growth measure excludes revenue generated by our high acuity care segment.

(3)

For 2023, the quality of patient care performance measure was based on achievement of threshold, target and stretch/maximum performance goals based on (i) a home health 60-day acute care hospitalization (“ACH”) rate metric and (ii) a hospice visits in the last days of life (“HVLDL”) metric, as follows:

Quality of Patient Care Performance Measure Improvement Metrics	Threshold	Target	Stretch/Maximum
60-day ACH	14.1%	13.9%	13.7%
HVLDL	80.0%	82.0%	84.0%

If the Company’s ACH rate, calculated as the percentage of all eligible home health episodes of care that ended in hospitalization out of all completed home health episodes of care within each given 12-month period, was equal to or less than 14.1%, the ACH portion of the quality of patient care measure would be met, with payout based on a sliding scale (applying linear interpolation for performance between payout levels) as follows; provided that adjusted EBITDA be met at the target performance level or higher for a payout above the target level:

•	50% of the measure would be earned if the ACH rate were 14.1% or lower but more than 13.9%;

•	100% of the measure would be earned if the ACH rate were 13.9% or lower but more than 13.7%;

•	up to 200% of the measure would be earned if the ACH rate were 13.7% or lower.

If the Company’s HVLDL measure, calculated as the percentage of hospice patients who received in-person visits from a registered nurse or a medical social worker on at least two of the final three days of life and excluding lengths of stays of two days or less, was greater than or equal to 80.0%, the HVLDL portion of the quality of patient care measure would be met, with payout based on a sliding scale (applying linear interpolation for performance between payout levels) as follows; provided that Adjusted EBITDA be met at the target performance level or higher for a payout above the target level:

•	50% of the measure would be earned if the HVLDL performance were 80.0% or greater but less than 82.0%;

•	100% of the measure would be earned if the HVLDL performance were 82.0% or greater but less than 84.0%;

•	up to 200% of the measure would be earned if the HVLDL performance were 84.0% or higher.

The 60-day ACH rate and the HVLDL measure had a distribution weighting of 10% each, for a total 20% distribution weighting for the collective quality of patient care performance measure.

(4)

Pursuant to the terms of the Merger Agreement, if the Company’s adjusted EBITDA performance for 2023 exceeded the target level of performance, the 2023 short-term incentive plan would payout at 100% of target, regardless of the level of performance achieved for the revenue growth, quality of patient care and people performance measures. Because adjusted EBITDA performance of $247.0 million exceeded the target level of $240.2 million, the Named Executive Officers each earned 100% of their target bonus opportunity for 2023.

In establishing the performance levels, the Compensation Committee considered the target level of performance reasonable and achievable, but not without management’s significant effort, and established a stretch/maximum performance goal so that the Named Executive Officers had greater incentive and greater reward if even higher levels of performance were achieved on each of the adjusted EBITDA, revenue growth, quality of patient care and people performance measures. The Compensation Committee also set a threshold level of performance for each performance measure, such that no bonus would be earned for performance below that level. The Compensation Committee felt it was appropriate to set adjusted EBITDA as 40% of the bonus opportunity and revenue growth at 20% of the bonus opportunity because it believes that adjusted EBITDA and revenue growth encourage our executive officers to focus on improving earnings and profitable growth. It also believes that these measures are aligned with our overall objective of creating long-term value for our stockholders. The Compensation Committee also believed it was in the best interest of the Company’s stockholders to balance the financial performance measures with reward for the quality of patient care and people performance measures.

The Compensation Committee retains the discretion to reduce (but not increase) any Named Executive Officer’s incentive earned based on individual performance. The Compensation Committee did not exercise this discretion in 2023.

The Compensation Committee certified the Company’s level of achievement of the performance goals on February 20, 2024. The amount of cash bonuses earned by and paid to the Named Executive Officers for 2023 are as follows:

Named Executive Officer	Base Salary	Target Bonus (% of Base Salary)	Bonus Earned ($) (100% of Target)
Richard Ashworth	$1,000,000	100%	$1,000,000
Scott G. Ginn	$675,000	100%	$675,000
Michael P. North	$425,000	75%	$318,750
Nick Muscato	$425,000	75%	$318,750
Denise Bohnert	$400,000	75%	$300,000

2023 Long-Term Incentives (Equity-Based Compensation)

Long-term incentives, in the form of equity-based compensation, are used to balance the short-term focus of our annual cash incentive compensation program with performance incentives that generally vest over several years. The Compensation Committee believes that providing long-term incentive opportunities supports our compensation philosophy by aligning the interests of our Named Executive Officers, and other long-term incentive compensation plan participants, with those of our stockholders. Currently, all equity-based compensation is granted in accordance with the terms of our 2018 Omnibus Incentive Compensation Plan.

We believe that grants of equity-based compensation:

•	Motivate participants to focus on the creation of stockholder value in both the short- and long-term;

•	Reinforce the link between the creation of stockholder value and compensation;

•	Enable us to provide competitive levels of total compensation; and

•	Aid in the retention of our Named Executive Officers and other long-term incentive plan participants.

It has been our Company’s historical practice to tie a portion of the vesting requirements associated with equity grants to identified performance targets set at the grant date. As described in more detail below, in 2023, we introduced a three-year relative TSR modifier to the annual performance-based RSUs granted to our executive officers, such that the Company’s TSR ranking at the end of the three-year performance period will adjust upward or downward the payout resulting from achievement of the Company’s adjusted EBITDA performance measure, and the performance-based RSUs will cliff vest after the end of the three-year performance period (subject to a maximum of 200% of the target number of performance-based RSUs). In connection with the move to a three-year performance period for the performance-based RSUs, we adjusted the vesting period for the annual time-based RSU and stock option grants to ratable vesting also over three years to align with the three-year TSR performance period and cliff vesting of the performance-based RSU awards.

Pay for Performance—Annual Equity Awards to our Named Executive Officers (Other Than Our Former Chief Executive Officer). In 2023, the Named Executive Officers other than Mr. Kusserow (who received an equity award in January 2023 in connection with his re-appointment as Chief Executive Officer in November 2022) were awarded equity grants comprised of the following:

Equity Mix	% of Grant Value
Performance-Based RSUs	50%
Time-Based RSUs	25%
Time-Based Stock Options	25%

The performance-based RSUs were subject to achievement of the stated adjusted EBITDA performance goal for 2023, and will be modified upward or downward based on the Company’s three-year relative TSR compared to a peer group of companies. The Compensation Committee believes this strategy will incentivize the Named Executive Officers to increase stockholder value over the performance period of the RSUs and life of the stock options by:

•

Increasing Stockholder Return—the Named Executive Officers’ options were granted with fair market value exercise prices. Therefore, they will not realize any value from their stock options unless the market value of our common stock appreciates. In addition, the three-year relative TSR modifier on the performance-based RSUs further aligns the Named Executive Officers’ interests with the interests of our stockholders.

•

Achieving Specified Financial and Operational Goals—50% of the equity awards granted to the Named Executive Officers in 2023 (based on the value of such awards) relate to performance-based compensation in the form of performance-based restricted stock units.

The 2023 annual equity awards were as follows:

Named Executive Officer	Date of Grant	Value of Award ($)	Performance-Based RSUs (# at Target Performance) (50% of Award)	Time-Based RSUs (#) (25% of Award)	Time-Based Stock Options (#) (25% of Award)(1)
Richard Ashworth	4/12/2023	$5,000,000	31,321	15,661	33,711
Scott G. Ginn	2/23/2023	$1,500,000	8,173	4,087	8,627
Michael P. North	2/23/2023	$750,000	4,087	2,044	4,314
Nick Muscato	2/23/2023	$500,000	2,725	1,363	2,876
Denise Bohnert	2/23/2023	$500,000	2,725	1,363	2,876

(1)	The exercise price of Mr. Ashworth’s stock options is $79.82. The exercise price of the other Named Executive Officers’ stock options is $91.77.

The time-based RSUs and stock options vest one-third each year over three years beginning on February 20, 2024, assuming that the Named Executive Officer remains employed by the Company on the applicable vesting date. As discussed above, the performance-based RSUs vest based on achievement of the identified performance target for fiscal year 2023 as modified by the Company’s relative TSR, with cliff vesting at the end of the three-year performance period.

Performance Measure Established for 2023 Annual Grants. The performance-based RSUs granted in 2023 vest based on our 2023 performance on adjusted EBITDA against a pre-established goal, and will be modified upward or downward (from 75% to 125% of the number of performance-based RSUs that were earned based on achievement of 2023 adjusted EBITDA) based on the Company’s relative TSR compared to a comparator group of healthcare companies over the three year period ending December 31, 2025 (subject to a maximum payout of 200% of the target number of RSUs), as follows:

TSR Percentile Rank	Modifying Factor
75th Percentile and Above	125%
50th Percentile	100%
25th Percentile and Below	75%

For the 2023 annual grants to our Named Executive Officers (other than Mr. Kusserow), the Compensation Committee set the performance target at adjusted EBITDA of $216.2 million (threshold), $240.2 million (target) and $264.2 million (stretch/maximum), with incremental payouts between threshold and target and between target and stretch/maximum calculated on a dollar for dollar basis (i.e. every $1 change in adjusted EBITDA will yield an additional payout, once threshold has been met). If threshold was not achieved, the grant would not vest. The Company communicated the adjusted EBITDA performance target and related TSR modifier to the executive officers in February 2023; however, after the closing of the divestiture of the Company’s personal care line of business on March 31, 2023, the Compensation Committee exercised its discretion and approved revised adjusted EBITDA performance targets to account for the divestiture.

Actual adjusted EBITDA performance of $247.0 million was between the target and stretch/maximum level of performance. Accordingly, the Named Executive Officers (other than Mr. Kusserow) earned 127.23% of their respective target number of performance-based RSUs, which will be adjusted upward or downward based on the Company’s relative TSR for the three-year period ending December 31, 2025.

In setting the financial performance target for the long-term incentive equity awards to our Named Executive Officers at adjusted EBITDA of $240.2 million (target), the Compensation Committee considered that adjusted EBITDA is also one of the performance measures for the annual incentive compensation (cash bonus) opportunity, but the Compensation Committee believed that it was an appropriate measure for both components of compensation because (i) it is one of several separate measures for the annual incentive compensation (cash bonus) opportunity, (ii) the long-term incentive equity awards are also adjusted upward or downward based on three-year TSR performance, and (iii) the Compensation Committee believes that adjusted EBITDA growth encourages our executive officers to focus on improving earnings and profitable growth and that this measure is aligned with our overall objective of creating long-term value for our stockholders.

Equity Award to Mr. Kusserow for Returning to CEO Role. In January 2023, our Compensation Committee granted a one-time special equity award to Mr. Kusserow, comprised of 41,313 time-based RSUs, which vested on April 10, 2023, the date Mr. Kusserow ceased to serve as Chief Executive Officer, in connection with Mr. Kusserow’s reappointment as Chief Executive Officer in November 2022. Mr. Kusserow did not receive the annual equity award granted to our non-employee directors in May 2023.

Named Executive Officer	Date of Grant	Value of Award ($)	Time-Based RSUs (#)
Paul B. Kusserow	1/2/2023	$3,500,000	41,313

The time-based RSUs vested on April 10, 2023, when Mr. Kusserow ceased serving as Chief Executive Officer.

One-Time Equity Awards to Mr. Ashworth in Connection with Appointment as CEO. In connection with Mr. Ashworth’s appointment as President and Chief Executive Officer, on April 12, 2023, our Compensation Committee granted to Mr. Ashworth the following equity awards, in addition to the 2023 annual equity awards granted to all of our Named Executive Officers, which are described under the heading “Pay for Performance—Annual Equity Awards to our Named Executive Officers (Other Than Our Former Chief Executive Officer)” above.

Named Executive Officer	Date of Grant	Value of Award ($)	Performance-Based RSUs (# at Target Performance)	Time-Based RSUs (#)	Vesting Date
Richard Ashworth	4/12/2023	$2,500,000	0	31,321	4/12/2024
Richard Ashworth	4/12/2023	$5,000,000	62,641	0	4/12/2028

The performance-based RSUs vest 100% on the fifth anniversary of the date of grant if the specified performance condition, tied to performance after the first three years after the date of grant, is met (with a payout of 50% to 300% of the number of RSUs granted, depending on the level of performance achieved once a threshold level of performance is met). The time-based RSUs vest one year from the date of grant.

One-Time Awards to Certain of our Named Executive Officers as Consideration for Waiver of “Good Reason” Resignation. In June 2023, in connection with the pending Merger, our Compensation Committee approved equity awards for Messrs. Ashworth and Ginn as consideration for their waiver of their right to resign for “Good Reason” (as defined in the CEO Severance Plan, Executive Severance Plan and 2018 Omnibus Incentive Compensation Plan) as a result of a material diminution of their authority, responsibilities or duties during the six-month period following the Effective Time of the Merger. The special, one-time awards were in the form of time-based RSUs that vest ratably over three years from the date of grant, assuming that the Named Executive Officer remains employed on the applicable vesting date. The value and amount of the special, one-time equity awards are as follows:

Named Executive Officer	Date of Grant	Value ($)	Time-Based RSUs (#)
Richard Ashworth	6/26/2023	$2,500,000	27,410
Scott G. Ginn	6/26/2023	$1,500,000	16,446

Effect of Pending Merger on Outstanding Equity Awards. Upon the Effective Time of the Merger, each outstanding time-based RSU and stock option award held by Amedisys employees, including our Named Executive Officers, will convert into an equivalent RSU award or option, as applicable, of UnitedHealth Group relating to the number of shares of UnitedHealth Group common stock based on an exchange ratio as set forth in the Merger Agreement (with a corresponding adjustment to the exercise price of stock options based on the exchange ratio). In addition, each Amedisys performance-based RSU award held by Amedisys employees will be converted into an equivalent RSU award of UnitedHealth Group based on the exchange ratio as set forth in the Merger Agreement, assuming achievement at the target level of performance with respect to any Amedisys performance-based RSU for which the level of performance-vesting has not yet been determined.

Other Practices, Policies and Guidelines

Benefits

Our executive officers also participate in the retirement, health and welfare benefit programs generally available to our other employees, including paid vacation and paid Company holidays. In a few limited circumstances, the Company provides other benefits to our executive officers, as detailed in the tables following this CD&A, but we limit special benefits and perquisites for use only as necessary to attract and retain executive talent.

Certain of our executive officers have participated in our Employee Stock Purchase Plan (“ESPP”). Under the terms of the ESPP, eligible employees may elect to contribute on an after-tax basis between 1% and 15% of their annual pay through regular payroll deductions to purchase our common stock; provided, however, that an employee may not contribute more than $25,000 to the plan on an annual basis pursuant to Internal Revenue Service restrictions. Shares are purchased at a 15% discount of the market value of our common stock at the close of business on the last day of each fiscal quarter. None of the Named Executive Officers have purchased shares under the ESPP since the second quarter 2023 offering period as commencement of an offering period after the date of the Merger Agreement is prohibited under the Merger Agreement.

Amended and Restated Severance Plan for Executive Officers

The stated purpose of the Executive Severance Plan is to provide a fair framework in the event of a termination of employment in certain circumstances of the Company’s executive officers. To be eligible for benefits under the Executive Severance Plan, an executive (each, a “Covered Executive”) must (1) be employed by the Company (through the Company’s common payroll agent, Amedisys Holding, L.L.C.) in the position of an executive officer as appointed by the Board of Directors or have been designated in writing by the Board of Directors or the Compensation Committee, as appropriate, as being covered by the Executive Severance Plan; and (2) have executed and delivered to the Company (and not have revoked or attempted to revoke) the Company’s Executive Protective Covenants Agreement (“EPCA” or other similarly named agreement). Our Chief Executive Officer is entitled to receive severance benefits for certain qualifying terminations pursuant to the separate Amedisys Holding, L.L.C. Amended and Restated Severance Plan for Chief Executive Officer. See “CEO Severance Plan” below.

If any Covered Executive is terminated by the Company without “Cause” or resigns with “Good Reason” in each case prior to a “Change in Control,” each as defined in the Executive Severance Plan, such Covered Executive shall be entitled to an amount equal to one (1) times the sum of (A) the Covered Executive’s base salary, as in effect on the date of employment termination (or in the event a reduction in base salary is a basis for a termination with Good Reason, then the base salary in effect immediately prior to such reduction) and (B) the greater of (x) an amount equal to the cash bonus earned by the Covered Executive for the previous fiscal year or (y) an amount equal to the Covered Executive’s short-term incentive bonus target percentage for the fiscal year in which the termination occurs, multiplied by the Covered Executive’s base salary as in effect on the date of employment termination (or, in the event a reduction in base salary is a basis for termination for Good Reason, then the base salary in effect immediately prior to such reduction), which amount shall be payable in substantially equal monthly installments in accordance with the Company’s normal payroll practices for a period of 12 months. Further, any unvested equity awards issued in the name of the Covered Executive as of the date of employment termination will vest in accordance with the terms contained in the applicable award agreement for such awards.

If any Covered Executive is terminated by the Company without “Cause” or resigns with “Good Reason” in each case within two years following a “Change in Control,” such Covered Executive shall be entitled to an amount equal to two (2) times the sum of (A) the Covered Executive’s base salary, as in effect on the date of employment termination (or in the event a reduction in base salary is a basis for a termination with Good Reason, then the base salary in effect immediately prior to such reduction) and (B) the greater of (x) an amount equal to the cash bonus earned by the Covered Executive for the previous fiscal year or (y) an amount equal to the Covered Executive’s short-term incentive bonus target percentage for the fiscal year in which the termination occurs, multiplied by the Covered Executive’s base salary, as in effect on the date of employment termination (or, in the event a reduction in base salary is a basis for termination for Good Reason, then the base salary in effect immediately prior to such reduction), which amount shall be payable in a lump sum. Further, any unvested equity awards issued in the name of the Covered Executive as of the date of employment termination will vest in accordance with the provisions of the 2018 Omnibus Incentive Compensation Plan or any successor thereto.

Temporary Enhancement of Termination Payments Under Executive Severance Plan During 2023

As a result of the executive officer transitions during 2022 and in order to encourage retention of the leadership team, on November 21, 2022, the Compensation Committee approved an amendment to the Executive Severance Plan to provide change in control level cash severance benefits upon a termination of a covered executive without Cause or a resignation by a covered executive with Good Reason (each as defined in the Executive Severance Plan) that occurred through the end of calendar year 2023, consisting of a cash payment of two times the sum of (A) the covered executive’s base salary, as in effect on the date of employment termination, and (B) the greater of (x) an amount equal to the cash bonus earned by the covered executive for the previous fiscal year or (y) an amount equal to the covered executive’s short-term incentive bonus target percentage for the fiscal year of the employment termination times the covered executive’s base salary, as in effect on the date of the employment termination. This temporary expansion of severance benefits expired on December 31, 2023.

CEO Severance Plan

Under the terms of the CEO Severance Plan, if the Chief Executive Officer is terminated by the Company without “Cause” or resigns with “Good Reason” in each case prior to a “Change in Control,” each as defined in the CEO Severance Plan, such Chief Executive Officer will be entitled to an amount equal to two (2) times the sum of (A) the Chief Executive Officer’s base salary, as in effect on the date of employment termination (or in the event a reduction in base salary is a basis for a termination with Good Reason, then the base salary in effect immediately prior to such reduction), and (B) the greater of (x) an amount equal to the cash bonus earned by the Chief Executive Officer for the previous fiscal year or (y) an amount equal to the Chief Executive Officer’s short-term incentive bonus target percentage for the fiscal year in which the termination occurs, multiplied by the Chief Executive Officer’s base salary as in effect on the date of employment termination (or, in the event a reduction in base salary is a basis for termination for Good Reason, then the base salary in effect immediately prior to such reduction), payable in substantially equal monthly installments for a period of 12 months. Further, any unvested equity awards issued in the name of the Chief Executive Officer as of the date of employment termination will vest in accordance with the terms contained in the applicable award agreement for such awards.

If the Chief Executive Officer is terminated by the Company without “Cause” or resigns with “Good Reason” in each case within two years following a “Change in Control,” such Chief Executive Officer will be entitled to an amount equal to three (3) times the sum of (A) the Chief Executive Officer’s base salary, as in effect on the date of employment termination (or in the event a reduction in base salary is a basis for a termination with Good Reason, then the base salary in effect immediately prior to such reduction), and (B) the greater of (x) an amount equal to the cash bonus earned by the Chief Executive Officer for the previous fiscal year or (y) an amount equal to the Chief Executive Officer’s short-term incentive bonus target percentage for the fiscal year in which the termination occurs, multiplied by the Chief Executive Officer’s base salary as in effect on the date of employment termination (or, in the event a reduction in base salary is a basis for termination for Good Reason, then the base salary in effect immediately prior to such reduction), payable in a lump sum. Further, any unvested equity awards issued in the name of the Chief Executive Officer as of the date of employment termination will vest in accordance with the provisions of the 2018 Omnibus Incentive Compensation Plan, as amended from time to time, or any successor thereto.

Mr. Ashworth participates in the CEO Severance Plan. Mr. Kusserow did not participate in the CEO Severance Plan upon his return to the Chief Executive Officer role from November 2022 until April 2023.

Stock Ownership

Included in the Corporate Governance Guidelines adopted by our Board of Directors are stock ownership requirements applicable to our Chief Executive Officer and our other executive officers. In an effort to more closely align our Chief Executive Officer’s interests with those of our stockholders, the Chief Executive Officer must own Company shares with a fair market value equal to at least six times his base salary.

In addition, each other executive officer of the Company must own Company shares with a fair market value equal to at least three times his or her base salary. Each executive officer is required to retain at least half of the net after-tax shares received upon vesting or exercise of his or her equity awards until the holding requirement is met.

Once the Chief Executive Officer or other executive officer accumulates shares with a value equal to the required multiple of base salary, he or she must retain the minimum number of shares originally accumulated to meet the threshold requirement on a going-forward basis. If the Company’s stock price subsequently declines after the stock ownership requirements are met, he or she will not be required to acquire additional shares.

Tax and Accounting Implications of Compensation

The Compensation Committee has considered the accounting and tax impact of various elements of compensation provided to our executive officers to balance the potential cost to us with the benefit and value of the compensation to the executive officers, but those considerations have generally not been a material factor in determining amounts of compensation for our executive officers.

Compensation Risk Assessment

Our management believes that our incentive compensation arrangements provide incentives that do not encourage risk-taking beyond our organization’s ability to effectively identify and manage significant risks; are compatible with effective internal controls and the risk management practices of our Company; and are supported by the oversight and administration of the Compensation Committee with regard to executive compensation programs.

We based the above conclusions on the following: for the annual long-term (equity-based) compensation programs in place in 2023 for our (i) executive officers and (ii) corporate and field (non-executive) management, awards were subject to time-based vesting conditions, and the performance targets for the performance-based awards were linked to overall corporate performance (adjusted EBITDA target, as modified upward or downward based on the Company’s three-year relative TSR compared to a peer group of companies). For the annual short-term (cash bonus) compensation programs in place for our (i) executive officers and (ii) corporate and field senior (non-executive) management in place in 2023, performance targets were linked to overall corporate performance (adjusted EBITDA and revenue growth targets), quality of patient care and people/human capital goals (all performance goals are defined more fully on pages 19 to 20 of this Amendment No. 1). For the annual short-term (cash bonus) compensation programs in place for our eligible field operations leaders, performance targets were linked to multiple performance measures similar to our corporate plans, with reasonable caps and appropriate controls to establish targets and validate actual performance against the targets before payouts were made.

Further, our Chief People Officer or other members of the human resources team and/or company internal counsel, as appropriate, report to the full Board on at least a quarterly basis on matters relating to employee compensation. In addition, our independent compensation consultant regularly reviews our executive compensation program for the purpose of identifying potential sources of risk and reports its findings to the Compensation Committee.

Agreements with our Executive Officers

We currently do not have any employment agreements in place with any of our executive officers.

2024 Executive Compensation Decisions

In the first quarter of 2024, in accordance with the terms of the Merger Agreement, we implemented the following pay practices:

•	approved the 2024 short-term incentive (cash bonus) plan, with the following performance measures and weightings: adjusted EBITDA (55%); Growth (20%); and Quality (25%);

•

required an adjusted EBITDA “gate” of target level of performance for the remaining 2024 short-term incentive compensation (cash bonus) plan performance measures (growth/revenue and quality of patient care performance goals) to pay out above the target level;

•	awarded 2024 annual equity awards comprised solely of time-based RSUs on February 16, 2024, which will vest ratably over four years from the date of grant; and

•	increased the base salaries of our Named Executive Officers by 3%.

2023 SUMMARY COMPENSATION TABLE

The following table sets forth information concerning total compensation for our Named Executive Officers for 2023, 2022 and 2021.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)		Total ($)
Paul B. Kusserow Former Chief Executive Officer and Chairman (PEO)	2023	$373,846	$50,000	(3)	$3,451,288	$—	$—	$120,242	(4)	$3,995,376
	2022	$370,385	$—		$3,500,248	$—	$—	$205,359		$4,075,992
	2021	$900,000	$—		$7,245,979	$—	$158,895	$43,383		$8,348,257
Richard Ashworth President and Chief Executive Officer (PEO)	2023	$692,308	$—		$13,519,582	$1,253,621	$1,000,000	$260,668	(5)	$16,726,179
Scott G. Ginn Chief Operating Officer, Executive Vice President and Chief Financial Officer (PFO)	2023	$675,000	$—		$2,714,041	$376,370	$675,000	$13,947	(6)	$4,454,358
	2022	$582,692	$—		$3,125,170	$375,133	$66,420	$10,826		$4,160,241
	2021	$565,385	$—		$3,125,577	$375,050	$203,032	$10,897		$4,279,941
Michael P. North Chief Information Officer	2023	$420,192	$—		$608,825	$188,207	$318,750	$16,006	(7)	$1,551,980
	2022	$400,000	$—		$562,543	$187,597	$29,520	$12,858		$1,192,518
Nick Muscato Chief Strategy Officer	2023	$407,692	$100,000		$405,949	$125,471	$318,750	$10,642	(8)	$1,368,504
	2022	$318,269	$50,000		$1,375,257	$125,065	$24,600	$8,070		$1,901,261
Denise Bohnert Chief Compliance Officer	2023	$395,192	$37,500		$405,949	$125,471	$300,000	$10,993	(9)	$1,275,105
	2022	$365,385	$—		$375,172	$125,065	$27,675	$6,661		$899,958

(1)

The values for stock in this column reflect the aggregate grant date fair value of stock awards granted during the fiscal years ended December 31, 2023, 2022 and 2021 pursuant to our 2018 Omnibus Incentive Compensation Plan. Generally, the grant date fair value is the amount that we would expense in our financial statements over the vesting period of the award based on the probable outcome of the award conditions. Assumptions used in the calculation of this amount are included in Note 11 to our audited financial statements for the year ended December 31, 2023, which were included in our Annual Report on Form 10-K filed with the SEC on February 22, 2024. Additional information regarding these awards appears under the heading “2023 Long-Term Incentives (Equity-Based Compensation)” in the CD&A.

(2)

The amounts in this column reflect the amount earned under the annual performance-based non-equity incentive compensation plan for the applicable year. Mr. Kusserow did not participate in the 2023 or 2022 short-term incentive (cash bonus) programs. See “2023 Annual Performance-Based Incentive Compensation (Cash Bonuses)” in the CD&A for additional information.

(3)	This amount represents a one-time payment for transition services related to Contessa.
(4)

This amount consists of $108,333 in director cash retainer fees from May 18, 2023 through December 31, 2023, $7,128 for employer-paid contributions for Mr. Kusserow pursuant to our 401(k) Benefit Plan, $240 for the cash payment of fractional shares related to stock vesting that occurred in 2023 and $4,541 in costs attributable to life insurance premiums paid by us on Mr. Kusserow’s behalf where we are not the beneficiary. See “Director Compensation” for additional information about the cash retainer fees for Mr. Kusserow’s service as our Chairman.

(5)

This amount consists of $8,712 for employer-paid contributions to Mr. Ashworth pursuant to our 401(k) Benefit Plan, $250,000 for relocation and other related expenses and $1,956 in costs attributable to life insurance premiums paid by us on Mr. Ashworth’s behalf where we are not the beneficiary.

(6)

This amount consists of $8,712 for employer-paid contributions to Mr. Ginn pursuant to our 401(k) Benefit Plan, $578 for the cash payment of fractional shares related to stock vesting that occurred in 2023, $85 for a health wellness credit and $4,572 in costs attributable to life insurance premiums paid by us on Mr. Ginn’s behalf where we are not the beneficiary.

(7)

This amount consists of $7,525 for employer-paid contributions for Mr. North pursuant to our 401(k) Benefit Plan, $674 for the cash payment of fractional shares related to stock vesting that occurred in 2023 and $7,807 in costs attributable to life insurance premiums paid by us on Mr. North’s behalf where we are not the beneficiary.

(8)

This amount consists of $8,641 for employer-paid contributions for Mr. Muscato pursuant to our 401(k) Benefit Plan, $644 for the cash payment of fractional shares related to stock vesting that occurred in 2023 and $1,357 in costs attributable to life insurance premiums paid by us on Mr. Muscato’s behalf where we are not the beneficiary.

(9)

This amount consists of $8,103 for employer-paid contributions for Ms. Bohnert pursuant to our 401(k) Benefit Plan, $459 for the cash payment of fractional shares related to stock vesting that occurred in 2023, $27 related to a prize won by Ms. Bohnert and $2,404 in costs attributable to life insurance premiums paid by us on Ms. Bohnert’s behalf where we are not the beneficiary.

2023 GRANTS OF PLAN BASED AWARDS

								All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value ($)(11)

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Paul B. Kusserow
Time-Vesting Restricted Stock Units(1)	1/2/2023	$—	$—	$—	—	—	—	41,313	—	$—	$3,451,288
2023 Short Term (Cash Bonus) Incentive Plan		$—	$—	$—	—	—	—	—	—	$—	$—
Richard Ashworth
Performance-Based Restricted Stock Units(2)	4/12/2023	$—	$—	$—	31,321	62,641	187,923	—	—	$—	$4,607,246
Performance-Based Restricted Stock Units(3)	4/12/2023	$—	$—	$—	23,491	31,321	62,642	—	—	$—	$2,667,923
Time-Based Nonqualified Stock Options(5)	4/12/2023	$—	$—	$—	—	—	—	—	33,711	$79.82	$1,253,621
Time Vesting Restricted Stock Units(7)	4/12/2023	$—	$—	$—	—	—	—	15,661	—	$—	$1,250,061
Time-Vesting Restricted Stock Units(8)	4/12/2023	$—	$—	$—	—	—	—	31,321	—	$—	$2,500,042
Time-Vesting Restricted Stock Units(10)	6/26/2023	$—	$—	$—	—	—	—	27,410	—	$—	$2,494,310
2023 Short Term (Cash Bonus) Incentive Plan		$500,000	$1,000,000	$2,000,000	—	—	—	—	—	$—	$—
Scott G. Ginn
Performance-Based Restricted Stock Units(4)	2/23/2023	$—	$—	$—	6,130	8,173	16,346	—	—	$—	$842,391

								All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value ($)(11)

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Time-Based Nonqualified Stock Options(6)	2/23/2023	$—	$—	$—	—	—	—	—	8,627	$91.77	$376,370
Time-Vesting Restricted Stock Units(9)	2/23/2023	$—	$—	$—	—	—	—	4,087	—	$—	$375,064
Time-Vesting Restricted Stock Units(10)	6/26/2023	$—	$—	$—	—	—	—	16,446	—	$—	$1,496,586
2023 Short Term (Cash Bonus) Incentive Plan		$337,500	$675,000	$1,350,000	—	—	—	—	—	$—	$—
Michael P. North
Performance-Based Restricted Stock Units(4)	2/23/2023	$—	$—	$—	3,066	4,087	8,174	—	—	$—	$421,247
Time-Based Nonqualified Stock Options(6)	2/23/2023	$—	$—	$—	—	—	—	—	4,314	$91.77	$188,207
Time-Vesting Restricted Stock Units(9)	2/23/2023	$—	$—	$—	—	—	—	2,044	—	$—	$187,578
2023 Short Term (Cash Bonus) Incentive Plan		$159,375	$318,750	$637,500	—	—	—	—	—	$—	$—
Nick Muscato
Performance-Based Restricted Stock Units(4)	2/23/2023	$—	$—	$—	2,044	2,725	5,450	—	—	$—	$280,866
Time-Based Nonqualified Stock Options(6)	2/23/2023	$—	$—	$—	—	—	—	—	2,876	$91.77	$125,471
Time-Vesting Restricted Stock Units(9)	2/23/2023	$—	$—	$—	—	—	—	1,363	—	$—	$125,083
2023 Short Term (Cash Bonus) Incentive Plan		$159,375	$318,750	$637,500	—	—	—	—	—	$—	$—
Denise Bohnert
Performance-Based Restricted Stock Units(4)	2/23/2023	$—	$—	$—	2,044	2,725	5,450	—	—	$—	$280,866
Time-Based Nonqualified Stock Options(6)	2/23/2023	$—	$—	$—	—	—	—	—	2,876	$91.77	$125,471
Time-Vesting Restricted Stock Units(9)	2/23/2023	$—	$—	$—	—	—	—	1,363	—	$—	$125,083
2023 Short Term (Cash Bonus) Incentive Plan		$150,000	$300,000	$600,000	—	—	—	—	—	$—	$—

(1)

The amounts shown in this row reflect the number of time-vesting only restricted stock units granted to Mr. Kusserow on January 2, 2023. This award vested on April 10, 2023, the date on which Mr. Kusserow ceased serving as Chief Executive Officer.

(2)

The amounts shown in this row reflect the threshold (50% of target), target (100%) and maximum (300% of target) number of performance-based restricted stock units granted to Mr. Ashworth on April 12, 2023, subject to the Company’s 90-day volume-weighted average price (“VWAP”) market cap at the end of a three-year performance period to be determined as of April 12, 2026, with an actual payout of 50% to 300% of the target number of performance-based non-vested stock units, depending on the level of performance achieved once a threshold level of performance is met.

(3)

The amounts shown in this row reflect the threshold (75% of target), target (100%) and maximum (200% of target) number of performance-based restricted stock units granted to Mr. Ashworth, on April 12, 2023, subject to achievement of the 2023 performance metric, which performance metric was established by the Compensation Committee on April 12, 2023 and certified as achieved at 127.23% on February 20, 2024. The number of non-vested stock units that were earned will be adjusted upward or downward (from 75% to 125%) based on the Company’s three-year relative total shareholder return (“TSR”) for the performance period ending December 31, 2025 and will cliff vest on February 20, 2026.

(4)

The amounts shown in this row reflect the threshold (75% of target), target (100%) and maximum (200% of target) number of performance-based restricted stock units granted to Mr. Ginn, Mr. North, Mr. Muscato and Ms. Bohnert on February 23, 2023, subject to achievement of the 2023 performance metric, which performance metric was established by the Compensation Committee on February 23, 2023 and certified as achieved at 127.23% on February 20, 2024. The number of non-vested stock units that were earned will be adjusted upward or downward (from 75% to 125%) based on the Company’s three-year relative TSR for the performance period ending December 31, 2025 and will cliff vest on February 20, 2026.

(5)

The amounts shown in this row reflect the number of time-based non-qualified stock options granted to Mr. Ashworth on April 12, 2023. The options vest ratably in one-third increments on February 20, 2024, February 20, 2025 and February 20, 2026, provided that the awardee is continuously employed by the Company through each such date. The vesting of 11,237 of the options was accelerated from February 20, 2024 to December 21, 2023 in order to mitigate impacts that could arise under Sections 280G and 4999 of the Internal Revenue Code of 1986, as amended (the “Code”).

(6)

The amounts shown in this row reflect the number of time-based non-qualified stock options granted to Mr. Ginn, Mr. North, Mr. Muscato, and Ms. Bohnert on February 23, 2023. The options vest ratably in one-third increments on February 20, 2024, February 20, 2025 and February 20, 2026, provided that the awardee is continuously employed by the Company through each such date.

(7)

The amounts shown in this row reflect the number of time-vesting only restricted stock units granted to Mr. Ashworth on April 12, 2023. The shares vest ratably in one-third increments on February 20, 2024, February 20, 2025 and February 20, 2026, provided that the awardee is continuously employed by the Company through each such date. The vesting of 5,220 of the restricted stock units was accelerated from February 20, 2024 to December 21, 2023 in order to mitigate impacts that could arise under Sections 280G and 4999 of the Code.

(8)

The amounts shown in this row reflect the number of time-vesting only restricted stock units granted to Mr. Ashworth on April 12, 2023. The restricted stock units vested fully on December 21, 2023 in order to mitigate impacts that could arise under Sections 280G and 4999 of the Code.

(9)

The amounts shown in this row reflect the number of time-vesting only restricted stock units granted to Mr. Ginn, Mr. North, Mr. Muscato and Ms. Bohnert on February 23, 2023. The shares vest ratably in one-third increments on February 20, 2024, February 20, 2025 and February 20, 2026, provided that the awardee is continuously employed by the Company through each such date.

(10)

The amounts shown in this row reflect the number of time-vesting only restricted stock units granted to Mr. Ashworth and Mr. Ginn on June 26, 2023. The shares vest ratably in one-third increments on June 26, 2024, June 26, 2025 and June 26, 2026, provided that the awardee is continuously employed by the Company through each such date. The vesting of 9,137 of Mr. Ashworth’s restricted stock units was accelerated from June 26, 2024 to December 21, 2023 in order to mitigate impacts that could arise under Sections 280G and 4999 of the Code.

(11)

The amounts shown in this column reflect the “grant date fair value” of the time-based restricted stock units, time-based non-qualified stock options and performance-based restricted stock units granted to each of our Named Executive Officers during the fiscal year 2023. Generally, the grant date fair value is the amount that we would expense in our financial statements over the vesting period of the award based on the probable outcome of the award conditions. Assumptions used in the calculation of this amount are included in Note 11 to our audited financial statements for the year ended December 31, 2023, as included in our Annual Report on Form 10-K filed with the SEC on February 22, 2024. There can be no assurance that the grant date fair value of the nonvested stock awards or the restricted stock units will ever be realized. As described further in the CD&A under the heading “2023 Long-Term Incentives (Equity-Based Compensation)” based on actual 2023 performance, each of the named executive officers other than Mr. Kusserow earned 127.23% of their respective target number of performance-based RSUs for their annual equity awards, which will be adjusted upward or downward based on the Company’s relative TSR for the three-year period ending December 31, 2025. The actual amount Mr. Ashworth may earn for his performance-based RSUs tied to the Company’s 90-day VWAP market cap will be determined at the end of a three-year performance period, as discussed further in footnote (2) above.

OUTSTANDING EQUITY AWARDS AT 2023 FISCAL YEAR-END

	Option Awards				Stock Awards
					Number of Shares or Units of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Market Value of Shares or Units of Stock That Have Not Vested ($)(2) (3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)

Name	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date(1)
	Exercisable	Unexercisable
Paul B. Kusserow	80,602	—	$114.78	1/2/2029	—	$—	—	$—
Richard Ashworth	—	22,474	$79.82	4/12/2033	28,714	$2,729,553	93,963	$8,932,123
Scott G. Ginn	424	—	$58.69	7/19/2027	54,588	$5,189,135	16,346	$1,553,851
	6,995	—	$49.25	10/18/2027
	4,294	—	$127.11	2/20/2029
	2,248	749	$198.81	2/12/2030
	1,600	1,600	$295.20	2/17/2031
	1,529	4,590	$143.25	2/17/2032
	—	8,627	$91.77	2/23/2033
Michael P. North	1,894	—	$46.35	1/20/2027	7,792	$740,708	8,174	$777,020
	2,898	—	$127.11	2/20/2029
	1,518	505	$198.81	2/12/2030
	800	800	$295.20	2/17/2031
	765	2,295	$143.25	2/17/2032
	—	4,314	$91.77	2/23/2033
Nick Muscato	272	—	$95.76	7/25/2028	13,892	$1,320,574	5,450	$518,077
	320	—	$132.41	7/25/2029
	422	141	$214.74	7/25/2030
	354	354	$264.00	7/25/2031
	510	1,530	$143.25	2/17/2032
	—	2,876	$91.77	2/23/2033
Denise Bohnert	263	—	$46.35	1//20/2027	6,245	$593,650	5,450	$518,077
	682	—	$95.76	7/25/2028
	1,907	—	$117.41	6/10/2029
	900	299	$198.81	2/12/2030
	533	534	$295.20	2/17/2031
	510	1,530	$143.25	2/17/2032
	—	2,876	$91.77	2/23/2033

(1)	The contractual term of each grant of stock option awards is a ten-year period.

(2)	Market value is based on the closing price on December 29, 2023 of $95.06.
(3)

The amounts in this column assume the “Maximum/Stretch” number of shares of common stock issuable upon vesting of the performance-based restricted stock units (PRSUs) that were granted in 2023 to the Named Executive Officers with performance conditions linked to the Company’s 2023 Adjusted EBITDA. The actual amount earned will be determined at the end of the three year performance period based on a TSR modifier. For Mr. Ashworth’s 5-year PRSUs tied to a VWAP measure after three years, the amount reported in this column assumes performance at the threshold level of performance. Please refer to the description of the PRSUs under the heading “2023 Long-Term Incentives (Equity-Based Compensation)” in the CD&A, above, for additional information regarding the performance conditions.

VESTING SCHEDULE – OUTSTANDING EQUITY AWARDS

	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options That Have Not Vested (#)	Vesting Schedule of Unexercised Options	Option Exercise Price ($)	Number of Shares or Units of Stock That Have Not Vested (#)	Vesting Schedule of Number of Shares or Units of Stock That Have Not Vested
Paul B. Kusserow	—	—	—	—	—
Richard Ashworth	22,474	50% on each of 2/20/2025 and 2026	$79.82	10,441	50% on each of 2/20/2025 and 2026
				18,273	50% on each of 6/26/2025 and 2026
				62,642	100% on 4/12/2028
				31,321	100% on 2/20/2026
Scott G. Ginn	749	100% on 2/20/2024	$198.81	314	100% on 2/20/2024
	1,600	50% on each of 2/20/2024 and 2025	$295.20	636	50% on each of 2/20/2024 and 2025
	4,590	33% on each of 2/20/2024, 2025 and 2026	$143.25	6,776	50% on each of 2/20/2024 and 2025
	8,627	33% on each of 2/20/2024, 2025 and 2026	$91.77	1,964	33% on each of 2/20/2024, 2025 and 2026
				23,109	50% on each of 11/21/2025 and 2026
				4,087	33% on each of 2/20/2024, 2025 and 2026
				16,446	33% on each of 6/26/2024, 2025 and 2026
				1,256	100% on 2/20/2024
				8,173	100% on 2/20/2026
Michael P. North	505	100% on 2/20/2024	$198.81	212	100% on 2/20/2024
	800	50% on each of 2/20/2024 and 2025	$295.20	318	50% on each of 2/20/2024 and 2025
	2,295	33% on each of 2/20/2024, 2025 and 2026	$143.25	3,388	50% on each of 2/20/2024 and 2025
	4,314	33% on each of 2/20/2024, 2025 and 2026	$91.77	982	33% on each of 2/20/2024, 2025 and 2026
				2,044	33% on each of 2/20/2024, 2025 and 2026
				848	100% on 2/20/2024
				4,087	100% on 2/20/2026

	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options That Have Not Vested (#)	Vesting Schedule of Unexercised Options	Option Exercise Price ($)	Number of Shares or Units of Stock That Have Not Vested (#)	Vesting Schedule of Number of Shares or Units of Stock That Have Not Vested
Nick Muscato	141	100% on 7/25/2024	$214.74	59	100% on 7/25/2024
	354	50% on each of 7/25/2024 and 2025	$264.00	143	50% on each of 7/25/2024 and 2025
	1,530	33% on each of 2/20/2024, 2025 and 2026	$143.25	655	33% on each of 2/20/2024, 2025 and 2026
	2,876	33% on each of 2/20/2024, 2025 and 2026	$91.77	11,555	50% on each of 11/21/2025 and 2026
				1,363	33% on each of 2/20/2024, 2025 and 2026
				117	100% on 7/25/2024
				2,725	100% on 2/20/2026
Denise Bohnert	299	100% on 2/20/2024	$198.81	125	100% on 2/20/2024
	534	50% on each of 2/20/2024 and 2025	$295.20	212	50% on each of 2/20/2024 and 2025
	1,530	33% on each of 2/20/2024, 2025 and 2026	$143.25	3,388	50% on each of 2/20/2024 and 2025
	2,876	33% on each of 2/20/2024, 2025 and 2026	$91.77	655	33% on each of 2/20/2024, 2025 and 2026
				1,363	33% on each of 2/20/2024, 2025 and 2026
				502	100% on 2/20/2024
				2,725	100% on 2/20/2026

2023 OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (2)
Paul B. Kusserow	—	$—	64,420	$5,250,596
Richard Ashworth	11,237	$172,151	45,678	$4,364,076
Scott G. Ginn	—	$—	4,993	$485,120
Michael P. North	—	$—	3,200	$310,912
Nick Muscato	—	$—	604	$56,315
Denise Bohnert	—	$—	2,013	$189,896

(1)

Amount reflects the difference between the exercise price of the stock option and the price of our common stock at the time of exercise, multiplied by the number of shares underlying the option exercised.

(2)	Amount reflects the closing price of our common stock on the day of vesting multiplied by the number of shares acquired on vesting.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The following table shows the potential payments to our Named Executive Officers upon: (i) a Change in Control (as such term is defined in the Executive Severance Plan) of the Company without termination of employment, (ii) a termination without Cause or a resignation with Good Reason (as such terms are defined in the Executive Severance Plan) prior to a Change in Control, (iii) a termination without Cause or a resignation with Good Reason following a Change in Control, (iv) retirement, (v) Disability (as such term is defined in the 2018 Omnibus Incentive Compensation Plan) or (vi) death. In preparing the table, we assumed the Change in Control event, employment termination event or resignation occurred on December 31, 2023 and that the ability to receive post-termination or Change in Control payments was governed by the Executive Severance Plan. The closing price per share of our common stock on December 29, 2023 (the last business day of the year) was $95.06.

Named Executive Officer	Benefits	Change in Control without Termination of Employment on 12/31/2023 ($)	Termination without Cause or Resignation with Good Reason as of 12/31/2023 (no Change in Control) ($)(1)	Termination without Cause or Resignation with Good Reason on 12/31/2023 following a Change in Control ($)	Permitted Retirement on 12/31/2023 ($)	Disability on 12/31/2023 ($)	Death on 12/31/2023 ($)
Paul B. Kusserow
	Base Severance Payment	$—	$—	$—	$—	$—	$—
	Accelerated Vesting of Nonvested Stock, Options to purchase shares of Company common stock or Restricted Stock Units	$—	$—	$—	$—	$—	$—
	Other	$—	$—	$—	$—	$—	$—

	Total	$—	$—	$—	$—	$—
Richard Ashworth
	Base Severance Payment	$—	$4,000,000	$6,000,000	$—	$—	$—
	Accelerated Vesting of Nonvested Stock, Options to purchase shares of Company common stock or Restricted Stock Units	$—	$—	$12,004,084	$—	$3,072,056	$3,072,056
	Other	$—	$—	$—	$—	$—	$—

	Total	$—	$4,000,000	$18,004,084	$—	$3,072,056	$3,072,056

Named Executive Officer	Benefits	Change in Control without Termination of Employment on 12/31/2023 ($)	Termination without Cause or Resignation with Good Reason as of 12/31/2023 (no Change in Control) ($)(1)	Termination without Cause or Resignation with Good Reason on 12/31/2023 following a Change in Control ($)	Permitted Retirement on 12/31/2023 ($)	Disability on 12/31/2023 ($)	Death on 12/31/2023 ($)
Scott G. Ginn
	Base Severance Payment	$—	$2,700,000	$2,700,000	$—	$—	$—
	Accelerated Vesting of Nonvested Stock, Options to purchase shares of Company common stock or Restricted Stock Units	$—	$—	$5,994,443	$—	$5,217,518	$5,217,518
	Other	$—	$—	$—	$—	$—	$—

	Total	$—	$2,700,000	$8,694,443	$—	$5,217,518	$5,217,518
Michael P. North
	Base Severance Payment	$—	$1,487,000	$1,487,000	$—	$—	$—
	Accelerated Vesting of Nonvested Stock, Options to purchase shares of Company common stock or Restricted Stock Units	$—	$—	$1,143,411	$—	$754,901	$754,901
	Other	$—	$—	$—	$—	$—	$—

	Total	$—	$1,487,000	$2,630,411	$—	$754,901	$754,901
Nick Muscato
	Base Severance Payment	$—	$1,487,000	$1,487,000	$—	$—	$—
	Accelerated Vesting of Nonvested Stock, Options to purchase shares of Company common stock or Restricted Stock Units	$—	$—	$1,589,074	$—	$1,330,036	$1,330,036
	Other	$—	$—	$—	$—	$—	$—

	Total	$—	$1,487,000	$3,076,074	$—	$1,330,036	$1,330,036
Denise Bohnert
	Base Severance Payment	$—	$1,400,000	$1,400,000	$—	$—	$—
	Accelerated Vesting of Nonvested Stock, Options to purchase shares of Company common stock or Restricted Stock Units	$—	$—	$862,150	$—	$603,112	$603,112
	Other	$—	$—	$—	$—	$—	$—

	Total	$—	$1,400,000	$2,262,150	$—	$603,112	$603,112

(1)

Reflects Change in Control level cash severance benefits upon a termination of a covered executive without Cause or a resignation by a covered executive with Good Reason that occurs through the end of calendar year 2023 pursuant to an amendment to the Executive Severance Plan approved by the Compensation Committee on November 21, 2022. See “Temporary Enhancement of Termination Payments Under Executive Severance Plan During 2023” on page 25 for additional information.

CEO Pay Ratio

In accordance with Item 402(u) of Regulation S-K, we determined the ratio of the annual total 2023 compensation of Mr. Ashworth and Mr. Kusserow, our CEOs, relative to the annual total 2023 compensation of our median employee. During 2023, Paul B. Kusserow served as our CEO from January 1 to April 10, and Richard Ashworth served as our CEO from April 10 to December 31, 2023.

We identified a median employee as of December 31, 2021 (the “2021 Median Employee”) using the methodology described in our Definitive Proxy Statement on Schedule 14A filed with the SEC on April 27, 2022. SEC rules allow us to identify our median employee once every three years unless there has been a change in our employee population or employee compensation arrangements that we reasonably believe would result in a significant change in our pay ratio disclosure. In accordance with Item 402(u) of Regulation S-K, we concluded that there had been no change in our employee population or employee compensation arrangements that would significantly impact our pay ratio disclosure, such that, consistent with the SEC’s regulations, we could continue to use the 2021 Median Employee in calculating our CEO pay ratio for 2023. However, the 2021 Median Employee’s employment with the Company terminated in 2022 and the Substitute Median Employee assigned in 2022 changed to a part time employee in 2023. In accordance with SEC rules and regulations, we have replaced the 2022 Median Employee with an employee in a similarly compensated position (the “2023 Substitute Median Employee”). Using the 2023 Substitute Median Employee, we estimated the annual total compensation for that employee by applying the same rules as used for determining total compensation for the Named Executive Officers as reported in Summary Compensation Table.

Mr. Kusserow’s annual total compensation for 2023 was $3,995,376 as reflected in the Summary Compensation Table on page 28. Mr. Ashworth’s annual total compensation for 2023 was $16,726,179. The sum of the annual total compensation for Mr. Kusserow and Mr. Ashworth is $20,721,55. The 2023 annual total compensation for the 2023 Substitute Median Employee, calculated in the same manner, was estimated to be $57,359. Therefore, our CEO to median employee pay ratio for 2023 is approximately 361:1.

Director Compensation

The compensation structure for our non-employee directors in 2023 was as follows:

•	An annual cash retainer of $100,000;

•

An annual equity award of time-based RSUs with a value of $150,000 that vest one year after the date of grant conditioned on the director’s continued service as a non-employee member of the Board of Directors through the vesting date; and

•	Reimbursement for out-of-pocket expenses, including reasonable travel and lodging expenses, related to the director’s service on the Board.

In addition to the other fees mentioned, the following table sets forth additional annual retainers for our Chairman, Lead Director and our Committee Chairs:

Chairman of the Board Cash Retainer*	$100,000
Lead Director Cash Retainer	$30,000
Audit Committee Chair Cash Retainer	$25,000
Compensation Committee Chair Cash Retainer	$20,000
Nominating and Corporate Governance Committee Chair Cash Retainer	$15,000
Quality of Care Committee Chair Cash Retainer	$15,000
Compliance and Ethics Committee Chair Cash Retainer	$15,000

*

During the time periods in which Mr. Kusserow served as our Chief Executive Officer, he did not receive any additional compensation for his role as our Chairman. Mr. Kusserow did not receive the non-employee director annual equity award valued at $150,000 in 2023, as Mr. Kusserow received an equity award in January 2023 in connection with his service as Chief Executive Officer. Beginning May 18, 2023, Mr. Kusserow received the annual cash retainer of $100,000, pro rated for his service as a director while not also serving as our Chief Executive Officer, plus an additional $100,000 cash retainer for serving as our Chairman, pro rated for his service as our Chairman while not also serving as our Chief Executive Officer, and a one-time payment of $50,000 for transition services related to Contessa.

On May 3, 2023, each of Mses. Capps, Kline, Klapstein and Samuels, Drs. Coye and Rideout, and Mr. Perkins received an annual equity grant of RSUs valued at $152,621. The number of RSUs granted (1,941) was determined by dividing the total grant value by the closing price of the Company’s common stock on May 2, 2023 ($77.26). The RSUs granted are subject to time-based vesting conditions and will vest 100% on May 3, 2024, predicated upon the respective director’s continued service as a non-employee member of the Board of Directors through the vesting date.

Director compensation is approved on an annual basis by independent (non-employee) members of our Board of Directors.

The following table shows the value of all cash and equity-based compensation paid to the members of our Board of Directors during the year ended December 31, 2023.

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	All Other Compensation ($)	Total ($)
Vickie L. Capps	$125,000	$152,621	$—	$277,621
Molly J. Coye, MD	$115,000	$152,621	$—	$267,621
Julie D. Klapstein	$130,000	$152,621	$—	$282,621
Teresa L. Kline	$120,001	$152,621	$—	$272,622
Bruce D. Perkins	$115,000	$152,621	$—	$267,621
Jeffrey A. Rideout, MD	$115,000	$152,621	$—	$267,621
Ivanetta Davis Samuels	$100,000	$152,621	$—	$252,621

(1)

During 2023, Paul B. Kusserow served as our Chief Executive Officer from January 1, 2023 until April 10, 2023 and as Chairman of our Board of Directors the entire fiscal year. Because Mr. Kusserow was an employee of the Company at various times during 2023, he is not included in the table above. The compensation that Mr. Kusserow received as Chief Executive Officer and as Chairman of our Board of Directors is included in the Summary Compensation Table.

(2)

The amounts shown in this column reflect the grant date fair value of restricted stock unit awards granted to each of our directors. Generally, the grant date fair value is the amount that we would expense in our financial statements over the vesting period of the award. Assumptions used in the calculation of this amount are included in Note 11 to our audited financial statements for the year ended December 31, 2023, included in our Annual Report on Form 10-K filed with the SEC on February 22, 2024. As of December 31, 2023, Mses. Capps, Klapstein, Kline and Samuels, Drs. Coye and Rideout, and Mr. Perkins each had 1,941 unvested restricted stock units, 100% of which will vest on May 3, 2024 assuming the director continues serving as a non-employee director through such date. As of December 31, 2023, there were no fully vested outstanding stock options held by our non-employee directors.

Director Stock Ownership Guidelines

Included in the Corporate Governance Guidelines adopted by our Board of Directors are stock ownership requirements applicable to our independent directors in order to more closely align their interests with those of our stockholders. Each non-employee (independent) director is required to own Company shares with a fair market value equal to at least six times his or her base annual cash retainer.

Each non-employee director has five years from the date that they are elected or appointed (as applicable) to the position to come into compliance with these ownership requirements.

Once a person subject to the stock ownership requirements accumulates shares with a value equal to the required multiple of annual retainer, he or she must retain the minimum number of shares originally accumulated to meet the threshold requirement on a going-forward basis. If the Company’s stock price subsequently declines after the stock ownership requirements are met, he or she will not be required to acquire additional shares. Each of our non-employee directors was in compliance with the ownership requirements as of December 31, 2023, having acquired the required number of shares or having more time to do so.

Compensation Committee Interlocks and Insider Participation

Vickie L. Capps, Julie D. Klapstein, Teresa L. Kline, and Jeffrey A. Rideout, MD, served as members of the Compensation Committee in 2023. During 2023:

•	none of our executive officers was a director of another entity where one of that entity’s executive officers served on the Compensation Committee;

•	no member of the Compensation Committee was during the year or formerly an officer or employee of the Company or any of its subsidiaries;

•	no member of the Compensation Committee entered into any transaction with our Company in which the amount involved exceeded $120,000;

•	none of our executive officers served on the compensation committee of any entity where one of that entity’s executive officers served on the Compensation Committee; and

•	none of our executive officers served on the compensation committee of another entity where one of that entity’s executive officers served as a director on our Board of Directors.

Report of the Compensation Committee

The Compensation Committee of the Board of Directors of Amedisys, Inc. has reviewed and discussed the Compensation Discussion and Analysis with management, as required by Item 402(b) of Regulation S-K, and, based on such review and discussions, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Amendment No. 1.

Members of the Compensation Committee:

Teresa L. Kline (Chairperson)

Vickie L. Capps

Julie D. Klapstein

Jeffrey A. Rideout, MD

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Stock Ownership

The following table shows beneficial ownership of our common stock as of March 31, 2024, unless otherwise indicated, by (i) each person known by us to beneficially own more than five percent of our common stock in accordance with Rule 13d-3 under the Exchange Act, (ii) each of our directors and Named Executive Officers (as such term is defined under the heading “Compensation Discussion and Analysis” below), and (iii) all of our directors and executive officers as a group. Except as noted below, the persons named have sole voting and investment power with respect to all shares of common stock.

Unless otherwise indicated, the address of each of the individuals named in the table below under “Named Executive Officers and Directors” is c/o Amedisys, Inc., 3854 American Way, Suite A, Baton Rouge, LA 70816.

Name	Shares Beneficially Owned	Percent of Class (1)
5% Stockholders
BlackRock, Inc.(2)	2,964,393	9.1%
The Vanguard Group, Inc.(3)	3,218,592	9.9%
Named Executive Officers and Directors
Richard Ashworth (Named Executive Officer and Director)	28,799	*
Vickie L. Capps(4) (Director)	6,450	*
Molly J. Coye, MD(4) (Director)	5,450	*
Julie D. Klapstein(4) (Director)	12,663	*
Teresa L. Kline(4) (Director)	6,450	*
Bruce D. Perkins(4) (Director)	20,729	*
Jeffrey A. Rideout, MD(4) (Director)	5,967	*
Ivanetta Davis Samuels(4) (Director)	4,232	*
Paul B. Kusserow(5) (Named Executive Officer and Director)	516,979	1.6%
Scott G. Ginn(6) (Named Executive Officer)	45,089	*
Nick Muscato(7) (Named Executive Officer)	5,338	*
Michael P. North(8) (Named Executive Officer)	21,634	*
Denise Bohnert(9) (Named Executive Officer)	14,224	*
All Executive Officers and Directors as a Group (14 Persons)	696,809	2.1%

(*)	Less than one percent
(1)

Based on 32,676,115 shares of common stock outstanding on March 31, 2024, plus shares that can be acquired through the exercise of options or warrants or conversion of restricted stock units within 60 days thereafter by the specified individual or group.

(2)

This disclosure is based on a Schedule 13G/A filed with the SEC by BlackRock, Inc. on January 24, 2024, reporting beneficial ownership as of December 31, 2023. BlackRock, Inc. reported it has sole voting power over 2,889,078 of the shares and sole dispositive power over 2,964,393 of the shares. The address for BlackRock, Inc. is 50 Hudson Yards, New York, New York 10001.

(3)

This disclosure is based on a Schedule 13G/A filed with the SEC by The Vanguard Group, Inc. on February 13, 2024, reporting beneficial ownership as of December 29, 2023. The Vanguard Group, Inc. reported that it has sole voting power over none of the shares, shared voting power over 10,672 of the shares, sole dispositive power over 3,173,510 of the shares, and shared dispositive power over 45,082 of the shares. The principal business address for The Vanguard Group, Inc. is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.

(4)

Included in the “Shares Beneficially Owned” column are 1,941 shares of nonvested stock, 100% of which will vest on May 3, 2024, provided the director remains a non-employee member of the Board through such date.

(5)

Includes 80,602 shares that Mr. Kusserow has or will have within 60 days, the right to acquire pursuant to stock options, and 412,367 shares held in a trust. Of these shares, 5,880 shares held in a trust may be pledged for future borrowing. This ability to pledge is in accordance with the one-time waiver of the Company’s insider trading policy provisions prohibiting the pledging of shares of Company stock by executive officers and directors, which waiver was granted by the Board in 2018 solely with respect to Mr. Kusserow.

(6)	Includes 23,045 shares that Mr. Ginn has, or will have within 60 days, the right to acquire pursuant to stock options.
(7)	Includes 3,347 shares that Mr. Muscato has, or will have within 60 days, the right to acquire pursuant to stock options.
(8)	Includes 10,983 shares that Mr. North has, or will have within 60 days, the right to acquire pursuant to stock options.
(9)	Includes 6,830 shares that Ms. Bohnert has, or will have within 60 days, the right to acquire pursuant to stock options.

Equity Compensation Plan Information as of December 31, 2023

In accordance with SEC requirements, the following table provides information about awards outstanding and shares remaining available under our equity compensation plans (including any individual compensation arrangements) as of December 31, 2023.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	245,338	$130.82	1,175,127
Equity compensation plans not approved by security holders	—	—	—

Total	245,338	$130.82	1,175,127

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Under our Code of Conduct, no director, officer or employee may have any business, financial, civic or professional interest outside the Company that in any way conflicts with that director’s, officer’s or employee’s ability to perform his or her duties at Amedisys with undivided loyalty. In addition, in accordance with NASDAQ Marketplace Rule 5630, which functions as our related party transaction policy, our Board of Directors reviews all “related party transactions” for potential conflict of interest situations on an ongoing basis based upon whether such transactions are in the best interests of our Company and our stockholders. For purposes of this review, a “related party transaction” is any transaction required to be disclosed pursuant to Item 404 of SEC Regulation S-K. All related party transactions must be approved by a majority of our independent directors (any independent director who is a party to a proposed related party transaction must recuse himself or herself from the vote). Our independent directors’ approval of any related party transaction is reflected in the minutes of the meeting of our Board of Directors during which such approval was granted.

There were no transactions between the Company and any officer, director, any security holder listed in the “Stock Ownership Table” on page 43 of this Amendment No. 1, or any affiliate of or person related to any of them, since January 1, 2023, of the type or amount required to be disclosed pursuant to Item 404 of Regulation S-K. Additionally, none of our directors, executive officers or affiliates is a party to any proceedings adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our subsidiaries.

Director Independence

Our Board of Directors has reviewed and analyzed the independence of each director. The purpose of the review was to determine whether any particular relationships or transactions involving directors or their affiliates or immediate family members were inconsistent with a determination that the director is independent for purposes of serving on the Board of Directors and its committees. During this review, the Board of Directors examined whether there were any transactions and/or relationships between directors or their affiliates or immediate family members and the Company and the substance of any such transactions or relationships.

Following this review, our Board of Directors determined that all directors who served during 2023, other than Messrs. Ashworth and Kusserow, are “independent” under the director independence requirements and listing standards of The NASDAQ Global Select Market. Mr. Ashworth is not considered independent because he is an executive officer of the Company. Mr. Kusserow is not considered independent because he served as an executive officer of the Company within the past three years.

The independent directors, as a group, meet in executive session on a regular basis (and at least once, quarterly) in connection with each Board meeting without any members of our management or non-independent directors present. Ms. Klapstein currently presides over these executive sessions as Lead Director.

Item 14.	Principal Accountant Fees and Services.

The following summarizes the fees billed to us and our subsidiaries by KPMG for professional services rendered in 2023 and 2022.

AUDIT FEES

	2023		2022
Fee Category	Amount ($)	Percent	Amount ($)	Percent
Audit fees	$1,793,806	79.0%	$1,625,718	80.6%
Tax fees	$474,444	20.9%	$90,390	4.5%
Audit-related fees	$—	—%	$85,000	4.2%
All other fees	$1,780	0.1%	$217,014	10.7%

Total fees	$2,270,030	100.0%	$2,018,122	100.0%

Audit fees include fees associated with the annual audit, our annual report on Form 10-K and the reviews of our quarterly reports on Form 10-Q, services that are normally provided by our registered independent public accounting firm in connection with statutory and regulatory filings or engagements and services that generally only our registered independent public accounting firm can provide such as consents. Audit-related fees relate to the 401(k) plan audit and our PRF audit filings. Tax fees include tax compliance and limited tax consulting services. All other fees relate to due diligence and accounting research software. All of the services described above were pre-approved by the Audit Committee (or the Chair of the Audit Committee, pursuant to a delegation of authority).

Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors; Delegation of Pre-Approval Authority in Specified Instances

All audit and permissible non-audit services provided by the independent auditors are pre-approved by the Audit Committee (or the Chair of the Audit Committee, pursuant to a delegation of authority). These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. The Audit Committee has delegated authority to Ms. Capps, the Chair of the Audit Committee, to address requests for pre-approval of specified types of transactions not included in the annual budget prepared by the independent auditors, provided that any such pre-approvals are presented to the full Audit Committee at its next meeting.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements
		All financial statements are set forth under Part II, Item 8 of the Original Form 10-K.

	2.	Financial Statement Schedules
		There are no financial statement schedules included in this Amendment No. 1 as they are either not applicable or included in the financial statements in the Original Form 10-K.

	3.	Exhibits
		The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Amendment No. 1.

EXHIBIT INDEX

The exhibits marked with the cross symbol (†) are filed and the exhibits marked with a double cross (††) are furnished with this Amendment No. 1. Any exhibits marked with the asterisk symbol (*) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K. The registrant agrees to furnish to the Commission supplementally upon request a copy of any schedules or exhibits omitted pursuant to Item 601(a)(5) of Regulation S-K of any exhibit set forth below.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

2.1	Equity Purchase Agreement dated February 5, 2016, by and between the Company, as Purchaser, and Michael Trigilio, as Seller	The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016	0-24260	2.1

2.2	First Amendment to Equity Purchase Agreement, dated May 18, 2018, by and among the Company, Amedisys Personal Care, LLC, Associated Home Care, LLC, Elder Home Options, LLC and Michael Trigilio	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018	0-24260	10.1

2.3	Share Repurchase Agreement, dated as of June 4, 2018, by and among the Company and the selling stockholders set forth on Schedule I thereto	The Company’s Current Report on Form 8-K filed on June 4, 2018	0-24260	2.1

2.4	Stock Purchase Agreement, dated as of October 9, 2018, by and among Milton Heching, the Heching 2012 Exempt Irrevocable Trust, Amedisys Hospice, L.L.C., Compassionate Care Hospice Group, Inc., and solely for purposes of Sections 3.4, 4.3(a), 4.15 and Article VIII thereof, Amedisys, Inc.	The Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018	0-24260	2.1

2.5	Securities Purchase Agreement, dated as of April 23, 2020, by and between Amedisys Hospice, L.L.C. and Golden Gate Ancillary LLC (Immaterial schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.)	The Company’s Current Report on Form 8-K filed on April 27, 2020	0-24260	2.1

2.6	Agreement and Plan of Merger, dated as of June 27, 2021, by and among Amedisys Holding, L.L.C., Amedisys Commodore, L.L.C., Contessa Health, Inc., Shareholder Representative Services LLC, and, solely for purposes of Section 10.17, Amedisys, Inc. (Immaterial schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the U.S. Securities and Exchange Commission upon request)	The Company’s Current Report on Form 8-K filed on August 4, 2021	0-24260	2.1

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

2.7	Equity Purchase Agreement, by and among Associated Home Care, L.L.C., Amedisys Personal Care, LLC, Amedisys, Inc. and HouseWorks Holdings, LLC, dated February 10, 2023	The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023	0-24260	2.1

2.8	Agreement and Plan of Merger, dated as of June 26, 2023, by and among UnitedHealth Group Incorporated, Aurora Holdings Merger Sub Inc. and Amedisys, Inc.	The Company’s Current Report on Form 8-K filed on June 26, 2023	0-24260	2.1

3.1	Composite of Certificate of Incorporation of the Company inclusive of all amendments through June 14, 2007	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	0-24260	3.1

3.2	Amended and Restated By-Laws	The Company’s Current Report on Form 8-K filed on December 16, 2022	0-24260	3.1

4.1	Common Stock Specimen	The Company’s Registration Statement on Form S-3 filed August 20, 2007	333-145582	4.8

4.2	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	The Company’s Annual Report on Form 10-K for the year ended December 31, 2021	0-24260	4.2

10.1	Form of Director Indemnification Agreement dated February 12, 2009	The Company’s Annual Report on Form 10-K for the year ended December 31, 2008	0-24260	10.1

10.2*	Amended and Restated Amedisys, Inc. Employee Stock Purchase Plan dated June 7, 2012	The Company’s Current Report on Form 8-K filed June 8, 2012	0-24260	10.1

10.3*	Composite Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan (inclusive of Plan amendments dated June 7, 2012, October 25, 2012, April 23, 2015 and June 4, 2015, January 20, 2017, February 22, 2017 and September 25, 2018 and the full text of the Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan)	The Company’s Annual Report on Form 10-K for the year ended December 31, 2019	0-24260	10.3

10.4*	Form of Stock Option Award Agreement Issued under the Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan	The Company’s Annual Report on Form 10-K for the year ended December 31, 2014	0-24260	10.6

10.5*	Form of Performance Stock Option Award Agreement Issued under the Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan	The Company’s Annual Report on Form 10-K for the year ended December 31, 2014	0-24260	10.7

10.6*	Form of Stock Option Award Agreement Issued under the Amedisys, Inc. 2018 Omnibus Incentive Compensation Plan	The Company’s Annual Report on Form 10-K for the year ended December 31, 2018	0-24260	10.10

10.7*	Form of Restricted Stock Unit Award Agreement Issued under the Amedisys, Inc. 2018 Omnibus Incentive Compensation Plan	The Company’s Annual Report on Form 10-K for the year ended December 31, 2018	0-24260	10.11

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

10.8*	Form of Performance Restricted Stock Unit Award Agreement Issued under the Amedisys, Inc. 2018 Omnibus Incentive Compensation Plan	The Company’s Annual Report on Form 10-K for the year ended December 31, 2018	0-24260	10.12

10.9*	Amended and Restated Employment Agreement dated as of September 27, 2018, by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Paul B. Kusserow	The Company’s Current Report on Form 8-K filed on October 3, 2018	0-24260	10.1

10.10*	Amedisys Holding, L.L.C. Amended and Restated Severance Plan for Executive Officers dated as of July 25, 2019	The Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019	0-24260	10.1

10.11*	Confidential Separation Agreement and General Release between the Company and Stephen E. Seim	The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018	0-24260	10.1

10.12*	Composite Amedisys, Inc. 2018 Omnibus Incentive Compensation Plan (inclusive of Plan amendments dated September 25, 2018 and October 21, 2020 and the full text of the Amedisys, Inc. 2018 Omnibus Incentive Compensation Plan)	The Company’s Annual Report on Form 10-K for the year ended December 31, 2020	0-24260	10.16

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

10.13	Amended and Restated Credit Agreement dated as of June 29, 2018, among the Company and Amedisys Holding, L.L.C., as borrowers, certain subsidiaries of the Company party thereto as guarantors, Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, JPMorgan Chase Bank, N.A., as Syndication Agent, Capital One Bank National Association, Citizens Bank, N.A., Compass Bank, Fifth Third Bank, Hancock Whitney Bank, Regions Bank, and Wells Fargo Bank, National Association, as Co-Documentation Agents, the lenders party thereto, Merrill Lynch, Pierce Fenner & Smith Incorporated, Citizens Bank N.A., Fifth Third Bank and JPMorgan Chase Bank, N.A., as Joint Lead Arrangers, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and JPMorgan Chase Bank, N.A., as Joint Bookrunners	The Company’s current Report on Form 8-K filed on July 2, 2018	0-24260	10.1

10.14	Amended and Restated Security Agreement, dated as of June 29, 2018, among the Company and Amedisys Holding, L.L.C., as borrowers, certain other parties identified as “grantors” on the signature pages thereto and Bank of America, N.A., in its capacity as Administrative Agent	The Company’s current Report on Form 8-K filed on July 2, 2018	0-24260	10.2

10.15	Amended and Restated Pledge Agreement dated as of June 29, 2018, among the Company and Amedisys Holding, L.L.C., as borrowers, certain other parties identified as “pledgors” on the signature pages thereto, and Bank of America, N.A., in its capacity as Administrative Agent	The Company’s current Report on Form 8-K filed on July 2, 2018	0-24260	10.3

10.16	Agreement and Plan of Merger dated October 31, 2015 by and among Amedisys Health Care West, L.L.C., IHC Acquisitions, L.L.C., Infinity Home Care, L.L.C., Axiom HealthEquity Holdings Management, LLC, Infinity Healthcare Holdings, LLC, and Amedisys, Inc.	The Company’s Annual Report on Form 10-K for the year ended December 31, 2015	0-24260	10.27

10.17	Agreement of Purchase and Sale dated as of November 25, 2015, between Amedisys, Inc., through its wholly-owned subsidiary, Amedisys Property, L.L.C., as seller and Franciscan Missionaries of Our Lady of the Lake Heath System, Inc., as purchaser.	The Company’s Annual Report on Form 10-K for the year ended December 31, 2015	0-24260	10.28

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

10.18	First Amendment to Amended and Restated Credit Agreement, dated as of February 4, 2019, by and among the Amedisys, Inc. and Amedisys Holding, L.L.C., as the borrowers, certain subsidiaries of the Company party thereto as guarantors, Bank of America, N.A., as the administrative agent, swingline lender and letter of credit issuer, JPMorganChase Bank, N.A., as syndication agent, Capital One Bank, National Association, Citizens Bank, N.A., Compass Bank, Fifth Third Bank, Hancock Whitney Bank, Regions Bank, and Wells Fargo Bank, National Association, as co-documentation agents, the lenders party thereto, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citizens Bank, N.A., Fifth Third Bank and JPMorgan Chase Bank, N.A., as joint lead arrangers, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and JPMorgan Chase Bank, N.A., as joint bookrunners	The Company’s Current Report on Form 8-K filed on February 4, 2019	0-24260	10.1

10.19	Joinder Agreement, dated as of February 4, 2019, by and among Amedisys, Inc. and Amedisys Holding, L.L.C., as the borrowers, each of the new subsidiary guarantors party thereto, and Bank of America, N.A., as the administrative agent	The Company’s Current Report on Form 8-K filed on February 4, 2019	0-24260	10.2

10.20	Retirement and Consulting Agreement, dated as of February 13, 2019, by and between Amedisys, Inc. and Linda J. Hall	The Company’s Current Report on Form 8-K filed on February 19, 2019	0-24260	10.1

10.21	Joinder Agreement, dated as of June 12, 2020, by and among Amedisys, Inc. and Amedisys Holding, L.L.C., as the borrowers, each of the new subsidiary guarantors party thereto, and Bank of America, N.A., as the administrative agent (The schedules to the Joinder have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish copies of the omitted schedules to the Securities and Exchange Commission upon request.)	The Company’s Current Report on Form 8-K filed on June 15, 2020	0-24260	10.1

10.22*	Second Amendment to the Amedisys, Inc. 2018 Omnibus Incentive Compensation Plan, dated October 21, 2020	The Company’s Annual Report on Form 10-K for the year ended December 31, 2020	0-24260	10.26

10.23*	Amendment to Amended and Restated Employment Agreement, dated as of February 18, 2021, by and between Amedisys, Inc. and Paul B. Kusserow	The Company’s Current Report on Form 8-K filed on February 24, 2021	0-24260	10.1

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

10.24	Second Amendment to Amended and Restated Credit Agreement, dated as of July 30, 2021, by and among Amedisys, Inc. and Amedisys Holding, L.L.C., as the borrowers, the Guarantors party thereto, the Lenders party thereto, Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, and the other L/C Issuers party thereto (Immaterial schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the U.S. Securities and Exchange Commission upon request.)	The Company’s Current Report on Form 8-K filed on August 4, 2021	0-24260	10.1

10.25*	Amedisys Holding, L.L.C. Severance Plan for Chief Executive Officer	The Company’s Current Report on Form 8-K filed on January 10, 2022	0-24260	10.1

10.26*	Mutual Separation Agreement and General Release, by and between Amedisys, Inc. and David L. Kemmerly (including the Consulting Services Agreement attached as Exhibit A thereto)	The Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022	0-24260	10.1

10.27*	Amendment No. 1 to Amedisys Holding, L.L.C. Amended and Restated Severance Plan for Executive Officers, dated as of November 21, 2022	The Company’s Annual Report on Form 10-K for the year ended December 31, 2022	0-24260	10.27

10.28*	Separation Agreement and General Release by and between Amedisys, Inc. and Christopher T. Gerard	The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023	0-24260	10.1

10.29	Third Amendment to Amended and Restated Credit Agreement, dated as of March 10, 2023, by and among Amedisys, Inc. and Amedisys Holding, L.L.C., as the borrowers, the Guarantors party thereto, the Lenders party thereto, Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, and the other L/C Issuers party thereto	The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023	0-24260	10.2

10.30	Termination Agreement, dated as of June 26, 2023, by and among Amedisys, Inc., Option Care Health, Inc. and Unitah Merger Sub, Inc.	The Company’s Current Report on Form 8-K filed on June 26, 2023	0-24260	10.1

10.31*	Limited Good Reason Waiver, by and between the Company and Richard Ashworth, dated June 26, 2023	The Company’s Annual Report on Form 10-K for the year ended December 31, 2023	0-24260	10.31

10.32*	Limited Good Reason Waiver, by and between the Company and Scott G. Ginn, dated June 26, 2023	The Company’s Annual Report on Form 10-K for the year ended December 31, 2023	0-24260	10.32

10.33*	Repayment Letter Agreement, by and between the Company and Richard Ashworth (280G mitigation acceleration), dated December 21, 2023	The Company’s Annual Report on Form 10-K for the year ended December 31, 2023	0-24260	10.33

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

10.34*	Repayment Letter Agreement, by and between the Company and Adam Holton (280G mitigation acceleration), dated December 21, 2023	The Company’s Annual Report on Form 10-K for the year ended December 31, 2023	0-24260	10.34

21.1	Subsidiaries of the Registrant	The Company’s Annual Report on Form 10-K for the year ended December 31, 2023	0-24260	21.1

23.1	Consent of KPMG LLP	The Company’s Annual Report on Form 10-K for the year ended December 31, 2023	0-24260	23.1

31.1	Certification of Richard Ashworth, Chief Executive Officer (principal executive officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	The Company’s Annual Report on Form 10-K for the year ended December 31, 2023	0-24260	31.1

31.2	Certification of Scott G. Ginn, Chief Operating Officer, Executive Vice President and Chief Financial Officer (principal financial officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	The Company’s Annual Report on Form 10-K for the year ended December 31, 2023	0-24260	31.2

†31.3	Certification of Richard Ashworth, Chief Executive Officer (principal executive officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.4	Certification of Scott G. Ginn, Chief Operating Officer, Executive Vice President and Chief Financial Officer (principal financial officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Richard Ashworth, Chief Executive Officer (principal executive officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	The Company’s Annual Report on Form 10-K for the year ended December 31, 2023	0-24260	32.1

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

32.2	Certification of Scott G. Ginn, Chief Operating Officer, Executive Vice President and Chief Financial Officer (principal financial officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	The Company’s Annual Report on Form 10-K for the year ended December 31, 2023	0-24260	32.2

97.1	Amedisys, Inc. Policy for the Recovery of Erroneously Awarded Compensation	The Company’s Annual Report on Form 10-K for the year ended December 31, 2023	0-24260	97.1

†101.INS	Inline XBRL Instance - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document	The Company’s Annual Report on Form 10-K for the year ended December 31, 2023	0-24260	101.SCH

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	The Company’s Annual Report on Form 10-K for the year ended December 31, 2023	0-24260	101.CAL

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	The Company’s Annual Report on Form 10-K for the year ended December 31, 2023	0-24260	101.DEF

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	The Company’s Annual Report on Form 10-K for the year ended December 31, 2023	0-24260	101.LAB

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	The Company’s Annual Report on Form 10-K for the year ended December 31, 2023	0-24260	101.PRE

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

AMEDISYS, INC.

By:	/S/ RICHARD ASHWORTH
Richard Ashworth,
President and Chief Executive Officer

Date: April 26, 2024