Form 10-Q
period 2024-06-30
AMEDISYS INC
filed 2024-07-25
CIK 896262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, is as follows: Common stock, $0.001 par value, 32,740,584 shares outstanding as of July 19, 2024.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMEDISYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	June 30, 2024 (Unaudited)	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$149,883	$126,450
Restricted cash	7,475	12,413
Patient accounts receivable	356,909	313,373
Prepaid expenses	15,510	14,639
Other current assets	26,125	30,060
Total current assets	555,902	496,935
Property and equipment, net of accumulated depreciation of $98,850 and $92,422	44,654	41,845
Operating lease right of use assets	84,692	88,939
Goodwill	1,244,679	1,244,679
Intangible assets, net of accumulated amortization of $16,259 and $14,008	100,832	102,675
Other assets	86,609	85,097
Total assets	$2,117,368	$2,060,170
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$26,626	$28,237
Payroll and employee benefits	136,118	136,835
Accrued expenses	147,038	140,049
Termination fee paid by UnitedHealth Group	106,000	106,000
Current portion of long-term obligations	37,747	36,314
Current portion of operating lease liabilities	26,447	26,286
Total current liabilities	479,976	473,721
Long-term obligations, less current portion	351,442	361,862
Operating lease liabilities, less current portion	59,007	62,751
Deferred income tax liabilities	47,212	40,635
Other long-term obligations	845	1,418
Total liabilities	938,482	940,387
Commitments and Contingencies—Note 7
Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized; 38,248,917 and 38,131,478 shares issued; 32,739,526 and 32,667,631 shares outstanding	38	38
Additional paid-in capital	803,361	787,177
Treasury stock, at cost, 5,509,391 and 5,463,847 shares of common stock	(472,821)	(468,626)
Retained earnings	794,626	747,925
Total Amedisys, Inc. stockholders’ equity	1,125,204	1,066,514
Noncontrolling interests	53,682	53,269
Total equity	1,178,886	1,119,783
Total liabilities and equity	$2,117,368	$2,060,170
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	For the Three-Month Periods Ended June 30,		For the Six-Month Periods Ended June 30,
	2024	2023	2024	2023
Net service revenue	$591,187	$552,968	$1,162,601	$1,109,357
Operating expenses:
Cost of service, inclusive of depreciation	326,933	297,455	648,470	612,465
General and administrative expenses:
Salaries and benefits	129,323	125,504	257,269	251,843
Non-cash compensation	7,828	9,083	15,261	12,356
Merger-related expenses	11,901	19,451	32,568	20,171
Depreciation and amortization	4,386	4,725	8,657	9,168
Other	58,602	58,955	116,543	123,180
Total operating expenses	538,973	515,173	1,078,768	1,029,183
Operating income	52,214	37,795	83,833	80,174
Other income (expense):
Interest income	1,617	742	3,344	1,148
Interest expense	(7,895)	(7,502)	(16,014)	(15,019)
Equity in earnings from equity method investments	1,515	7,991	2,425	8,114
Merger termination fee	—	(106,000)	—	(106,000)
Miscellaneous, net	1,779	4,743	2,869	4,061
Total other expense, net	(2,984)	(100,026)	(7,376)	(107,696)
Income (loss) before income taxes	49,230	(62,231)	76,457	(27,522)
Income tax expense	(16,657)	(18,250)	(29,290)	(28,050)
Net income (loss)	32,573	(80,481)	47,167	(55,572)
Net (income) loss attributable to noncontrolling interests	(272)	206	(466)	543
Net income (loss) attributable to Amedisys, Inc.	$32,301	$(80,275)	$46,701	$(55,029)
Basic earnings per common share:
Net income (loss) attributable to Amedisys, Inc. common stockholders	$0.99	$(2.46)	$1.43	$(1.69)
Weighted average shares outstanding	32,706	32,579	32,688	32,568
Diluted earnings per common share:
Net income (loss) attributable to Amedisys, Inc. common stockholders	$0.98	$(2.46)	$1.42	$(1.69)
Weighted average shares outstanding	33,047	32,579	32,992	32,568
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except common stock shares)
(Unaudited)

	For the Three-Months Ended June 30, 2024
	Total	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Noncontrolling Interests
		Shares	Amount
Balance, March 31, 2024	$1,142,654	38,146,546	$38	$795,063	$(469,243)	$762,325	$54,471
Issuance/(cancellation) of non-vested stock	—	102,371	—	—	—	—	—
Non-cash compensation	8,298	—	—	8,298	—	—	—
Surrendered shares	(3,578)	—	—	—	(3,578)	—	—
Noncontrolling interest contributions	147	—	—	—	—	—	147
Noncontrolling interest distributions	(1,208)	—	—	—	—	—	(1,208)
Net income	32,573	—	—	—	—	32,301	272
Balance, June 30, 2024	$1,178,886	38,248,917	$38	$803,361	$(472,821)	$794,626	$53,682

	For the Three-Months Ended June 30, 2023
	Total	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Noncontrolling Interests
		Shares	Amount
Balance, March 31, 2023	$1,133,348	37,938,354	$38	$758,669	$(462,508)	$782,918	$54,231
Issuance of stock – employee stock purchase plan	937	14,995	—	937	—	—	—
Issuance/(cancellation) of non-vested stock	—	75,776	—	—	—	—	—
Exercise of stock options	75	1,272	—	75	—	—	—
Non-cash compensation	9,108	—	—	9,108	—	—	—
Surrendered shares	(2,180)	—	—	—	(2,180)	—	—
Noncontrolling interest contributions	376	—	—	—	—	—	376
Noncontrolling interest distributions	(426)	—	—	—	—	—	(426)
Net loss	(80,481)	—	—	—	—	(80,275)	(206)
Balance, June 30, 2023	$1,060,757	38,030,397	$38	$768,789	$(464,688)	$702,643	$53,975

	For the Six-Months Ended June 30, 2024
	Total	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Noncontrolling Interests
		Shares	Amount
Balance, December 31, 2023	$1,119,783	38,131,478	$38	$787,177	$(468,626)	$747,925	$53,269
Issuance/(cancellation) of non-vested stock	—	117,439	—	—	—	—	—
Non-cash compensation	16,184	—	—	16,184	—	—	—
Surrendered shares	(4,195)	—	—	—	(4,195)	—	—
Noncontrolling interest contributions	1,911	—	—	—	—	—	1,911
Noncontrolling interest distributions	(1,964)	—	—	—	—	—	(1,964)
Net income	47,167	—	—	—	—	46,701	466
Balance, June 30, 2024	$1,178,886	38,248,917	$38	$803,361	$(472,821)	$794,626	$53,682

	For the Six-Months Ended June 30, 2023
	Total	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Noncontrolling Interests
		Shares	Amount
Balance, December 31, 2022	$1,106,573	37,891,186	$38	$755,063	$(461,200)	$757,672	$55,000
Issuance of stock – employee stock purchase plan	1,754	26,493	—	1,754	—	—	—
Issuance/(cancellation) of non-vested stock	—	111,446	—	—	—	—	—
Exercise of stock options	75	1,272	—	75	—	—	—
Non-cash compensation	12,381	—	—	12,381	—	—	—
Surrendered shares	(3,488)	—	—	—	(3,488)	—	—
Purchase of noncontrolling interest	(630)	—	—	(484)	—	—	(146)
Noncontrolling interest contributions	376	—	—	—	—	—	376
Noncontrolling interest distributions	(712)	—	—	—	—	—	(712)
Net loss	(55,572)	—	—	—	—	(55,029)	(543)
Balance, June 30, 2023	$1,060,757	38,030,397	$38	$768,789	$(464,688)	$702,643	$53,975

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Six-Month Periods Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$47,167	$(55,572)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization (inclusive of depreciation included in cost of service)	12,496	11,893
Non-cash compensation	16,184	12,381
Amortization and impairment of operating lease right of use assets	17,100	16,971
(Gain) loss on disposal of property and equipment	(19)	356
Loss on personal care divestiture	—	2,186
Merger termination fee	—	106,000
Deferred income taxes	6,577	8,104
Equity in earnings from equity method investments	(2,425)	(8,114)
Amortization of deferred debt issuance costs	495	495
Return on equity method investments	718	2,753
Changes in operating assets and liabilities, net of impact of acquisitions:
Patient accounts receivable	(44,357)	7,862
Other current assets	3,127	1,689
Operating lease right of use assets	(2,069)	(1,937)
Other assets	370	244
Accounts payable	(1,693)	(4,731)
Accrued expenses	7,095	4,775
Other long-term obligations	(573)	(3,179)
Operating lease liabilities	(14,429)	(15,456)
Net cash provided by operating activities	45,764	86,720
Cash Flows from Investing Activities:
Proceeds from the sale of deferred compensation plan assets	21	25
Proceeds from the sale of property and equipment	—	100
Purchases of property and equipment	(4,055)	(2,744)
Investments in technology assets	(409)	(6,667)
Investment in equity method investee	(196)	—
Proceeds from personal care divestiture	—	47,787
Acquisitions of businesses, net of cash acquired	—	(350)
Net cash (used in) provided by investing activities	(4,639)	38,151
Cash Flows from Financing Activities:
Proceeds from issuance of stock upon exercise of stock options	—	75
Proceeds from issuance of stock under employee stock purchase plan	—	1,754
Shares withheld to pay taxes on non-cash compensation	(4,195)	(3,488)
Noncontrolling interest contributions	1,911	376
Noncontrolling interest distributions	(1,964)	(712)
Purchase of noncontrolling interest	—	(800)
Proceeds from borrowings under revolving line of credit	—	23,000
Repayments of borrowings under revolving line of credit	—	(23,000)
Principal payments of long-term obligations	(18,382)	(60,993)
Payment of accrued contingent consideration	—	(4,055)
Net cash used in financing activities	(22,630)	(67,843)
Net increase in cash, cash equivalents and restricted cash	18,495	57,028
Cash, cash equivalents and restricted cash at beginning of period	138,863	54,133
Cash, cash equivalents and restricted cash at end of period	$157,358	$111,161

	For the Six-Month Periods Ended June 30,
	2024	2023
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$15,507	$13,031
Cash paid for income taxes, net of refunds received	$18,393	$15,820
Cash paid for operating lease liabilities	$16,498	$17,394
Cash paid for finance lease liabilities	$7,111	$5,321
Supplemental Disclosures of Non-Cash Activity:
Right of use assets obtained in exchange for operating lease liabilities	$10,947	$14,802
Right of use assets obtained in exchange for finance lease liabilities	$10,017	$27,944
Reductions to right of use assets resulting from reductions to operating lease liabilities	$168	$15,135
Reductions to right of use assets resulting from reductions to finance lease liabilities	$1,119	$894
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. NATURE OF OPERATIONS, CONSOLIDATION AND PRESENTATION OF FINANCIAL STATEMENTS
Amedisys, Inc., a Delaware corporation (together with its consolidated subsidiaries, referred to herein as “Amedisys,” “we,” “us,” or “our”), is a multi-state provider of home health, hospice and high acuity care services with approximately 69% and 70% of our consolidated net service revenue derived from Medicare for the three and six-month periods ended June 30, 2024, respectively, and approximately 74% and 73% of our consolidated net service revenue derived from Medicare for the three and six-month periods ended June 30, 2023. As of June 30, 2024, we owned and operated 346 Medicare-certified home health care centers, 164 Medicare-certified hospice care centers and 9 admitting high acuity care joint ventures in 37 states within the United States and the District of Columbia. We divested our personal care business on March 31, 2023.
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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Reclassification
Certain reclassifications have been made to the prior periods' financial statements in order to conform to the current year presentation. In the prior year, the Company's merger-related expenses, which consist of legal and professional fees and employee retention awards, were included within non-cash compensation and other general and administrative expenses in the condensed consolidated statement of operations. In the current year, merger-related expenses are reflected as a separate line item in the condensed consolidated statement of operations. This reclassification had no effect on our previously reported net income (loss).
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

Net service revenue by payor class as a percentage of total net service revenue for each of our operating segments, which are described in Note 8 - Segment Information, is as follows:

	For the Three-Month Periods Ended June 30,		For the Six-Month Periods Ended June 30,
	2024	2023	2024	2023
Home Health:
Medicare	36%	40%	37%	39%
Non-Medicare - Episodic-based	8%	7%	8%	8%
Non-Medicare - Non-episodic based	19%	16%	19%	15%
Hospice:
Medicare	33%	34%	33%	34%
Non-Medicare	2%	2%	2%	2%
Personal Care (1)	—%	—%	—%	1%
High Acuity Care	2%	1%	1%	1%
	100%	100%	100%	100%
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
Hospice Revenue Recognition
Hospice Medicare Revenue
Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the estimated payment rates. The estimated payment rates are predetermined daily or hourly rates for each of the four levels of care we deliver. The four levels of care are routine care, general inpatient care, continuous home care and respite care. Routine care accounted for 97% of our total Medicare hospice service revenue for the three and six-month periods ended June 30, 2024 and 2023. There are two separate payment rates for routine care: payments for the first 60 days of care and care beyond 60 days. In addition to the two routine rates, we may also receive a service intensity add-on (“SIA”). The SIA is based on visits made in the last seven days of life by a registered nurse or medical social worker for patients in a routine level of care.
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
Additionally, our hospice service revenue is subject to certain limitations on payments from Medicare which are considered variable consideration. We are subject to an inpatient cap limit and an overall Medicare payment cap for each provider number. We monitor these caps on a provider-by-provider basis and estimate amounts due back to Medicare if we estimate a cap has been exceeded. We record these adjustments as a reduction to revenue and an increase in accrued expenses within our condensed consolidated balance sheets. Providers are required to self-report and pay their estimated cap liability by February 28th of the following year. As of June 30, 2024 and December 31, 2023, we had recorded $2.2 million and $2.3 million, respectively, for estimated amounts due back to Medicare in accrued expenses for the Federal cap years ended October 31, 2017 through September 30, 2024.
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
High Acuity Care Revenue Recognition
High Acuity Care Revenue
Our revenues are primarily derived from contracts with health insurance plans for the coordination and provision of home recovery care services to clinically-eligible patients who are enrolled members in those insurance plans, contracts with health system partners for the coordination and provision of home recovery care services to clinically-eligible patients who are discharged early from a health system facility to complete their inpatient stay at home and contracts to provide palliative care at home services to clinically-eligible patients.

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
Restricted cash includes cash that is not available for ordinary business use. As of June 30, 2024 and December 31, 2023, we had $7.5 million and $12.4 million, respectively, classified as restricted cash related to funds placed into escrow accounts in connection with the indemnity, closing payment and other provisions within the purchase agreements of our Evolution Health LLC acquisition and our personal care line of business divestiture. During the three-month period ended June 30, 2024, all funds held in escrow related to the personal care line of business divestiture were released.
The following table summarizes the balances related to our cash, cash equivalents and restricted cash (amounts in millions):

	As of June 30, 2024	As of December 31, 2023
Cash and cash equivalents	$149.9	$126.5
Restricted cash	7.5	12.4
Cash, cash equivalents and restricted cash	$157.4	$138.9
Patient Accounts Receivable
We report accounts receivable from services rendered at their estimated transaction price, which includes contractual and non-contractual revenue adjustments based on the amounts expected to be due from payors. Our patient accounts receivable are uncollateralized and consist of amounts due from Medicare, Medicaid, other third-party payors and patients. Our non-Medicare third-party payor base is comprised of a diverse group of payors that are geographically dispersed across the country. As of June 30, 2024, there is one payor, other than Medicare, that accounts for more than 10% of our total outstanding patient receivables (approximately 14%). Thus, we believe there are no other significant concentrations of receivables that would subject us to any significant credit risk in the collection of our patient accounts receivable. We write off accounts on a monthly basis once we have exhausted our collection efforts and deem an account to be uncollectible. We believe the collectability risk associated with our Medicare accounts, which represented 54% and 69% of our patient accounts receivable at June 30, 2024 and December 31, 2023, respectively, is limited due to our historical collection rate of over 99% from Medicare and the fact that Medicare is a U.S. government payor.
We do not believe there are any significant concentrations of revenues from any payor that would subject us to any significant credit risk in the collection of our accounts receivable.
The Company uses Change Healthcare, a subsidiary of UnitedHealth Group, to submit patient claims to Medicare and all other payors for reimbursement. On February 22, 2024, UnitedHealth Group announced that on February 21, 2024, Change Healthcare’s information technology systems were impacted by a cybersecurity incident. The Change Healthcare cybersecurity incident did not impact our day-to-day operations; however, we were delayed in submitting patient claims to certain non-Medicare payors. There was minimal impact to our Medicare claim submissions as we were able to quickly redirect our Medicare claims to an alternative clearinghouse. We are caught up with our non-Medicare claim submissions; however, we are

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
still experiencing delays in the collection of accounts receivable for certain non-Medicare payors which has resulted in a reduction of our operating cash flow and an estimated increase to our accounts receivable of approximately $25 million during the six-month period ended June 30, 2024.

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
Fair Value of Financial Instruments
The following details our financial instruments where the carrying value and the fair value differ (amounts in millions):

		Fair Value at Reporting Date Using
Financial Instrument	Carrying Value as of June 30, 2024	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
$450.0 million Term Loan	$355.1	$—	$360.6	$—

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

	For the Three- Month Periods Ended June 30,		For the Six- Month Periods Ended June 30,
	2024	2023	2024	2023
Weighted average number of shares outstanding - basic	32,706	32,579	32,688	32,568
Effect of dilutive securities:
Stock options	10	—	10	—
Non-vested stock and stock units	331	—	294	—
Weighted average number of shares outstanding - diluted	33,047	32,579	32,992	32,568
Anti-dilutive securities	224	622	472	552
3. INVESTMENTS
We consolidate investments when the entity is a variable interest entity ("VIE") and we are the primary beneficiary or if we have controlling interests in the entity, which is generally ownership in excess of 50%. Third-party equity interests in our consolidated joint ventures are reflected as noncontrolling interests in our condensed consolidated financial statements.
We account for investments in entities in which we have the ability to exercise significant influence under the equity method if we hold 50% or less of the voting stock and the entity is not a VIE in which we are the primary beneficiary. The book value of investments that we account for under the equity method of accounting was $48.0 million and $46.1 million as of June 30, 2024 and December 31, 2023, respectively, and is reflected in other assets within our condensed consolidated balance sheets.
We account for investments in entities in which we have less than 20% ownership interest under the cost method of accounting if we do not have the ability to exercise significant influence over the investee. The book value of investments that we account for under the cost method of accounting was $20.0 million as of June 30, 2024 and December 31, 2023 and is reflected in other assets within our condensed consolidated balance sheets.

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
As of June 30, 2024, we are consolidating all but one of our joint ventures with health system partners as well as the professional corporation as we have concluded that we are the primary beneficiary of these VIEs; the joint venture that is not consolidated is accounted for under the equity method of accounting. During the three-month period ended March 31, 2024, we entered into an agreement to wind-down and dissolve the operations of this unconsolidated joint venture. We are no longer admitting patients to this joint venture; the wind-down is expected to be completed during the third quarter.
The terms of the agreements with each VIE prohibit us from using the assets of the VIE to satisfy the obligations of other entities. The carrying amount of the VIEs’ assets and liabilities included in our condensed consolidated balance sheets are as follows (amounts in millions):

	As of June 30, 2024	As of December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$9.1	$8.8
Patient accounts receivable	7.9	9.0
Other current assets	—	0.1
Total current assets	17.0	17.9
Property and equipment	—	0.1
Operating lease right of use assets	0.1	0.1
Goodwill	8.5	8.5
Intangible assets	0.4	0.4
Other assets	0.2	0.3
Total assets	$26.2	$27.3
LIABILITIES
Current liabilities:
Accounts payable	$0.5	$0.5
Payroll and employee benefits	1.0	0.9
Accrued expenses	8.8	7.9
Total liabilities	$10.3	$9.3

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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
On June 28, 2024, Amedisys, UnitedHealth Group and certain of their respective subsidiaries entered into a purchase agreement and related agreements relating to the sale of certain Amedisys home health care centers and certain UnitedHealth Group care centers to VCG Luna, LLC, an affiliate of VitalCaring Group (the "Divestiture"). Consummation of the Divestiture is contingent on a number of conditions, including the consummation of the Merger which is expected to close in the second half of 2024.
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
We derecognized goodwill of $43.1 million in connection with the divestiture.
5. LONG-TERM OBLIGATIONS
Long-term debt consists of the following for the periods indicated (amounts in millions):

	June 30, 2024	December 31, 2023
$450.0 million Term Loan; interest rate at Base Rate plus Applicable Rate or Term SOFR plus Applicable Rate (7.2% at June 30, 2024); due July 30, 2026	$360.6	$371.9
$550.0 million Revolving Credit Facility; interest only payments; interest rate at Base Rate plus Applicable Rate or Term SOFR plus Applicable Rate; due July 30, 2026	—	—
Finance leases	30.6	28.9
Principal amount of long-term obligations	391.2	400.8
Deferred debt issuance costs	(2.1)	(2.6)
	389.1	398.2
Current portion of long-term obligations	(37.7)	(36.3)
Long-term obligations, less current portion	$351.4	$361.9
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
The loans issued under the Amended Credit Facility bear interest on a per annum basis, at our election, at either: (i) the Base Rate plus the Applicable Rate or (ii) the Term SOFR plus the Applicable Rate. The “Base Rate” means a fluctuating rate per annum equal to the highest of (a) the federal funds rate plus 0.50% per annum, (b) the prime rate of interest established by the Administrative Agent, and (c) the Term SOFR plus 1% per annum. The “Term SOFR” means the quoted rate per annum equal to the SOFR for an interest period of one or three months (as selected by us) plus the SOFR adjustment of 0.10%. The “Applicable Rate” is based on the consolidated leverage ratio and is presented in the table below. As of June 30, 2024, the Applicable Rate is 0.50% per annum for Base Rate loans and 1.50% per annum for Term SOFR loans. We are also subject to a

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
commitment fee and letter of credit fee under the terms of the Third Amended Credit Agreement, as presented in the table below.

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
The Third Amended Credit Agreement requires maintenance of two financial covenants: (i) a consolidated leverage ratio of funded indebtedness to Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), as defined in the Third Amended Credit Agreement, and (ii) a consolidated interest coverage ratio of EBITDA to cash interest charges, as defined in the Third Amended Credit Agreement. Each of these covenants is calculated over rolling four-quarter periods and also is subject to certain exceptions and baskets. The Third Amended Credit Agreement also contains customary covenants, including, but not limited to, restrictions on: incurrence of liens, incurrence of additional debt, sales of assets and other fundamental corporate changes, investments and declarations of dividends. These covenants contain customary exclusions and baskets as detailed in the Third Amended Credit Agreement. As of June 30, 2024, we are in compliance with our covenants under the Third Amended Credit Agreement.
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
As of June 30, 2024 and 2023, we had no outstanding borrowings under our $550.0 million Revolving Credit Facility. Our weighted average interest rate for borrowings under our Amended Term Loan Facility was 7.3% for the three and six-month periods ended June 30, 2024, respectively, and 6.7% and 6.4% for the three and six-month periods ended June 30, 2023, respectively.
As of June 30, 2024, our availability under our $550.0 million Revolving Credit Facility was $514.2 million as we have no outstanding borrowings and $35.8 million outstanding in letters of credit.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Joinder Agreements
In connection with the Compassionate Care Hospice ("CCH") acquisition, we entered into a Joinder Agreement, dated as of February 4, 2019 (the “CCH Joinder”), pursuant to which CCH and its subsidiaries were made parties to, and became subject to the terms and conditions of, the Amended Credit Agreement (now the Third Amended Credit Agreement), the Amended and Restated Security Agreement, dated as of June 29, 2018 (the “Amended and Restated Security Agreement”), and the Amended and Restated Pledge Agreement, dated as of June 29, 2018 (the “Amended and Restated Pledge Agreement”). In connection with the AseraCare acquisition, we entered into a Joinder Agreement, dated as of June 12, 2020, pursuant to which the AseraCare entities were made parties to, and became subject to the terms and conditions of, the Amended Credit Agreement (now the Third Amended Credit Agreement), the Amended and Restated Security Agreement and the Amended and Restated Pledge Agreement (the “AseraCare Joinder"). In connection with the Contessa acquisition, we entered into a Joinder Agreement, dated as of September 3, 2021, pursuant to which Contessa and its subsidiaries and Asana Hospice ("Asana"), which we acquired on January 1, 2020, and its subsidiaries were made parties to, and became subject to the terms and conditions of, the Second Amended Credit Agreement (now the Third Amended Credit Agreement), the Amended and Restated Security Agreement and the Amended and Restated Pledge Agreement (the “Contessa and Asana Joinder,” and together with the CCH Joinder and the AseraCare Joinder, the “Joinders”).
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
Finance Leases
Our outstanding finance leases totaling $30.6 million relate to leased equipment and fleet vehicles and bear interest rates ranging from 3.1% to 8.1%.

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

The recognition of income taxes at interim periods is completed using an estimated annual effective tax rate. The effective tax rate for the period is influenced by the relationship of the amount of “effective tax rate drivers” (i.e. non-deductible expenses, non-taxable income, tax credits, valuation allowance, uncertain tax positions, etc.) to income or loss before taxes. For the three and six-month periods ended June 30, 2024, the company incurred merger related expenses totaling $11.9 million and $32.6 million, respectively, which is a significant and unusual reduction to income before taxes and is inclusive of $9.9 million and $27.1 million, respectively, of “effective tax rate drivers.” Consequently, for the three and six-month periods ended June 30, 2024, the relationship between the “effective tax rate drivers” and income before taxes is distorted, resulting in an unusual effective tax rate.

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
In July 2010, our subsidiary that provides hospice services in Florence, South Carolina received from a ZPIC a request for records regarding a sample of 30 beneficiaries who received services from the subsidiary during the period of January 1, 2008 through March 31, 2010 (the “Review Period”) to determine whether the underlying services met pertinent Medicare payment requirements. We acquired the hospice operations subject to this review on August 1, 2009; the Review Period covered time periods both before and after our ownership of these hospice operations. Based on the ZPIC’s findings for 16 beneficiaries, which were extrapolated to all claims for hospice services provided by the Florence subsidiary billed during the Review Period, on June 6, 2011, the Medicare Administrative Contractor (“MAC”) for the subsidiary issued a notice of overpayment seeking recovery from our subsidiary of an alleged overpayment. We disputed these findings, and our Florence subsidiary filed appeals through the Original Medicare Standard Appeals Process, in which we sought to have those findings overturned. An administrative law judge ("ALJ") hearing was held in early January 2015. On January 18, 2016, we received a letter referencing the ALJ hearing decision for the overpayment issued on June 6, 2011. The decision was partially favorable with a new overpayment amount of $3.7 million with a balance owed of $5.6 million, including interest, based on 9 disputed claims (originally 16). We filed an appeal to the Medicare Appeals Council on the remaining 9 disputed claims and also argued that the statistical method used to select the sample was not valid. No assurances can be given as to the timing or outcome of the Medicare Appeals Council decision. As of June 30, 2024, Medicare has withheld payments of $5.7 million (including additional interest) as part of their standard procedures once this level of the appeal process has been reached. In the event we are not able to recoup this alleged overpayment, we are entitled to be indemnified by the prior owners of the hospice operations for amounts relating to the period prior to August 1, 2009. On January 10, 2019, an arbitration panel from the American Health Lawyers Association determined that the prior owners' liability for their indemnification obligation was $2.8 million. This amount is recorded as an indemnity receivable within other assets in our condensed consolidated balance sheets.
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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the Three-Month Period Ended June 30, 2024
	Home Health	Hospice	Personal Care(1)	High Acuity Care	Other(2)	Total
Net service revenue	$377.4	$204.0	$—	$9.8	$—	$591.2
Cost of service, inclusive of depreciation	216.0	104.6	—	6.4	—	327.0
General and administrative expenses	92.4	48.7	—	5.4	61.1	207.6
Depreciation and amortization	1.9	0.8	—	0.8	0.9	4.4
Operating expenses	310.3	154.1	—	12.6	62.0	539.0
Operating income (loss)	$67.1	$49.9	$—	$(2.8)	$(62.0)	$52.2

	For the Three-Month Period Ended June 30, 2023
	Home Health	Hospice	Personal Care(1)	High Acuity Care	Other(2)	Total
Net service revenue	$349.8	$199.2	$—	$4.0	$—	$553.0
Cost of service, inclusive of depreciation	194.5	98.8	—	4.2	—	297.5
General and administrative expenses	90.2	47.9	—	5.3	69.6	213.0
Depreciation and amortization	1.2	0.7	—	0.8	2.0	4.7
Operating expenses	285.9	147.4	—	10.3	71.6	515.2
Operating income (loss)	$63.9	$51.8	$—	$(6.3)	$(71.6)	$37.8

	For the Six-Month Period Ended June 30, 2024
	Home Health	Hospice	Personal Care(1)	High Acuity Care	Other(2)	Total
Net service revenue	$741.4	$405.0	$—	$16.2	$—	$1,162.6
Cost of service, inclusive of depreciation	426.4	209.9	—	12.2	—	648.5
General and administrative expenses	183.4	96.8	—	11.3	130.1	421.6
Depreciation and amortization	3.7	1.5	—	1.7	1.8	8.7
Operating expenses	613.5	308.2	—	25.2	131.9	1,078.8
Operating income (loss)	$127.9	$96.8	$—	$(9.0)	$(131.9)	$83.8

	For the Six-Month Period Ended June 30, 2023
	Home Health	Hospice	Personal Care(1)	High Acuity Care	Other(2)	Total
Net service revenue	$693.1	$392.6	$15.0	$8.7	$—	$1,109.4
Cost of service, inclusive of depreciation	391.5	200.2	11.1	9.7	—	612.5
General and administrative expenses	179.3	95.8	2.3	9.7	120.4	407.5
Depreciation and amortization	2.3	1.3	—	1.6	4.0	9.2
Operating expenses	573.1	297.3	13.4	21.0	124.4	1,029.2
Operating income (loss)	$120.0	$95.3	$1.6	$(12.3)	$(124.4)	$80.2

(1) We divested our personal care business on March 31, 2023.
(2) General and administrative expenses for our corporate support function includes $11.9 million and $32.6 million in merger-related expenses for the three and six-month periods ended June 30, 2024, respectively, and $19.5 million and $20.2 million in merger-related expenses for the three and six-month periods ended June 30, 2023, respectively.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9. RELATED PARTY TRANSACTIONS
We have an investment in Medalogix, a healthcare predictive data and analytics company, which is accounted for under the equity method. We incurred costs of approximately $3.2 million and $6.1 million during the three and six-month periods ended June 30, 2024, respectively, and $2.9 million and $5.3 million during the three and six-month periods ended June 30, 2023, respectively, in connection with our usage of Medalogix's analytics platforms.
We have an investment in a home health benefit manager, which is accounted for under the cost method. We incurred costs of approximately $0.2 million and $0.5 million during the three and six-month periods ended June 30, 2024, respectively, and less than $0.1 million and $0.1 million during the three and six-month periods ended June 30, 2023, respectively, in connection with our usage of the home health benefit manager's services.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition for the three and six-month periods ended June 30, 2024. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included herein, and the consolidated financial statements and notes and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 22, 2024 (the “Form 10-K”). Historical results that appear in the condensed consolidated financial statements should not be interpreted as being indicative of future operations.
Unless otherwise provided, “Amedisys,” “we,” “our,” and “the Company” refer to Amedisys, Inc. and our consolidated subsidiaries.
Overview
We are a provider of high-quality in-home healthcare and related services to the chronic, co-morbid, aging American population with approximately 69% and 70% of our consolidated net service revenue derived from Medicare for the three and six-month periods ended June 30, 2024, respectively, and approximately 74% and 73% of our consolidated net service revenue derived from Medicare for the three and six-month periods ended June 30, 2023.
Our operations involve servicing patients through our three reportable business segments: home health, hospice and high acuity care. We divested our personal care business on March 31, 2023. Our home health segment delivers a wide range of services in the homes of individuals who may be recovering from an illness, injury or surgery. Our hospice segment provides care that is designed to provide comfort and support for those who are facing a terminal illness. Our high acuity care segment delivers the essential elements of inpatient hospital, palliative and skilled nursing facility ("SNF") care to patients in their homes. As of June 30, 2024, we owned and operated 346 Medicare-certified home health care centers, 164 Medicare-certified hospice care centers and 9 admitting high acuity care joint ventures in 37 states within the United States and the District of Columbia.
Care Centers Summary (Includes Unconsolidated Joint Ventures)

	Home Health	Hospice	Personal Care	High Acuity Care
As of December 31, 2023	346	165	—	10
Acquisitions/Startups/De Novos	—	—	—	—
Divestitures/Closures/Consolidations	—	(1)	—	(1)
As of June 30, 2024	346	164	—	9
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
On June 28, 2024, Amedisys, UnitedHealth Group and certain of their respective subsidiaries entered into a purchase agreement and related agreements relating to the sale of certain Amedisys home health care centers and certain UnitedHealth Group care centers to VCG Luna, LLC, an affiliate of VitalCaring Group (the "Divestiture"). Consummation of the Divestiture is contingent on a number of conditions, including the consummation of the Merger which is expected to close in the second half of 2024.
Termination of Option Care Health, Inc. ("OPCH") Merger Agreement
As previously disclosed in Amedisys' Current Report on Form 8-K filed with the SEC on May 3, 2023 and its Quarterly Report on Form 10-Q filed with the SEC on May 4, 2023, Amedisys entered into an Agreement and Plan of Merger on May 3, 2023 (the “OPCH Merger Agreement”) with OPCH, a Delaware corporation and Uintah Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of OPCH (“OPCH Merger Sub”). On June 26, 2023, Amedisys, OPCH and OPCH Merger Sub entered into the Termination Agreement (the “Termination Agreement”), pursuant to which the parties thereto agreed to terminate the OPCH Merger Agreement and grant mutual releases by the parties of all claims against the other parties based upon, arising from, in connection with or relating to the OPCH Merger Agreement. Pursuant to the terms of the Termination Agreement, each of the termination of the OPCH Merger Agreement and the mutual releases provided for in the Termination Agreement would become effective upon receipt by OPCH of a $106,000,000 termination fee payable by, or on behalf of, Amedisys within 24 hours of the execution of the Termination Agreement (i.e., before the market open on June 27, 2023). On June 26, 2023, following the execution of the Termination Agreement, UnitedHealth Group, on behalf of Amedisys, delivered funds to OPCH in an amount equal to $106,000,000, representing the termination fee payable to OPCH under the OPCH Merger Agreement and the Termination Agreement, satisfying the condition precedent to the effectiveness of the termination of the OPCH Merger Agreement and the releases contained in the Termination Agreement. If the Merger Agreement is terminated under certain specified circumstances, Amedisys may be required to reimburse UnitedHealth Group for the $106,000,000 termination fee that UnitedHealth Group, on Amedisys’ behalf, paid to OPCH in addition to the $125,000,000 termination fee payable by Amedisys to UnitedHealth Group upon termination of the Merger Agreement. The $106,000,000 termination fee was recorded to other income (expense) within our condensed consolidated statement of operations with a corresponding liability to termination fee paid by UnitedHealth Group within our condensed consolidated balance sheet during the three-month period ended June 30, 2023.
Personal Care Divestiture
On March 31, 2023, we sold our personal care business. We received net proceeds of $47.8 million and recognized a loss of $2.2 million in connection with the divestiture during the three-month period ended March 31, 2023.
The Centers for Medicare and Medicaid Services ("CMS") Payment Updates
Hospice
On July 28, 2023, CMS issued the final rule to update hospice payment rates and the wage index for fiscal year 2024, effective for services provided beginning October 1, 2023. CMS estimated hospices serving Medicare beneficiaries would see a 3.1% increase in payments. This increase was the result of a 3.3% market basket adjustment as required under the Patient Protection and Affordable Healthcare Act and the Health Care and Education Reconciliation Act ("PPACA") less a 0.2% productivity adjustment. Additionally, CMS increased the aggregate cap amount by 3.1% to $33,494. Our company-specific impact has been in line with CMS' estimate.
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

Home Health
On November 1, 2023, CMS issued the Calendar Year ("CY") 2024 Final Rule for Medicare home health providers. CMS estimated that the final rule would result in a 0.8% increase in payments to home health providers. This increase was the result of a 3.0% payment update (3.3% market basket adjustment less a 0.3% productivity adjustment) and an increase of 0.4% for the update to the fixed-dollar loss ratio used in determining outlier payments offset by a permanent adjustment of -2.6% based on the difference between assumed and actual behavior changes resulting from the implementation of the Patient-Driven Groupings Model ("PDGM"). The -2.6% permanent adjustment was derived from a -2.890% adjustment which was only applied to the 30-day payment rate and not the low utilization payment adjustment. The -2.890% was only half of the total proposed adjustment. The remaining adjustment was to be considered in future rulemaking. Our company-specific impact has been in line with CMS' estimate.
In addition to permanent adjustments, CMS also has discretion to make temporary adjustments through calendar year 2026; however, CMS elected not to implement a temporary adjustment for calendar year 2024.
On June 26, 2024, CMS issued the CY 2025 Proposed Rule for Medicare home health providers. CMS estimates that the proposed rule will result in a 1.7% decrease in payments to home health providers. This decrease is the result of a 2.5% payment update (3.0% market basket adjustment less a 0.5% productivity adjustment) offset by a decrease of 0.6% for the update to the fixed-dollar loss ratio used in determining outlier payments and a permanent adjustment of -3.6% based on the difference between assumed and actual behavior changes resulting from the implementation of PDGM. Based on our analysis of the proposed rule, we expect our impact to be in line with the 1.7% decrease.
Results of Operations
Three-Month Period Ended June 30, 2024 Compared to the Three-Month Period Ended June 30, 2023
Consolidated
The following table summarizes our consolidated results of operations (amounts in millions):

	For the Three-Month Periods Ended June 30,
	2024	2023
Net service revenue	$591.2	$553.0
Cost of service, inclusive of depreciation	327.0	297.5
Gross margin	264.2	255.5
% of revenue	44.7%	46.2%
General and administrative expenses	207.6	213.0
% of revenue	35.1%	38.5%
Depreciation and amortization	4.4	4.7
Operating income	52.2	37.8
Total other expense, net	(3.0)	(100.0)
Income tax expense	(16.6)	(18.3)
Effective income tax rate	33.8%	29.3%
Net income (loss)	32.6	(80.5)
Net (income) loss attributable to noncontrolling interests	(0.3)	0.2
Net income (loss) attributable to Amedisys, Inc.	$32.3	$(80.3)

On a consolidated basis, our operating income increased $14 million on a $38 million increase in net service revenue. Our year-over-year results reflect a decrease in our merger-related expenses totaling $8 million. Excluding this item, our operating income increased $6 million on a $38 million increase in net service revenue due to rate increases, home health volume growth and savings generated on the first performance year of our risk-based palliative care contract partially offset by planned wage increases, wage inflation, a shift in our home health payor mix, investments in hospice clinical staffing and an increase in our health insurance costs.
Our operating results reflect a $5 million decrease in our general and administrative expenses compared to the prior year. Excluding the decrease in our merger-related expenses ($8 million), our general and administrative expenses increased $3 million primarily due to planned wage increases, an increase in our health insurance costs and higher legal and information technology fees partially offset by lower acquisition and integration costs, savings associated with clinical optimization and reorganization initiatives and lower incentive compensation costs resulting from CEO transition costs incurred in the prior year.
Total other expense, net includes the following items (amounts in millions):

	For the Three-Month Periods Ended June 30,
	2024	2023
Interest income	$1.6	$0.7
Interest expense	(7.9)	(7.5)
Equity in earnings from equity method investments	1.5	8.0
Merger termination fee	—	(106.0)
Miscellaneous, net	1.8	4.7
Total other expense, net	$(3.0)	$(100.0)
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

Home Health Segment
The following table summarizes our home health segment results of operations:

	For the Three-Month Periods Ended June 30,
	2024	2023
Financial Information (in millions):
Medicare	$216.1	$219.8
Non-Medicare	161.3	130.0
Net service revenue	377.4	349.8
Cost of service, inclusive of depreciation	216.0	194.5
Gross margin	161.4	155.3
General and administrative expenses	92.4	90.2
Depreciation and amortization	1.9	1.2
Operating income	$67.1	$63.9
Same Store Growth(1):
Medicare revenue	(2%)	(1%)
Non-Medicare revenue	24%	10%
Total admissions	13%	4%
Total volume(2)	9%	3%
Key Statistical Data - Total(3):
Admissions	110,188	97,453
Recertifications	46,170	45,808
Total volume	156,358	143,261

Medicare completed episodes	73,000	74,848
Average Medicare revenue per completed episode(4)	$3,036	$3,005
Medicare visits per completed episode(5)	12.2	12.5

Visiting clinician cost per visit	$106.00	$99.81
Clinical manager cost per visit	11.89	11.14
Total cost per visit	$117.89	$110.95
Visits	1,831,990	1,752,449
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

Operating Results
Overall, our operating income increased $3 million on a $28 million increase in net service revenue primarily due to volume growth and rate increases which were partially offset by a shift in our payor mix, planned wage increases, an increase in new hire pay, wage inflation and higher health insurance costs.

Net Service Revenue
Our net service revenue increased $28 million as a result of total volume growth of 9% and rate increases (both Medicare and per visit).
Cost of Service, Inclusive of Depreciation
Our cost of service consists of costs associated with direct clinician care in the homes of our patients as well as the cost of clinical managers who monitor the overall delivery of care. Overall, our total cost of service increased 11% due to a 6% increase in our total cost per visit and a 5% increase in total visits year over year. The 6% increase in our total cost per visit is primarily due to planned wage increases, an increase in new hire pay, wage inflation, an increase in health insurance costs and visit mix. The increase in total visits is driven by our 9% increase in total volume.
General and Administrative Expenses
Our general and administrative expenses increased $2 million due to planned wage increases and higher health insurance costs partially offset by savings associated with clinical optimization and reorganization initiatives.
Hospice Segment
The following table summarizes our hospice segment results of operations:

	For the Three-Month Periods Ended June 30,
	2024	2023
Financial Information (in millions):
Medicare	$193.7	$188.2
Non-Medicare	10.3	11.0
Net service revenue	204.0	199.2
Cost of service, inclusive of depreciation	104.6	98.8
Gross margin	99.4	100.4
General and administrative expenses	48.7	47.9
Depreciation and amortization	0.8	0.7
Operating income	$49.9	$51.8
Same Store Growth(1):
Medicare revenue	3%	—%
Hospice admissions	(2%)	(6%)
Average daily census	—%	(2%)
Key Statistical Data - Total(2):
Hospice admissions	12,124	12,395
Average daily census	12,968	12,918
Revenue per day, net	$172.88	$169.47
Cost of service per day	$88.65	$84.03
Average discharge length of stay	90	90
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
Operating Results
Overall, our operating income decreased $2 million on a $5 million increase in net service revenue as the the increase in reimbursement effective October 1, 2023 and an increase in our average daily census were offset by planned wage increases, wage inflation, investments in hospice clinical staffing and an increase in our health insurance costs.

Net Service Revenue
Our net service revenue increased $5 million due to the increase in reimbursement effective October 1, 2023 and an increase in our average daily census.
Cost of Service, Inclusive of Depreciation
Our hospice cost of service increased 6% primarily due to a 5% increase in our cost of service per day. The increase in our cost of service per day is due to planned wage increases, wage inflation, investments in hospice clinical staffing and an increase in our health insurance costs. These items were partially offset by lower contractor utilization.
General and Administrative Expenses
Our general and administrative expenses increased $1 million due to planned wage increases and higher health insurance costs partially offset by savings associated with clinical optimization and reorganization initiatives.
High Acuity Care Segment
The following table summarizes our high acuity care segment results of operations:

	For the Three-Month Periods Ended June 30,
	2024	2023
Financial Information (in millions):
Medicare	$—	$—
Non-Medicare	9.8	4.0
Net service revenue	9.8	4.0
Cost of service, inclusive of depreciation	6.4	4.2
Gross margin	3.4	(0.2)
General and administrative expenses	5.4	5.3
Depreciation and amortization	0.8	0.8
Operating loss	$(2.8)	$(6.3)
Key Statistical Data - Total:
Full risk admissions	157	186
Limited risk admissions	675	348
Total admissions	832	534
Total admissions growth	56%	55%

Full risk revenue per episode	$10,124	$9,303
Limited risk revenue per episode	$6,816	$6,098

Number of admitting joint ventures	9	10
Operating Results
Our year over year results were impacted by growth in our home recovery care services and savings generated on the first performance year of our risk-based palliative care contract.
We expect our high acuity care segment to continue to generate operating losses; however, we also expect improvement as we leverage our operating structure through growth in current and future joint ventures and expansion of palliative care at home arrangements.
Net Service Revenue
Our net service revenue increased $6 million as a result of growth in our home recovery care services and savings generated on the first performance year of our risk-based palliative care contract. Our high acuity care segment achieved its highest total admissions volume since inception during the three-month period ended June 30, 2024.

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
General and Administrative Expenses
Our general and administrative expenses, which primarily consist of salaries, benefits and incentive compensation costs, were flat year over year.
Corporate
The following table summarizes our corporate results of operations:

	For the Three-Month Periods Ended June 30,
	2024	2023
Financial Information (in millions):
General and administrative expenses	$61.1	$69.6
Depreciation and amortization	0.9	2.0
Total operating expenses	$62.0	$71.6
Corporate expenses consist of costs related to our executive management and corporate and administrative support functions, primarily information services, accounting, finance, billing and collections, legal, compliance, risk management, procurement, marketing, clinical administration, training, human resources and administration.
Corporate general and administrative expenses decreased $9 million year over year, which is inclusive of a decrease in merger-related expenses totaling $8 million. Excluding these costs, our corporate general and administrative expenses decreased $1 million primarily due to lower incentive compensation costs resulting from CEO transition cost incurred in the prior year, lower acquisition and integration costs and lower costs associated with clinical optimization and reorganization initiatives. These items were partially offset by planned wage increases, higher health insurance costs and higher legal and information technology fees.
Corporate depreciation and amortization decreased $1 million year over year due to a reduction in amortization expense related to non-compete agreements that were fully amortized as of June 30, 2023.

Six-Month Period Ended June 30, 2024 Compared to the Six-Month Period Ended June 30, 2023
Consolidated
The following table summarizes our consolidated results of operations (amounts in millions):

	For the Six-Month Periods Ended June 30,
	2024	2023
Net service revenue	$1,162.6	$1,109.4
Cost of service, inclusive of depreciation	648.5	612.5
Gross margin	514.1	496.9
% of revenue	44.2%	44.8%
General and administrative expenses	421.6	407.5
% of revenue	36.3%	36.7%
Depreciation and amortization	8.7	9.2
Operating income	83.8	80.2
Total other expense, net	(7.4)	(107.7)
Income tax expense	(29.3)	(28.0)
Effective income tax rate	38.3%	101.9%
Net income (loss)	47.2	(55.5)
Net (income) loss attributable to noncontrolling interests	(0.5)	0.5
Net income (loss) attributable to Amedisys, Inc.	$46.7	$(55.0)

On a consolidated basis, our operating income increased $4 million on a $53 million increase in net service revenue. Our year-over-year results were impacted by an increase in our merger-related expenses totaling $12 million and the divestiture of our personal care line of business (which contributed $15 million in revenue and $2 million in operating income in the prior year). Excluding these items, our operating income increased $18 million on a $68 million increase in net service revenue due to rate increases and home health volume growth partially offset by planned wage increases, wage inflation, a shift in our home health payor mix, investments in hospice clinical staffing, an increase in our health insurance costs and an increase in our general and administrative expenses.
Our operating results reflect a $14 million increase in our general and administrative expenses compared to the prior year. Excluding the increase in our merger-related expenses ($12 million) and the general and administrative expenses of our personal care line of business ($2 million in the prior year), our general and administrative expenses increased $4 million as higher incentive compensation costs, planned wage increases, an increase in our health insurance costs and higher legal and information technology fees were partially offset by lower acquisition and integration costs and savings associated with clinical optimization and reorganization initiatives.
Total other expense, net includes the following items (amounts in millions):

	For the Six-Month Periods Ended June 30,
	2024	2023
Interest income	$3.3	$1.1
Interest expense	(16.0)	(15.0)
Equity in earnings from equity method investments	2.4	8.1
Merger termination fee	—	(106.0)
Miscellaneous, net	2.9	4.1
Total other expense, net	$(7.4)	$(107.7)
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

Home Health Segment
The following table summarizes our home health segment results of operations:

	For the Six-Month Periods Ended June 30,
	2024	2023
Financial Information (in millions):
Medicare	$431.9	$435.2
Non-Medicare	309.5	257.9
Net service revenue	741.4	693.1
Cost of service, inclusive of depreciation	426.4	391.5
Gross margin	315.0	301.6
General and administrative expenses	183.4	179.3
Depreciation and amortization	3.7	2.3
Operating income	$127.9	$120.0
Same Store Growth(1):
Medicare revenue	(1%)	(4%)
Non-Medicare revenue	20%	11%
Total admissions	12%	6%
Total volume(2)	8%	4%
Key Statistical Data - Total(3):
Admissions	222,403	199,416
Recertifications	90,131	89,133
Total volume	312,534	288,549

Medicare completed episodes	145,998	148,411
Average Medicare revenue per completed episode(4)	$3,017	$2,990
Medicare visits per completed episode(5)	12.0	12.4

Visiting clinician cost per visit	$105.68	$99.83
Clinical manager cost per visit	11.95	11.13
Total cost per visit	$117.63	$110.96
Visits	3,624,619	3,527,655
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
Operating Results
Overall, our operating income increased $8 million on a $48 million increase in net service revenue as volume growth and rate increases were partially offset by a shift in our payor mix, planned wage increases, an increase in new hire pay, wage inflation, higher health insurance costs and an increase in our general and administrative expenses.
Net Service Revenue
Our net service revenue increased $48 million as a result of total volume growth of 8% and rate increases.

Cost of Service, Inclusive of Depreciation
Overall, our total cost of service increased 9% due to a 6% increase in our total cost per visit and a 3% increase in total visits year over year driven by growth in volume. The 6% increase in our total cost per visit is primarily due to planned wage increases, an increase in new hire pay, wage inflation, an increase in health insurance costs and visit mix.
General and Administrative Expenses
Our general and administrative expenses increased $4 million due to planned wage increases, higher incentive compensation costs and an increase in our health insurance costs partially offset by savings associated with clinical optimization and reorganization initiatives.
Hospice Segment
The following table summarizes our hospice segment results of operations:

	For the Six-Month Periods Ended June 30,
	2024	2023
Financial Information (in millions):
Medicare	$383.7	$370.9
Non-Medicare	21.3	21.7
Net service revenue	405.0	392.6
Cost of service, inclusive of depreciation	209.9	200.2
Gross margin	195.1	192.4
General and administrative expenses	96.8	95.8
Depreciation and amortization	1.5	1.3
Operating income	$96.8	$95.3
Same Store Growth(1):
Medicare revenue	3%	—%
Hospice admissions	(2%)	(6%)
Average daily census	—%	(1%)
Key Statistical Data - Total(2):
Hospice admissions	24,781	25,393
Average daily census	12,867	12,825
Revenue per day, net	$172.96	$169.15
Cost of service per day	$89.63	$86.24
Average discharge length of stay	91	90
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
Operating Results
Overall, our operating income increased $2 million on a $12 million increase in net service revenue as the increase in reimbursement effective October 1, 2023, an increase in our average daily census and savings associated with clinical optimization and reorganization initiatives were partially offset by planned wage increases, wage inflation, investments in hospice clinical staffing and an increase in our health insurance costs.
Net Service Revenue
Our net service revenue increased $12 million due to the increase in reimbursement effective October 1, 2023, one additional calendar day in 2024 versus 2023 and an increase in our average daily census.

Cost of Service, Inclusive of Depreciation
Our hospice cost of service increased 5% primarily due to a 4% increase in our cost of service per day and a 1% increase in our hospice days. The increase in our cost of service per day is due to planned wage increases, wage inflation, investments in hospice clinical staffing and an increase in our health insurance costs. These items were partially offset by savings associated with clinical optimization and reorganization initiatives, lower contractor utilization and a new pharmacy contract effective during the three-month period ended June 30, 2023.
General and Administrative Expenses
Our general and administrative expenses increased $1 million primarily due to planned wage increases, higher incentive compensation costs and an increase in our health insurance costs partially offset by savings associated with clinical optimization and reorganization initiatives and lower travel spend.
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

High Acuity Care Segment
The following table summarizes our high acuity care segment results of operations:

	For the Six-Month Periods Ended June 30,
	2024	2023
Financial Information (in millions):
Medicare	$—	$—
Non-Medicare	16.2	8.7
Net service revenue	16.2	8.7
Cost of service, inclusive of depreciation	12.2	9.7
Gross margin	4.0	(1.0)
General and administrative expenses	11.3	9.7
Depreciation and amortization	1.7	1.6
Operating loss	$(9.0)	$(12.3)
Key Statistical Data - Total:
Full risk admissions	296	344
Limited risk admissions	1,297	807
Total admissions	1,593	1,151
Total admissions growth	38%	70%

Full risk revenue per episode	$10,100	$10,236
Limited risk revenue per episode	$6,799	$5,878

Number of admitting joint ventures	9	10
Operating Results
Our year over year results were impacted by growth in our home recovery care services, savings generated on the first performance year of our risk-based palliative care contract and the reversal of incentive compensation costs in prior year ($1 million favorable impact on prior year general and administrative expenses).
We expect our high acuity care segment to continue to generate operating losses; however, we also expect improvement as we leverage our operating structure through growth in current and future joint ventures and expansion of palliative care at home arrangements.
Net Service Revenue
Our net service revenue increased as a result of growth in our home recovery care services and savings generated on the first performance year of our risk-based palliative care contract. Our high acuity care segment achieved its highest total admissions volume since inception during the six-month period ended June 30, 2024.
Cost of Service, Inclusive of Depreciation
Our cost of service consists primarily of medical costs associated with direct clinician care provided to our patients during the applicable episode period, costs associated with our VCU which enables us to provide monitoring services and facilitates virtual patient rounding visits via telehealth and costs associated with resources to support our risk-based palliative care at home contract as well as other palliative care arrangements. The increase in cost of service over prior year is related to growth in volume.
General and Administrative Expenses
Our general and administrative expenses, which primarily consist of salaries, benefits and incentive compensation costs, increased $2 million primarily due to higher incentive compensation costs (resulting from the reversal of incentive compensation costs in prior year) and planned wage increases.

Corporate
The following table summarizes our corporate results of operations:

	For the Six-Month Periods Ended June 30,
	2024	2023
Financial Information (in millions):
General and administrative expenses	$130.1	$120.4
Depreciation and amortization	1.8	4.0
Total operating expenses	$131.9	$124.4
Corporate general and administrative expenses increased $10 million year over year, which is inclusive of an increase in merger-related expenses totaling $12 million. Excluding these costs, our corporate general and administrative expenses decreased $2 million primarily due to lower acquisition and integration costs and lower costs associated with clinical optimization and reorganization initiatives. These items were partially offset by planned wage increases, an increase in our health insurance costs and higher legal and information technology fees.
Corporate depreciation and amortization decreased $2 million year over year due to a reduction in amortization expense related to non-compete agreements that were fully amortized as of June 30, 2023.

Liquidity and Capital Resources
Cash Flows
The following table summarizes our cash flows for the periods indicated (amounts in millions):

	For the Six-Month Periods Ended June 30,
	2024	2023
Cash provided by operating activities	$45.7	$86.7
Cash (used in) provided by investing activities	(4.6)	38.2
Cash used in financing activities	(22.6)	(67.8)
Net increase in cash, cash equivalents and restricted cash	18.5	57.1
Cash, cash equivalents and restricted cash at beginning of period	138.9	54.1
Cash, cash equivalents and restricted cash at end of period	$157.4	$111.2

Our operating cash flow decreased $41.0 million during the six-month period ended June 30, 2024 compared to the six-month period ended June 30, 2023 primarily due to delays in the billing and collection of accounts receivable as a result of the Change Healthcare outage described below under "Liquidity" and other payor contract setup issues, both of which have also resulted in an increase in days revenue outstanding of 8.7 days compared to 2023.
Our investing activities primarily consist of the purchase of property and equipment and technology assets, investments and acquisitions/divestitures. Cash used in investing activities totaled $4.6 million during the six-month period ended June 30, 2024 and was primarily related to the purchase of property and equipment and investments in technology assets. Cash provided by investing activities totaled $38.2 million during the six-month period ended June 30, 2023 and was primarily related to the divestiture of our personal care line of business.
Our financing activities primarily consist of borrowings under our term loan and/or revolving credit facility, repayments of borrowings, the remittance of taxes associated with shares withheld on non-cash compensation and noncontrolling interest contributions and distributions. Cash used in financing activities totaled $22.6 million and $67.8 million during the six-month periods ended June 30, 2024 and 2023, respectively, and was primarily related to the repayment of borrowings and the remittance of taxes associated with shares withheld on non-cash compensation. Net proceeds from the divestiture of our personal care line of business were used to pay down a portion of our outstanding term loan borrowings during the three-month period ended March 31, 2023.
Liquidity
Typically, our principal source of liquidity is the collection of our patient accounts receivable, primarily through the Medicare program. In addition to our collection of patient accounts receivable, from time to time, we can and do obtain additional sources of liquidity by the incurrence of additional indebtedness.
The Company uses Change Healthcare, a subsidiary of UnitedHealth Group, to submit patient claims to Medicare and all other payors for reimbursement. On February 22, 2024, UnitedHealth Group announced that on February 21, 2024, Change Healthcare’s information technology systems were impacted by a cybersecurity incident. The Change Healthcare cybersecurity incident did not impact our day-to-day operations; however, we were delayed in submitting patient claims to certain non-Medicare payors. There was minimal impact to our Medicare claim submissions as we were able to quickly redirect our Medicare claims to an alternative clearinghouse. We are caught up with our non-Medicare claim submissions; however, we are still experiencing delays in the collection of accounts receivable for certain non-Medicare payors which has resulted in a reduction of our operating cash flow and an estimated increase to our accounts receivable of approximately $25 million during the six month-period ended June 30, 2024.
During the six-month period ended June 30, 2024, we spent $4.5 million in capital expenditures and investments in technology assets as compared to $9.4 million during the six-month period ended June 30, 2023. Our capital expenditures and investments in technology assets for 2024 are expected to be approximately $7.0 million to $8.0 million, excluding the impact of any future acquisitions.

As of June 30, 2024, we had $149.9 million in cash and cash equivalents and $514.2 million in availability under our $550.0 million Revolving Credit Facility.
Based on our operating forecasts and our debt service requirements, we believe we will have sufficient liquidity to fund our operations, capital requirements and debt service requirements for the next twelve months and beyond.
Outstanding Patient Accounts Receivable
Our patient accounts receivable increased $44 million from December 31, 2023. Our cash collections as a percentage of revenue was 97% and 101% for the six-month periods ended June 30, 2024 and 2023, respectively. Our days revenue outstanding at June 30, 2024 was 52.1 days, which is an increase of 4.4 days from December 31, 2023 and an increase of 8.7 days when compared to June 30, 2023. These metrics were impacted by an increase in our non-Medicare net service revenue, the Change Healthcare outage described above as well as other payor contract setup issues.
Our patient accounts receivable includes unbilled receivables which are aged based upon our initial service date. We monitor unbilled receivables on a care center by care center basis to ensure that all efforts are made to bill claims within timely filing deadlines. Our unbilled patient accounts receivable can be impacted by pre-claim reviews in the Review Choice Demonstration states or under the Targeted Probe and Educate program, voluntary pre-bill edits and reviews, efforts to secure needed documentation to bill (orders, consents, etc.), integrations of recent acquisitions, changes of ownership and any regulatory and procedural updates impacting claim submissions. The timely filing deadline for Medicare is one year from the date of the last billable service in the 30-day billing period and varies by state for Medicaid-reimbursable services and among insurance companies and other private payors.
The following schedules detail our patient accounts receivable, by payor class, aged based upon initial date of service (amounts in millions, except days revenue outstanding):

	0-90	91-180	181-365	Over 365	Total
At June 30, 2024:
Medicare patient accounts receivable	$181.3	$10.4	$2.4	$—	$194.1
Other patient accounts receivable:
Medicaid	22.3	2.8	0.9	—	26.0
Private	110.2	23.9	2.7	—	136.8
Total	$132.5	$26.7	$3.6	$—	$162.8
Total patient accounts receivable					$356.9
Days revenue outstanding (1)					52.1
	0-90	91-180	181-365	Over 365	Total
At December 31, 2023:
Medicare patient accounts receivable	$190.3	$16.1	$6.4	$1.9	$214.7
Other patient accounts receivable:
Medicaid	17.8	1.4	0.5	—	19.7
Private	67.4	6.6	5.0	—	79.0
Total	$85.2	$8.0	$5.5	$—	$98.7
Total patient accounts receivable					$313.4
Days revenue outstanding (1)					47.7

(1)Our calculation of days revenue outstanding is derived by dividing our ending patient accounts receivable at June 30, 2024 and December 31, 2023 by our average daily net service revenue for the three-month periods ended June 30, 2024 and December 31, 2023, respectively.

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
As of June 30, 2024 and 2023, we had no outstanding borrowings under our $550.0 million Revolving Credit Facility. Our weighted average interest rate for borrowings under our Amended Term Loan Facility was 7.3% for the three and six-month periods ended June 30, 2024, respectively, and 6.7% and 6.4% for the three and six-month periods ended June 30, 2023, respectively.
As of June 30, 2024, our availability under our $550.0 million Revolving Credit Facility was $514.2 million as we have no outstanding borrowings and $35.8 million outstanding in letters of credit. We are in compliance with our covenants under the Third Amended Credit Agreement as of June 30, 2024.
See Note 5 - Long-Term Obligations to our condensed consolidated financial statements for additional details on our outstanding long-term obligations.
Inflation
Our operations have been materially impacted by the current inflationary environment as we have experienced inflation in our labor costs. We expect inflation to continue to impact our operations throughout 2024. As of June 30, 2024, the impacts of inflation on our results of operations have been partially mitigated by rate increases and clinical optimization and reorganization initiatives. No assurance can be given as to our ability to offset the impacts of inflation in the future.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from fluctuations in interest rates. Our Term Loan and Revolving Credit Facility carry a floating interest rate which is tied to the Secured Overnight Financing Rate ("SOFR") and the Prime Rate, and therefore, our condensed consolidated statements of operations and our condensed consolidated statements of cash flows are exposed to changes in interest rates. As of June 30, 2024, the total amount of outstanding debt subject to interest rate fluctuations was $360.6 million. A 1.0% interest rate change would cause interest expense to change by approximately $3.6 million annually, assuming the Company makes no principal repayments.

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
In connection with the preparation of this Quarterly Report on Form 10-Q, as of June 30, 2024, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.
Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2024, the end of the period covered by this Quarterly Report.
Changes in Internal Controls
There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have occurred during the quarter ended June 30, 2024, that have materially impacted, or are reasonably likely to materially impact, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and, based on an evaluation of our controls and procedures, our principal executive officer and our principal financial officer concluded our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2024, the end of the period covered by this Quarterly Report.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides the information with respect to purchases made by us of shares of our common stock during each of the months during the three-month period ended June 30, 2024. The amounts below only relate to employee stock activity as the Merger Agreement limits the Company's ability to repurchase shares of common stock prior to the completion of the Merger, subject to certain exceptions:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
April 1, 2024 to April 30, 2024	596		$92.42	—	$—
May 1, 2024 to May 31, 2024	25,734		92.08	—	—
June 1, 2024 to June 30, 2024	12,630		91.34	—	—
	38,960	(1)	$91.85	—	$—

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
Allyson D. Guidroz
Principal Accounting Officer and
Duly Authorized Officer
Date: July 25, 2024