Form 10-Q
period 2024-09-30
AMEDISYS INC
filed 2024-11-07
CIK 896262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, is as follows: Common stock, $0.001 par value, 32,751,131 shares outstanding as of November 1, 2024.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMEDISYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	September 30, 2024 (Unaudited)	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$245,450	$126,450
Restricted cash	—	12,413
Patient accounts receivable	301,050	313,373
Prepaid expenses	20,485	14,639
Other current assets	12,962	30,060
Total current assets	579,947	496,935
Property and equipment, net of accumulated depreciation of $101,003 and $92,422	42,000	41,845
Operating lease right of use assets	85,110	88,939
Goodwill	1,244,679	1,244,679
Intangible assets, net of accumulated amortization of $17,603 and $14,008	99,698	102,675
Other assets	87,680	85,097
Total assets	$2,139,114	$2,060,170
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$32,117	$28,237
Payroll and employee benefits	138,374	136,835
Accrued expenses	145,611	140,049
Termination fee paid by UnitedHealth Group	106,000	106,000
Current portion of long-term obligations	37,478	36,314
Current portion of operating lease liabilities	26,441	26,286
Total current liabilities	486,021	473,721
Long-term obligations, less current portion	344,428	361,862
Operating lease liabilities, less current portion	59,323	62,751
Deferred income tax liabilities	48,017	40,635
Other long-term obligations	886	1,418
Total liabilities	938,675	940,387
Commitments and Contingencies—Note 7
Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized; 38,267,133 and 38,131,478 shares issued; 32,751,131 and 32,667,631 shares outstanding	38	38
Additional paid-in capital	809,655	787,177
Treasury stock, at cost, 5,516,002 and 5,463,847 shares of common stock	(473,466)	(468,626)
Retained earnings	811,537	747,925
Total Amedisys, Inc. stockholders’ equity	1,147,764	1,066,514
Noncontrolling interests	52,675	53,269
Total equity	1,200,439	1,119,783
Total liabilities and equity	$2,139,114	$2,060,170
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	For the Three-Month Periods Ended September 30,		For the Nine-Month Periods Ended September 30,
	2024	2023	2024	2023
Net service revenue	$587,671	$556,237	$1,750,272	$1,665,594
Operating expenses:
Cost of service, inclusive of depreciation	337,563	311,628	986,033	924,093
General and administrative expenses:
Salaries and benefits	134,833	129,083	392,102	380,926
Non-cash compensation	6,726	6,612	21,987	18,968
Merger-related expenses	16,669	4,980	49,237	25,151
Depreciation and amortization	4,774	4,436	13,431	13,604
Other	56,777	57,287	173,320	180,467
Total operating expenses	557,342	514,026	1,636,110	1,543,209
Operating income	30,329	42,211	114,162	122,385
Other income (expense):
Interest income	2,017	1,304	5,361	2,452
Interest expense	(7,772)	(8,021)	(23,786)	(23,040)
Equity in earnings from equity method investments	1,891	1,252	4,316	9,366
Merger termination fee	—	—	—	(106,000)
Miscellaneous, net	2,522	1,201	5,391	5,262
Total other expense, net	(1,342)	(4,264)	(8,718)	(111,960)
Income before income taxes	28,987	37,947	105,444	10,425
Income tax expense	(12,473)	(12,331)	(41,763)	(40,381)
Net income (loss)	16,514	25,616	63,681	(29,956)
Net (income) loss attributable to noncontrolling interests	397	344	(69)	887
Net income (loss) attributable to Amedisys, Inc.	$16,911	$25,960	$63,612	$(29,069)
Basic earnings per common share:
Net income (loss) attributable to Amedisys, Inc. common stockholders	$0.52	$0.80	$1.94	$(0.89)
Weighted average shares outstanding	32,745	32,624	32,707	32,587
Diluted earnings per common share:
Net income (loss) attributable to Amedisys, Inc. common stockholders	$0.51	$0.79	$1.93	$(0.89)
Weighted average shares outstanding	33,135	32,831	33,020	32,587
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except common stock shares)
(Unaudited)

	For the Three-Months Ended September 30, 2024
	Total	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Noncontrolling Interests
		Shares	Amount
Balance, June 30, 2024	$1,178,886	38,248,917	$38	$803,361	$(472,821)	$794,626	$53,682
Issuance/(cancellation) of non-vested stock	—	17,257	—	—	—	—	—
Exercise of stock options	88	959	—	88	—	—	—
Non-cash compensation	6,206	—	—	6,206	—	—	—
Surrendered shares	(645)	—	—	—	(645)	—	—
Noncontrolling interest contributions	—	—	—	—	—	—	—
Noncontrolling interest distributions	(610)	—	—	—	—	—	(610)
Net income (loss)	16,514	—	—	—	—	16,911	(397)
Balance, September 30, 2024	$1,200,439	38,267,133	$38	$809,655	$(473,466)	$811,537	$52,675

	For the Three-Months Ended September 30, 2023
	Total	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Noncontrolling Interests
		Shares	Amount
Balance, June 30, 2023	$1,060,757	38,030,397	$38	$768,789	$(464,688)	$702,643	$53,975
Issuance of stock – employee stock purchase plan	848	10,915	—	848	—	—	—
Issuance/(cancellation) of non-vested stock	—	24,117	—	—	—	—	—
Exercise of stock options	25	424	—	25	—	—	—
Non-cash compensation	7,243	—	—	7,243	—	—	—
Surrendered shares	(925)	—	—	—	(925)	—	—
Purchase of noncontrolling interest	—	—	—	(25)	—	—	25
Noncontrolling interest contributions	856	—	—	—	—	—	856
Noncontrolling interest distributions	(902)	—	—	—	—	—	(902)
Net income (loss)	25,616	—	—	—	—	25,960	(344)
Balance, September 30, 2023	$1,093,518	38,065,853	$38	$776,880	$(465,613)	$728,603	$53,610

	For the Nine-Months Ended September 30, 2024
	Total	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Noncontrolling Interests
		Shares	Amount
Balance, December 31, 2023	$1,119,783	38,131,478	$38	$787,177	$(468,626)	$747,925	$53,269
Issuance/(cancellation) of non-vested stock	—	134,696	—	—	—	—	—
Exercise of stock options	88	959	—	88	—	—	—
Non-cash compensation	22,390	—	—	22,390	—	—	—
Surrendered shares	(4,840)	—	—	—	(4,840)	—	—
Noncontrolling interest contributions	1,911	—	—	—	—	—	1,911
Noncontrolling interest distributions	(2,574)	—	—	—	—	—	(2,574)
Net income	63,681	—	—	—	—	63,612	69
Balance, September 30, 2024	$1,200,439	38,267,133	$38	$809,655	$(473,466)	$811,537	$52,675

	For the Nine-Months Ended September 30, 2023
	Total	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Noncontrolling Interests
		Shares	Amount
Balance, December 31, 2022	$1,106,573	37,891,186	$38	$755,063	$(461,200)	$757,672	$55,000
Issuance of stock – employee stock purchase plan	2,602	37,408	—	2,602	—	—	—
Issuance/(cancellation) of non-vested stock	—	135,563	—	—	—	—	—
Exercise of stock options	100	1,696	—	100	—	—	—
Non-cash compensation	19,624	—	—	19,624	—	—	—
Surrendered shares	(4,413)	—	—	—	(4,413)	—	—
Purchase of noncontrolling interest	(630)	—	—	(509)	—	—	(121)
Noncontrolling interest contributions	1,232	—	—	—	—	—	1,232
Noncontrolling interest distributions	(1,614)	—	—	—	—	—	(1,614)
Net loss	(29,956)	—	—	—	—	(29,069)	(887)
Balance, September 30, 2023	$1,093,518	38,065,853	$38	$776,880	$(465,613)	$728,603	$53,610

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Nine-Month Periods Ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$63,681	$(29,956)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization (inclusive of depreciation included in cost of service)	19,331	17,956
Non-cash compensation	22,390	19,624
Amortization and impairment of operating lease right of use assets	25,720	25,427
(Gain) loss on disposal of property and equipment	(22)	346
Loss on personal care divestiture	—	2,186
Merger termination fee	—	106,000
Deferred income taxes	7,382	15,417
Equity in earnings from equity method investments	(4,316)	(9,366)
Amortization of deferred debt issuance costs	743	743
Return on equity method investments	2,160	4,309
Changes in operating assets and liabilities, net of impact of acquisitions:
Patient accounts receivable	11,503	(32,934)
Other current assets	11,242	(15,434)
Operating lease right of use assets	(3,135)	(2,803)
Other assets	598	273
Accounts payable	4,167	(8,839)
Accrued expenses	12,495	10,340
Other long-term obligations	(532)	(3,156)
Operating lease liabilities	(22,019)	(23,256)
Net cash provided by operating activities	151,388	76,877
Cash Flows from Investing Activities:
Proceeds from the sale of deferred compensation plan assets	21	25
Proceeds from the sale of property and equipment	—	100
Purchases of property and equipment	(5,440)	(3,728)
Investments in technology assets	(619)	(6,881)
Investments in equity method investees	(1,046)	—
Return of investment	—	150
Proceeds from personal care divestiture	—	47,787
Acquisitions of businesses, net of cash acquired	—	(350)
Net cash (used in) provided by investing activities	(7,084)	37,103
Cash Flows from Financing Activities:
Proceeds from issuance of stock upon exercise of stock options	88	100
Proceeds from issuance of stock under employee stock purchase plan	—	2,602
Shares withheld to pay taxes on non-cash compensation	(4,840)	(4,413)
Noncontrolling interest contributions	1,911	1,232
Noncontrolling interest distributions	(2,574)	(1,614)
Purchase of noncontrolling interest	—	(800)
Proceeds from borrowings under revolving line of credit	—	23,000
Repayments of borrowings under revolving line of credit	—	(23,000)
Principal payments of long-term obligations	(27,730)	(67,113)
Payment of accrued contingent consideration	(4,572)	(4,091)
Net cash used in financing activities	(37,717)	(74,097)
Net increase in cash, cash equivalents and restricted cash	106,587	39,883
Cash, cash equivalents and restricted cash at beginning of period	138,863	54,133
Cash, cash equivalents and restricted cash at end of period	$245,450	$94,016

	For the Nine-Month Periods Ended September 30,
	2024	2023
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$23,220	$19,787
Cash paid for income taxes, net of refunds received	$27,993	$24,318
Cash paid for operating lease liabilities	$25,154	$26,059
Cash paid for finance lease liabilities	$10,834	$8,462
Supplemental Disclosures of Non-Cash Activity:
Right of use assets obtained in exchange for operating lease liabilities	$18,950	$25,261
Right of use assets obtained in exchange for finance lease liabilities	$12,228	$34,964
Reductions to right of use assets resulting from reductions to operating lease liabilities	$200	$15,135
Reductions to right of use assets resulting from reductions to finance lease liabilities	$1,512	$1,209
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. NATURE OF OPERATIONS, CONSOLIDATION AND PRESENTATION OF FINANCIAL STATEMENTS
Amedisys, Inc., a Delaware corporation (together with its consolidated subsidiaries, referred to herein as “Amedisys,” “we,” “us,” or “our”), is a multi-state provider of home health, hospice and high acuity care services with approximately 70% of our consolidated net service revenue derived from Medicare for the three and nine-month periods ended September 30, 2024 and approximately 73% of our consolidated net service revenue derived from Medicare for the three and nine-month periods ended September 30, 2023. As of September 30, 2024, we owned and operated 346 Medicare-certified home health care centers, 164 Medicare-certified hospice care centers and 9 admitting high acuity care joint ventures in 37 states within the United States and the District of Columbia. We divested our personal care business on March 31, 2023.
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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Net service revenue by payor class as a percentage of total net service revenue for each of our operating segments, which are described in Note 8 - Segment Information, is as follows:

	For the Three-Month Periods Ended September 30,		For the Nine-Month Periods Ended September 30,
	2024	2023	2024	2023
Home Health:
Medicare	36%	39%	37%	39%
Non-Medicare - Episodic-based	8%	7%	8%	8%
Non-Medicare - Non-episodic based	19%	17%	19%	15%
Hospice:
Medicare	34%	34%	33%	34%
Non-Medicare	2%	2%	2%	2%
Personal Care (1)	—%	—%	—%	1%
High Acuity Care	1%	1%	1%	1%
	100%	100%	100%	100%
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
Hospice Revenue Recognition
Hospice Medicare Revenue
Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the estimated payment rates. The estimated payment rates are predetermined daily or hourly rates for each of the four levels of care we deliver. The four levels of care are routine care, general inpatient care, continuous home care and respite care. Routine care accounted for 97% of our total Medicare hospice service revenue for the three and nine-month periods ended September 30, 2024 and 2023. There are two separate payment rates for routine care: payments for the first 60 days of care and care beyond 60 days. In addition to the two routine rates, we may also receive a service intensity add-on (“SIA”). The SIA is based on visits made in the last seven days of life by a registered nurse or medical social worker for patients in a routine level of care.
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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Additionally, our hospice service revenue is subject to certain limitations on payments from Medicare which are considered variable consideration. We are subject to an inpatient cap limit and an overall Medicare payment cap for each provider number. We monitor these caps on a provider-by-provider basis and estimate amounts due back to Medicare if we estimate a cap has been exceeded. We record these adjustments as a reduction to revenue and an increase in accrued expenses within our condensed consolidated balance sheets. Providers are required to self-report and pay their estimated cap liability by February 28th of the following year. As of September 30, 2024, we had recorded $1.1 million for estimated amounts due back to Medicare in accrued expenses for the Federal cap years ended September 30, 2018 through September 30, 2024. As of December 31, 2023, we had recorded $2.3 million for estimated amounts due back to Medicare in accrued expenses for the Federal cap years ended September 30, 2017 through September 30, 2024.
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
Restricted cash includes cash that is not available for ordinary business use. As of December 31, 2023, we had $12.4 million classified as restricted cash related to funds placed into escrow accounts in connection with the indemnity, closing payment and other provisions within the purchase agreements of our Evolution Health LLC acquisition and our personal care line of business divestiture. During the three-month period ended June 30, 2024, all funds held in escrow related to the personal care line of business divestiture were released to Amedisys. During the three-month period ended September 30, 2024, all funds held in escrow related to the Evolution Health LLC acquisition were released either to third parties or to Amedisys.
The following table summarizes the balances related to our cash, cash equivalents and restricted cash (amounts in millions):

	As of September 30, 2024	As of December 31, 2023
Cash and cash equivalents	$245.5	$126.5
Restricted cash	—	12.4
Cash, cash equivalents and restricted cash	$245.5	$138.9
Patient Accounts Receivable
We report accounts receivable from services rendered at their estimated transaction price, which includes contractual and non-contractual revenue adjustments based on the amounts expected to be due from payors. Our patient accounts receivable are uncollateralized and consist of amounts due from Medicare, Medicaid, other third-party payors and patients. Our non-Medicare third-party payor base is comprised of a diverse group of payors that are geographically dispersed across the country. As of September 30, 2024, there is one payor, other than Medicare, that accounts for more than 10% of our total outstanding patient receivables (approximately 11%). Thus, we believe there are no other significant concentrations of receivables that would subject us to any significant credit risk in the collection of our patient accounts receivable. We write off accounts on a monthly basis once we have exhausted our collection efforts and deem an account to be uncollectible. We believe the collectability risk associated with our Medicare accounts, which represented 54% and 69% of our patient accounts receivable at September 30, 2024 and December 31, 2023, respectively, is limited due to our historical collection rate of over 99% from Medicare and the fact that Medicare is a U.S. government payor.
We do not believe there are any significant concentrations of revenues from any payor that would subject us to any significant credit risk in the collection of our accounts receivable.
Prior to February 2024, the Company exclusively utilized Change Healthcare, a subsidiary of UnitedHealth Group, to submit patient claims to Medicare and all other payors for reimbursement. On February 22, 2024, UnitedHealth Group announced that on February 21, 2024, Change Healthcare’s information technology systems were impacted by a cybersecurity incident. The Change Healthcare cybersecurity incident did not impact our day-to-day operations; however, we were delayed in submitting patient claims to certain non-Medicare payors which resulted in a reduction in our operating cash flow and an increase in our accounts receivable during the first and second quarters. There was minimal impact to our Medicare claim submissions as we were able to quickly redirect our Medicare claims to an alternative clearinghouse. As of September 30, 2024, we have resolved

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
the build up in accounts receivable resulting from the Change Healthcare outage, and we are continuing to utilize an additional clearinghouse to submit patient claims for reimbursement.
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
Fair Value of Financial Instruments
The following details our financial instruments where the carrying value and the fair value differ (amounts in millions):

		Fair Value at Reporting Date Using
Financial Instrument	Carrying Value as of September 30, 2024	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
$450.0 million Term Loan	$355.0	$—	$348.1	$—

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

	For the Three- Month Periods Ended September 30,		For the Nine- Month Periods Ended September 30,
	2024	2023	2024	2023
Weighted average number of shares outstanding - basic	32,745	32,624	32,707	32,587
Effect of dilutive securities:
Stock options	12	10	10	—
Non-vested stock and stock units	378	197	303	—
Weighted average number of shares outstanding - diluted	33,135	32,831	33,020	32,587
Anti-dilutive securities	191	248	434	652
3. INVESTMENTS
We consolidate investments when the entity is a variable interest entity ("VIE") and we are the primary beneficiary or if we have controlling interests in the entity, which is generally ownership in excess of 50%. Third-party equity interests in our consolidated joint ventures are reflected as noncontrolling interests in our condensed consolidated financial statements.
We account for investments in entities in which we have the ability to exercise significant influence under the equity method if we hold 50% or less of the voting stock and the entity is not a VIE in which we are the primary beneficiary. The book value of investments that we account for under the equity method of accounting was $49.3 million and $46.1 million as of September 30, 2024 and December 31, 2023, respectively, and is reflected in other assets within our condensed consolidated balance sheets.
We account for investments in entities in which we have less than 20% ownership interest under the cost method of accounting if we do not have the ability to exercise significant influence over the investee. The book value of investments that we account for under the cost method of accounting was $20.0 million as of September 30, 2024 and December 31, 2023 and is reflected in other assets within our condensed consolidated balance sheets.

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
During the nine-month period ended September 30, 2024, we consolidated all but one of our joint ventures with health system partners as well as the professional corporation as we have concluded that we are the primary beneficiary of these VIEs; the joint venture that is not consolidated is accounted for under the equity method of accounting. During the three-month period ended March 31, 2024, we entered into an agreement to wind-down and dissolve the operations of the unconsolidated joint venture. We completed the wind-down during the third quarter.
The terms of the agreements with each VIE prohibit us from using the assets of the VIE to satisfy the obligations of other entities. The carrying amount of the VIEs’ assets and liabilities included in our condensed consolidated balance sheets are as follows (amounts in millions):

	As of September 30, 2024	As of December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$10.9	$8.8
Patient accounts receivable	6.8	9.0
Other current assets	—	0.1
Total current assets	17.7	17.9
Property and equipment	—	0.1
Operating lease right of use assets	0.1	0.1
Goodwill	8.5	8.5
Intangible assets	0.4	0.4
Other assets	—	0.3
Total assets	$26.7	$27.3
LIABILITIES
Current liabilities:
Accounts payable	$0.6	$0.5
Payroll and employee benefits	1.0	0.9
Accrued expenses	9.7	7.9
Total liabilities	$11.3	$9.3

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
On June 28, 2024, Amedisys, UnitedHealth Group and certain of their respective subsidiaries entered into an agreement relating to the sale of certain Amedisys home health care centers and certain UnitedHealth Group care centers to VCG Luna, LLC, an affiliate of VitalCaring Group (the "Divestiture"). Consummation of the Divestiture is contingent on a number of conditions, including the consummation of the Merger, which itself is subject to a number of conditions, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Amedisys and UnitedHealth Group continue to work cooperatively with the United States Department of Justice (the "DOJ") staff in their review of the Merger, but Amedisys cannot be certain as to when the DOJ's review will be completed or the outcome of that review.
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
We derecognized goodwill of $43.1 million in connection with the divestiture.
5. LONG-TERM OBLIGATIONS
Long-term debt consists of the following for the periods indicated (amounts in millions):

	September 30, 2024	December 31, 2023
$450.0 million Term Loan; interest rate at Base Rate plus Applicable Rate or Term SOFR plus Applicable Rate (6.4% at September 30, 2024); due July 30, 2026	$355.0	$371.9
$550.0 million Revolving Credit Facility; interest only payments; interest rate at Base Rate plus Applicable Rate or Term SOFR plus Applicable Rate; due July 30, 2026	—	—
Finance leases	28.7	28.9
Principal amount of long-term obligations	383.7	400.8
Deferred debt issuance costs	(1.8)	(2.6)
	381.9	398.2
Current portion of long-term obligations	(37.5)	(36.3)
Long-term obligations, less current portion	$344.4	$361.9
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
The loans issued under the Amended Credit Facility bear interest on a per annum basis, at our election, at either: (i) the Base Rate plus the Applicable Rate or (ii) the Term SOFR plus the Applicable Rate. The “Base Rate” means a fluctuating rate per annum equal to the highest of (a) the federal funds rate plus 0.50% per annum, (b) the prime rate of interest established by the Administrative Agent, and (c) the Term SOFR plus 1% per annum. The “Term SOFR” means the quoted rate per annum equal to the SOFR for an interest period of one or three months (as selected by us) plus the SOFR adjustment of 0.10%. The

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
“Applicable Rate” is based on the consolidated leverage ratio and is presented in the table below. As of September 30, 2024, the Applicable Rate is 0.50% per annum for Base Rate loans and 1.50% per annum for Term SOFR loans. We are also subject to a commitment fee and letter of credit fee under the terms of the Third Amended Credit Agreement, as presented in the table below.

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
The Third Amended Credit Agreement requires maintenance of two financial covenants: (i) a consolidated leverage ratio of funded indebtedness to Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), as defined in the Third Amended Credit Agreement, and (ii) a consolidated interest coverage ratio of EBITDA to cash interest charges, as defined in the Third Amended Credit Agreement. Each of these covenants is calculated over rolling four-quarter periods and also is subject to certain exceptions and baskets. The Third Amended Credit Agreement also contains customary covenants, including, but not limited to, restrictions on: incurrence of liens, incurrence of additional debt, sales of assets and other fundamental corporate changes, investments and declarations of dividends. These covenants contain customary exclusions and baskets as detailed in the Third Amended Credit Agreement. As of September 30, 2024, we are in compliance with our covenants under the Third Amended Credit Agreement.
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
As of September 30, 2024 and 2023, we had no outstanding borrowings under our $550.0 million Revolving Credit Facility. Our weighted average interest rate for borrowings under our Amended Term Loan Facility was 7.2% for the three and nine-month periods ended September 30, 2024 and 7.1% and 6.6% for the three and nine-month periods ended September 30, 2023, respectively.
As of September 30, 2024, our availability under our $550.0 million Revolving Credit Facility was $511.2 million as we have no outstanding borrowings and $38.8 million outstanding in letters of credit.

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
Finance Leases
Our outstanding finance leases totaling $28.7 million relate to leased equipment and fleet vehicles and bear interest rates ranging from 3.2% to 8.1%.

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

The recognition of income taxes at interim periods is completed using an estimated annual effective tax rate. The effective tax rate for the period is influenced by the relationship of the amount of “effective tax rate drivers” (i.e. non-deductible expenses, non-taxable income, tax credits, valuation allowance, uncertain tax positions, etc.) to income or loss before taxes. For the three and nine-month periods ended September 30, 2024, the Company incurred merger related expenses totaling $16.7 million and $49.2 million, respectively, which is a significant and unusual reduction to income before taxes and is inclusive of $13.3 million and $40.2 million, respectively, of “effective tax rate drivers.” Consequently, for the three and nine-month periods ended September 30, 2024, the relationship between the “effective tax rate drivers” and income before taxes is distorted, resulting in an unusual effective tax rate.

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
In July 2010, our subsidiary that provides hospice services in Florence, South Carolina received from a ZPIC a request for records regarding a sample of 30 beneficiaries who received services from the subsidiary during the period of January 1, 2008 through March 31, 2010 (the “Review Period”) to determine whether the underlying services met pertinent Medicare payment requirements. We acquired the hospice operations subject to this review on August 1, 2009; the Review Period covered time periods both before and after our ownership of these hospice operations. Based on the ZPIC’s findings for 16 beneficiaries, which were extrapolated to all claims for hospice services provided by the Florence subsidiary billed during the Review Period, on June 6, 2011, the Medicare Administrative Contractor (“MAC”) for the subsidiary issued a notice of overpayment seeking recovery from our subsidiary of an alleged overpayment. We disputed these findings, and our Florence subsidiary filed appeals through the Original Medicare Standard Appeals Process, in which we sought to have those findings overturned. An administrative law judge ("ALJ") hearing was held in early January 2015. On January 18, 2016, we received a letter referencing the ALJ hearing decision for the overpayment issued on June 6, 2011. The decision was partially favorable with a new overpayment amount of $3.7 million with a balance owed of $5.6 million, including interest, based on 9 disputed claims (originally 16). We filed an appeal to the Medicare Appeals Council on the remaining 9 disputed claims and also argued that the statistical method used to select the sample was not valid. No assurances can be given as to the timing or outcome of the Medicare Appeals Council decision. As of September 30, 2024, Medicare has withheld payments of $5.7 million (including additional interest) as part of their standard procedures once this level of the appeal process has been reached. In the event we are not able to recoup this alleged overpayment, we are entitled to be indemnified by the prior owners of the hospice operations for amounts relating to the period prior to August 1, 2009. On January 10, 2019, an arbitration panel from the American Health Lawyers Association determined that the prior owners' liability for their indemnification obligation was $2.8 million. This amount is recorded as an indemnity receivable within other assets in our condensed consolidated balance sheets.
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
As a result of partially successful Level I and Level II Administrative Appeals, the alleged overpayment for the Lakeland Care Centers was reduced to $26.0 million, and the alleged overpayment for the Clearwater Care Center was reduced to $3.3 million. The Company filed Level III Administrative Appeals, and the ALJ hearings regarding the Lakeland Request for Repayment and the Clearwater Request for Repayment were held in April 2022. The Company received the results of the ALJ hearings in June 2022. The ALJ decisions for both the Clearwater Care Center and the Lakeland Care Centers were partially favorable for the claims that were reviewed, but the extrapolations were upheld. As a result, we increased our total accrual related to these

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
matters from $17.4 million to $25.2 million, excluding interest. The repayments for the Lakeland Care Centers totaling $34.3 million ($22.8 million extrapolated repayment plus $11.5 million accrued interest) and the Clearwater Care Center totaling $3.7 million ($2.4 million extrapolated repayment plus $1.2 million accrued interest) were made during the year ended December 31, 2022. Additionally, we wrote off $1.5 million of receivables that were impacted by these matters during the year ended December 31, 2022. We expect to be indemnified by the prior owners, upon exhaustion of the parties' appeal rights, for approximately $10.9 million and have recorded this amount within other assets in our condensed consolidated balance sheets.
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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the Three-Month Period Ended September 30, 2024
	Home Health	Hospice	Personal Care(1)	High Acuity Care	Other(2)	Total
Net service revenue	$372.1	$207.9	$—	$7.7	$—	$587.7
Cost of service, inclusive of depreciation	222.2	107.7	—	7.7	—	337.6
General and administrative expenses	93.3	49.7	—	5.7	66.3	215.0
Depreciation and amortization	2.1	0.8	—	0.8	1.1	4.8
Operating expenses	317.6	158.2	—	14.2	67.4	557.4
Operating income (loss)	$54.5	$49.7	$—	$(6.5)	$(67.4)	$30.3

	For the Three-Month Period Ended September 30, 2023
	Home Health	Hospice	Personal Care(1)	High Acuity Care	Other(2)	Total
Net service revenue	$351.6	$200.2	$—	$4.4	$—	$556.2
Cost of service, inclusive of depreciation	201.6	104.2	—	5.8	—	311.6
General and administrative expenses	91.4	48.4	—	5.3	52.9	198.0
Depreciation and amortization	1.8	0.8	—	0.7	1.1	4.4
Operating expenses	294.8	153.4	—	11.8	54.0	514.0
Operating income (loss)	$56.8	$46.8	$—	$(7.4)	$(54.0)	$42.2

	For the Nine-Month Period Ended September 30, 2024
	Home Health	Hospice	Personal Care(1)	High Acuity Care	Other(2)	Total
Net service revenue	$1,113.5	$612.9	$—	$23.9	$—	$1,750.3
Cost of service, inclusive of depreciation	648.6	317.6	—	19.9	—	986.1
General and administrative expenses	276.8	146.5	—	17.0	196.3	636.6
Depreciation and amortization	5.7	2.3	—	2.5	2.9	13.4
Operating expenses	931.1	466.4	—	39.4	199.2	1,636.1
Operating income (loss)	$182.4	$146.5	$—	$(15.5)	$(199.2)	$114.2

	For the Nine-Month Period Ended September 30, 2023
	Home Health	Hospice	Personal Care(1)	High Acuity Care	Other(2)	Total
Net service revenue	$1,044.7	$592.8	$15.0	$13.1	$—	$1,665.6
Cost of service, inclusive of depreciation	593.1	304.4	11.1	15.5	—	924.1
General and administrative expenses	270.5	144.1	2.3	15.0	173.6	605.5
Depreciation and amortization	4.3	2.2	—	2.3	4.8	13.6
Operating expenses	867.9	450.7	13.4	32.8	178.4	1,543.2
Operating income (loss)	$176.8	$142.1	$1.6	$(19.7)	$(178.4)	$122.4

(1) We divested our personal care business on March 31, 2023.
(2) General and administrative expenses for our corporate support function include $16.7 million and $49.2 million in merger-related expenses for the three and nine-month periods ended September 30, 2024, respectively, and $5.0 million and $25.2 million in merger-related expenses for the three and nine-month periods ended September 30, 2023, respectively.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9. RELATED PARTY TRANSACTIONS
We have an investment in Medalogix, a healthcare predictive data and analytics company, which is accounted for under the equity method. We incurred costs of approximately $3.1 million and $9.3 million during the three and nine-month periods ended September 30, 2024, respectively, and $3.0 million and $8.3 million during the three and nine-month periods ended September 30, 2023, respectively, in connection with our usage of Medalogix's analytics platforms.
We have an investment in a home health benefit manager, which is accounted for under the cost method. We incurred costs of approximately $0.6 million and $1.1 million during the three and nine-month periods ended September 30, 2024, respectively, and $0.3 million and $0.4 million during the three and nine-month periods ended September 30, 2023, respectively, in connection with our usage of the home health benefit manager's services.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition for the three and nine-month periods ended September 30, 2024. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included herein, and the consolidated financial statements and notes and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 22, 2024 (the “Form 10-K”). Historical results that appear in the condensed consolidated financial statements should not be interpreted as being indicative of future operations.
Unless otherwise provided, “Amedisys,” “we,” “our,” and “the Company” refer to Amedisys, Inc. and our consolidated subsidiaries.
Overview
We are a provider of high-quality in-home healthcare and related services to the chronic, co-morbid, aging American population with approximately 70% of our consolidated net service revenue derived from Medicare for the three and nine-month periods ended September 30, 2024 and approximately 73% of our consolidated net service revenue derived from Medicare for the three and nine-month periods ended September 30, 2023.
Our operations involve servicing patients through our three reportable business segments: home health, hospice and high acuity care. We divested our personal care business on March 31, 2023. Our home health segment delivers a wide range of services in the homes of individuals who may be recovering from an illness, injury or surgery. Our hospice segment provides care that is designed to provide comfort and support for those who are facing a terminal illness. Our high acuity care segment delivers the essential elements of inpatient hospital, palliative and skilled nursing facility ("SNF") care to patients in their homes. As of September 30, 2024, we owned and operated 346 Medicare-certified home health care centers, 164 Medicare-certified hospice care centers and 9 admitting high acuity care joint ventures in 37 states within the United States and the District of Columbia.
Care Centers Summary (Includes Unconsolidated Joint Ventures)

	Home Health	Hospice	Personal Care	High Acuity Care
As of December 31, 2023	346	165	—	10
Acquisitions/Startups/De Novos	—	—	—	—
Divestitures/Closures/Consolidations	—	(1)	—	(1)
As of September 30, 2024	346	164	—	9
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
On June 28, 2024, Amedisys, UnitedHealth Group and certain of their respective subsidiaries entered into an agreement relating to the sale of certain Amedisys home health care centers and certain UnitedHealth Group care centers to VCG Luna, LLC, an affiliate of VitalCaring Group (the "Divestiture"). Consummation of the Divestiture is contingent on a number of conditions, including the consummation of the Merger, which itself is subject to a number of conditions, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Amedisys and UnitedHealth Group continue to work cooperatively with the United States Department of Justice (the "DOJ") staff in their review of the Merger, but Amedisys cannot be certain as to when the DOJ's review will be completed or the outcome of that review.
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
On July 28, 2023, CMS issued the final rule to update hospice payment rates and the wage index for fiscal year 2024, effective for services provided beginning October 1, 2023. CMS estimated hospices serving Medicare beneficiaries would see a 3.1% increase in payments. This increase was the result of a 3.3% market basket adjustment as required under the Patient Protection and Affordable Healthcare Act and the Health Care and Education Reconciliation Act ("PPACA") less a 0.2% productivity adjustment. Additionally, CMS increased the aggregate cap amount by 3.1% to $33,494. Our company-specific impact was in line with CMS' estimate.
On July 30, 2024, CMS issued the final rule to update hospice payment rates and the wage index for fiscal year 2025, effective for services provided beginning October 1, 2024. CMS estimates hospices serving Medicare beneficiaries will see a 2.9% increase in payments. This increase is the result of a 3.4% market basket adjustment as required under PPACA less a 0.5% productivity adjustment. Additionally, CMS increased the aggregate cap amount by 2.9% to $34,465. Based on our analysis of the final rule, we expect our impact to be in line with the 2.9% increase.

Home Health
On November 1, 2023, CMS issued the Calendar Year ("CY") 2024 Final Rule for Medicare home health providers. CMS estimated that the final rule would result in a 0.8% increase in payments to home health providers. This increase was the result of a 3.0% payment update (3.3% market basket adjustment less a 0.3% productivity adjustment) and an increase of 0.4% for the update to the fixed-dollar loss ratio used in determining outlier payments offset by a permanent adjustment of -2.6% based on the difference between assumed and actual behavior changes resulting from the implementation of the Patient-Driven Groupings Model ("PDGM"). The -2.6% permanent adjustment was derived from a -2.890% adjustment which was only applied to the 30-day payment rate and not the low utilization payment adjustment. The -2.890% adjustment was only half of the total proposed adjustment. The remaining adjustment was to be considered in future rulemaking. Our company-specific impact has been in line with CMS' estimate.
In addition to permanent adjustments, CMS also has discretion to make temporary adjustments through calendar year 2026. CMS elected not to implement a temporary adjustment for calendar year 2024.
On November 1, 2024, CMS issued the CY 2025 Final Rule for Medicare home health providers. CMS estimates that the final rule will result in a 0.5% increase in payments to home health providers. This increase is the result of a 2.7% payment update (3.2% market basket adjustment less a 0.5% productivity adjustment) offset by a decrease of 0.4% for the update to the fixed-dollar loss ratio used in determining outlier payments and a permanent adjustment of -1.8% based on the difference between assumed and actual behavior changes resulting from the implementation of PDGM. Based on our analysis of the final rule, we expect our impact to be in line with the 0.5% increase.
Results of Operations
Three-Month Period Ended September 30, 2024 Compared to the Three-Month Period Ended September 30, 2023
Consolidated
The following table summarizes our consolidated results of operations (amounts in millions):

	For the Three-Month Periods Ended September 30,
	2024	2023
Net service revenue	$587.7	$556.2
Cost of service, inclusive of depreciation	337.6	311.6
Gross margin	250.1	244.6
% of revenue	42.6%	44.0%
General and administrative expenses	215.0	198.0
% of revenue	36.6%	35.6%
Depreciation and amortization	4.8	4.4
Operating income	30.3	42.2
Total other expense, net	(1.3)	(4.3)
Income tax expense	(12.5)	(12.3)
Effective income tax rate	43.0%	32.5%
Net income	16.5	25.6
Net loss attributable to noncontrolling interests	0.4	0.3
Net income attributable to Amedisys, Inc.	$16.9	$26.0

On a consolidated basis, our operating income decreased $12 million on a $32 million increase in net service revenue. Our year-over-year results reflect an increase in our merger-related expenses totaling $12 million. Excluding our merger-related expenses, our operating income was flat on a net service revenue increase of $32 million. Rate increases and home health volume growth, which are the main drivers of our revenue growth, were offset by planned wage increases, wage inflation, a shift in our home health payor mix, investments in hospice clinical staffing, an increase in our health insurance costs and an increase in our general and administrative expenses.
Additionally, several of our care centers located in Georgia, Florida, Tennessee, North Carolina and South Carolina were impacted by Hurricane Helene near the end of the quarter. We estimate that the storm resulted in a negative impact to our home health episodic admissions of approximately 300 for the three-month period ended September 30, 2024. We also incurred incremental costs related to inclement weather pay, fuel and supplies. We expect our fourth quarter results to continue to be impacted by Hurricane Helene as well as Hurricane Milton which made landfall in October.
Our operating results reflect a $17 million increase in our general and administrative expenses compared to the prior year. Excluding the increase in our merger-related expenses ($12 million), our general and administrative expenses increased $5 million primarily due to planned wage increases and higher incentive compensation costs.
Total other expense, net includes the following items (amounts in millions):

	For the Three-Month Periods Ended September 30,
	2024	2023
Interest income	$2.0	$1.3
Interest expense	(7.7)	(8.0)
Equity in earnings from equity method investments	1.9	1.2
Miscellaneous, net	2.5	1.2
Total other expense, net	$(1.3)	$(4.3)

Home Health Segment
The following table summarizes our home health segment results of operations:

	For the Three-Month Periods Ended September 30,
	2024	2023
Financial Information (in millions):
Medicare	$212.1	$217.9
Non-Medicare	160.0	133.7
Net service revenue	372.1	351.6
Cost of service, inclusive of depreciation	222.2	201.6
Gross margin	149.9	150.0
General and administrative expenses	93.3	91.4
Depreciation and amortization	2.1	1.8
Operating income	$54.5	$56.8
Same Store Growth(1):
Medicare revenue	(3%)	(2%)
Non-Medicare revenue	20%	17%
Total admissions	12%	4%
Total volume(2)	9%	3%
Key Statistical Data - Total(3):
Admissions	109,856	98,527
Recertifications	47,431	45,693
Total volume	157,287	144,220

Medicare completed episodes	71,118	72,714
Average Medicare revenue per completed episode(4)	$3,021	$3,015
Medicare visits per completed episode(5)	12.0	12.4

Visiting clinician cost per visit	$108.87	$105.06
Clinical manager cost per visit	12.65	11.98
Total cost per visit	$121.52	$117.04
Visits	1,829,075	1,723,289
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

Operating Results
Overall, our operating income decreased $2 million on a $21 million increase in net service revenue. Volume growth and rate increases, which are the main drivers of our revenue growth, were offset by a shift in our payor mix, planned wage increases, wage inflation and higher health insurance costs.

Additionally, several of our care centers located in Georgia, Florida, Tennessee, North Carolina and South Carolina were impacted by Hurricane Helene near the end of the quarter. We estimate that the storm resulted in a negative impact to our home health episodic admissions of approximately 300 for the three-month period ended September 30, 2024. We also incurred incremental costs related to inclement weather pay, fuel and supplies. We expect our fourth quarter results to continue to be impacted by Hurricane Helene as well as Hurricane Milton which made landfall in October.
Net Service Revenue
Our net service revenue increased $21 million as a result of total volume growth of 9% and rate increases (both Medicare and per visit).
Cost of Service, Inclusive of Depreciation
Our cost of service consists of costs associated with direct clinician care in the homes of our patients as well as the cost of clinical managers who monitor the overall delivery of care. Overall, our total cost of service increased 10% due to a 4% increase in our total cost per visit and a 6% increase in total visits year over year. The 4% increase in our total cost per visit is primarily due to planned wage increases, wage inflation, an increase in health insurance costs and visit mix.
General and Administrative Expenses
Our general and administrative expenses increased $2 million due to planned wage increases and higher incentive compensation costs partially offset by savings associated with clinical optimization and reorganization initiatives.
Hospice Segment
The following table summarizes our hospice segment results of operations:

	For the Three-Month Periods Ended September 30,
	2024	2023
Financial Information (in millions):
Medicare	$197.8	$188.9
Non-Medicare	10.1	11.3
Net service revenue	207.9	200.2
Cost of service, inclusive of depreciation	107.7	104.2
Gross margin	100.2	96.0
General and administrative expenses	49.7	48.4
Depreciation and amortization	0.8	0.8
Operating income	$49.7	$46.8
Same Store Growth(1):
Medicare revenue	5%	1%
Hospice admissions	(4%)	(6%)
Average daily census	1%	(2%)
Key Statistical Data - Total(2):
Hospice admissions	11,488	11,968
Average daily census	13,004	12,943
Revenue per day, net	$173.74	$168.11
Cost of service per day	$89.92	$87.48
Average discharge length of stay	98	94
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

Operating Results
Overall, our operating income increased $3 million on an $8 million increase in net service revenue due to the increase in reimbursement effective October 1, 2023 and a slight increase in our average daily census partially offset by planned wage increases, wage inflation, investments in hospice clinical staffing and an increase in our health insurance costs.
Net Service Revenue
Our net service revenue increased $8 million due to the increase in reimbursement effective October 1, 2023 and a slight increase in our average daily census.
Cost of Service, Inclusive of Depreciation
Our hospice cost of service increased 3% primarily due to a 3% increase in our cost of service per day. The increase in our cost of service per day is due to planned wage increases, wage inflation, investments in hospice clinical staffing and an increase in our health insurance costs. These items were partially offset by lower contractor utilization.
General and Administrative Expenses
Our general and administrative expenses increased $1 million primarily due to planned wage increases.
High Acuity Care Segment
The following table summarizes our high acuity care segment results of operations:

	For the Three-Month Periods Ended September 30,
	2024	2023
Financial Information (in millions):
Medicare	$—	$—
Non-Medicare	7.7	4.4
Net service revenue	7.7	4.4
Cost of service, inclusive of depreciation	7.7	5.8
Gross margin	—	(1.4)
General and administrative expenses	5.7	5.3
Depreciation and amortization	0.8	0.7
Operating loss	$(6.5)	$(7.4)
Key Statistical Data - Total:
Full risk admissions	217	150
Limited risk admissions	656	430
Total admissions	873	580
Total admissions growth	51%	35%

Full risk revenue per episode	$9,997	$10,168
Limited risk revenue per episode	$6,623	$6,242

Number of admitting joint ventures	9	10
Operating Results
Our year over year results were impacted by growth in our home recovery care services.
We expect our high acuity care segment to continue to generate operating losses; however, we also expect improvement as we leverage our operating structure through growth in current and future joint ventures and expansion of palliative care at home arrangements.

Net Service Revenue
Our net service revenue increased $3 million as a result of growth in our home recovery care services. Our high acuity care segment achieved its highest total admissions volume since inception during the three-month period ended September 30, 2024.
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
General and Administrative Expenses
Our general and administrative expenses, which primarily consist of salaries, benefits and incentive compensation costs, increased less than $1 million year over year.
Corporate
The following table summarizes our corporate results of operations:

	For the Three-Month Periods Ended September 30,
	2024	2023
Financial Information (in millions):
General and administrative expenses	$66.3	$52.9
Depreciation and amortization	1.1	1.1
Total operating expenses	$67.4	$54.0
Corporate expenses consist of costs related to our executive management and corporate and administrative support functions, primarily information services, accounting, finance, billing and collections, legal, compliance, risk management, procurement, marketing, clinical administration, training, human resources and administration.
Corporate general and administrative expenses increased $13 million year over year, which is inclusive of an increase in merger-related expenses totaling $12 million. Excluding these costs, our corporate general and administrative expenses increased $1 million primarily due to planned wage increases and higher incentive compensation costs.

Nine-Month Period Ended September 30, 2024 Compared to the Nine-Month Period Ended September 30, 2023
Consolidated
The following table summarizes our consolidated results of operations (amounts in millions):

	For the Nine-Month Periods Ended September 30,
	2024	2023
Net service revenue	$1,750.3	$1,665.6
Cost of service, inclusive of depreciation	986.1	924.1
Gross margin	764.2	741.5
% of revenue	43.7%	44.5%
General and administrative expenses	636.6	605.5
% of revenue	36.4%	36.4%
Depreciation and amortization	13.4	13.6
Operating income	114.2	122.4
Total other expense, net	(8.7)	(112.0)
Income tax expense	(41.8)	(40.4)
Effective income tax rate	39.6%	387.3%
Net income (loss)	63.7	(30.0)
Net (income) loss attributable to noncontrolling interests	(0.1)	0.9
Net income (loss) attributable to Amedisys, Inc.	$63.6	$(29.1)

On a consolidated basis, our operating income decreased $8 million on an $85 million increase in net service revenue. Our year-over-year results were impacted by an increase in our merger-related expenses totaling $24 million and the divestiture of our personal care line of business (which contributed $15 million in net service revenue and $2 million in operating income in the prior year). Excluding these items, our operating income increased $18 million on a $100 million increase in net service revenue due to rate increases and home health volume growth, which are the main drivers of revenue growth, partially offset by planned wage increases, wage inflation, a shift in our home health payor mix, investments in hospice clinical staffing, an increase in our health insurance costs and an increase in our general and administrative expenses.
Our operating results reflect a $31 million increase in our general and administrative expenses compared to the prior year. Excluding the increase in our merger-related expenses ($24 million) and the general and administrative expenses of our personal care line of business ($2 million in the prior year), our general and administrative expenses increased $9 million due to planned wage increases, higher incentive compensation costs and higher legal and information technology fees. These items were partially offset by lower acquisition and integration costs and savings associated with clinical optimization and reorganization initiatives.
Total other expense, net includes the following items (amounts in millions):

	For the Nine-Month Periods Ended September 30,
	2024	2023
Interest income	$5.4	$2.4
Interest expense	(23.8)	(23.0)
Equity in earnings from equity method investments	4.3	9.4
Merger termination fee	—	(106.0)
Miscellaneous, net	5.4	5.3
Total other expense, net	$(8.7)	$(112.0)
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

Home Health Segment
The following table summarizes our home health segment results of operations:

	For the Nine-Month Periods Ended September 30,
	2024	2023
Financial Information (in millions):
Medicare	$644.0	$653.1
Non-Medicare	469.5	391.6
Net service revenue	1,113.5	1,044.7
Cost of service, inclusive of depreciation	648.6	593.1
Gross margin	464.9	451.6
General and administrative expenses	276.8	270.5
Depreciation and amortization	5.7	4.3
Operating income	$182.4	$176.8
Same Store Growth(1):
Medicare revenue	(1%)	(3%)
Non-Medicare revenue	20%	13%
Total admissions	12%	5%
Total volume(2)	9%	3%
Key Statistical Data - Total(3):
Admissions	332,259	297,943
Recertifications	137,562	134,826
Total volume	469,821	432,769

Medicare completed episodes	217,116	221,125
Average Medicare revenue per completed episode(4)	$3,018	$2,998
Medicare visits per completed episode(5)	12.0	12.4

Visiting clinician cost per visit	$106.76	$101.55
Clinical manager cost per visit	12.18	11.41
Total cost per visit	$118.94	$112.96
Visits	5,453,694	5,250,944
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
Operating Results
Overall, our operating income increased $6 million on a $69 million increase in net service revenue. Volume growth and rate increases, which are the main drivers of our revenue growth, were partially offset by a shift in our payor mix, planned wage increases, an increase in new hire pay, wage inflation and higher health insurance costs.
Net Service Revenue
Our net service revenue increased $69 million as a result of total volume growth of 9% and rate increases (both Medicare and per visit).

Cost of Service, Inclusive of Depreciation
Overall, our total cost of service increased 9% due to a 5% increase in our total cost per visit and a 4% increase in total visits year over year. The 5% increase in our total cost per visit is primarily due to planned wage increases, an increase in new hire pay, wage inflation, an increase in health insurance costs and visit mix.
General and Administrative Expenses
Our general and administrative expenses increased $6 million due to planned wage increases, higher incentive compensation costs and higher information technology fees partially offset by savings associated with clinical optimization and reorganization initiatives.
Hospice Segment
The following table summarizes our hospice segment results of operations:

	For the Nine-Month Periods Ended September 30,
	2024	2023
Financial Information (in millions):
Medicare	$581.5	$559.8
Non-Medicare	31.4	33.0
Net service revenue	612.9	592.8
Cost of service, inclusive of depreciation	317.6	304.4
Gross margin	295.3	288.4
General and administrative expenses	146.5	144.1
Depreciation and amortization	2.3	2.2
Operating income	$146.5	$142.1
Same Store Growth(1):
Medicare revenue	4%	—%
Hospice admissions	(3%)	(6%)
Average daily census	—%	(2%)
Key Statistical Data - Total(2):
Hospice admissions	36,269	37,361
Average daily census	12,913	12,864
Revenue per day, net	$173.22	$168.80
Cost of service per day	$89.73	$86.66
Average discharge length of stay	93	91
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
Operating Results
Overall, our operating income increased $4 million on a $20 million increase in net service revenue as the increase in reimbursement effective October 1, 2023, a slight increase in our average daily census and savings associated with clinical optimization and reorganization initiatives were partially offset by planned wage increases, wage inflation, investments in hospice clinical staffing and an increase in our health insurance costs.
Net Service Revenue
Our net service revenue increased $20 million due to the increase in reimbursement effective October 1, 2023, one additional calendar day in 2024 and a slight increase in our average daily census.

Cost of Service, Inclusive of Depreciation
Our hospice cost of service increased 4% primarily due to a 4% increase in our cost of service per day. The increase in our cost of service per day is due to planned wage increases, wage inflation, investments in hospice clinical staffing and an increase in our health insurance costs. These items were partially offset by savings associated with clinical optimization and reorganization initiatives and lower contractor utilization.
General and Administrative Expenses
Our general and administrative expenses increased $2 million primarily due to planned wage increases and higher incentive compensation costs partially offset by savings associated with clinical optimization and reorganization initiatives.
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

High Acuity Care Segment
The following table summarizes our high acuity care segment results of operations:

	For the Nine-Month Periods Ended September 30,
	2024	2023
Financial Information (in millions):
Medicare	$—	$—
Non-Medicare	23.9	13.1
Net service revenue	23.9	13.1
Cost of service, inclusive of depreciation	19.9	15.5
Gross margin	4.0	(2.4)
General and administrative expenses	17.0	15.0
Depreciation and amortization	2.5	2.3
Operating loss	$(15.5)	$(19.7)
Key Statistical Data - Total:
Full risk admissions	513	468
Limited risk admissions	1,953	1,263
Total admissions	2,466	1,731
Total admissions growth	42%	56%

Full risk revenue per episode	$10,056	$10,783
Limited risk revenue per episode	$6,740	$5,881

Number of admitting joint ventures	9	10
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
Net Service Revenue
Our net service revenue increased as a result of growth in our home recovery care services and savings generated on the first performance year of our risk-based palliative care contract. Our high acuity care segment achieved its highest total admissions volume since inception during the three-month period ended September 30, 2024.
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
General and Administrative Expenses
Our general and administrative expenses, which primarily consist of salaries, benefits and incentive compensation costs, increased $2 million primarily due to planned wage increases and higher incentive compensation costs resulting largely from the reversal of incentive compensation costs in prior year.

Corporate
The following table summarizes our corporate results of operations:

	For the Nine-Month Periods Ended September 30,
	2024	2023
Financial Information (in millions):
General and administrative expenses	$196.3	$173.6
Depreciation and amortization	2.9	4.8
Total operating expenses	$199.2	$178.4
Corporate general and administrative expenses increased $23 million year over year, which is inclusive of an increase in merger-related expenses totaling $24 million. Excluding these costs, our corporate general and administrative expenses decreased $1 million primarily due to lower acquisition and integration costs and lower costs associated with clinical optimization and reorganization initiatives. These items were partially offset by planned wage increases, higher incentive compensation costs and higher legal and information technology fees.
Corporate depreciation and amortization decreased $2 million year over year due to a reduction in amortization expense related to non-compete agreements that were fully amortized as of June 30, 2023.

Liquidity and Capital Resources
Cash Flows
The following table summarizes our cash flows for the periods indicated (amounts in millions):

	For the Nine-Month Periods Ended September 30,
	2024	2023
Cash provided by operating activities	$151.4	$76.9
Cash (used in) provided by investing activities	(7.1)	37.1
Cash used in financing activities	(37.7)	(74.1)
Net increase in cash, cash equivalents and restricted cash	106.6	39.9
Cash, cash equivalents and restricted cash at beginning of period	138.9	54.1
Cash, cash equivalents and restricted cash at end of period	$245.5	$94.0

Our operating cash flow increased $74.5 million during the nine-month period ended September 30, 2024 compared to the nine-month period ended September 30, 2023 primarily due to higher collections of accounts receivable and the timing of the payment of accounts payable. Our prior year accounts receivable collections were impacted by delays in billing and payor rate changes during the third quarter.
Our investing activities primarily consist of the purchase of property and equipment and technology assets, investments and acquisitions/divestitures. Cash used in investing activities totaled $7.1 million during the nine-month period ended September 30, 2024 and was primarily related to the purchase of property and equipment and technology assets as well as investments in joint ventures. Cash provided by investing activities totaled $37.1 million during the nine-month period ended September 30, 2023 and was primarily related to the divestiture of our personal care line of business.
Our financing activities primarily consist of borrowings under our term loan and/or revolving credit facility, repayments of borrowings, the remittance of taxes associated with shares withheld on non-cash compensation and noncontrolling interest contributions and distributions. Cash used in financing activities totaled $37.7 million and $74.1 million during the nine-month periods ended September 30, 2024 and 2023, respectively, and was primarily related to the repayment of borrowings and the remittance of taxes associated with shares withheld on non-cash compensation. Net proceeds from the divestiture of our personal care line of business were used to pay down a portion of our outstanding term loan borrowings during the three-month period ended March 31, 2023.
Liquidity
Typically, our principal source of liquidity is the collection of our patient accounts receivable, primarily through the Medicare program. In addition to our collection of patient accounts receivable, from time to time, we can and do obtain additional sources of liquidity by the incurrence of additional indebtedness.
Prior to February 2024, the Company exclusively utilized Change Healthcare, a subsidiary of UnitedHealth Group, to submit patient claims to Medicare and all other payors for reimbursement. On February 22, 2024, UnitedHealth Group announced that on February 21, 2024, Change Healthcare’s information technology systems were impacted by a cybersecurity incident. The Change Healthcare cybersecurity incident did not impact our day-to-day operations; however, we were delayed in submitting patient claims to certain non-Medicare payors which resulted in a reduction in our operating cash flow and an increase in our accounts receivable during the first and second quarters. There was minimal impact to our Medicare claim submissions as we were able to quickly redirect our Medicare claims to an alternative clearinghouse. As of September 30, 2024, we have resolved the build up in accounts receivable resulting from the Change Healthcare outage, and we are continuing to utilize an additional clearinghouse to submit patient claims for reimbursement.
During the nine-month period ended September 30, 2024, we spent $6.1 million in capital expenditures and investments in technology assets as compared to $10.6 million during the nine-month period ended September 30, 2023. Our capital expenditures and investments in technology assets for 2024 are expected to be approximately $8.0 million, excluding the impact of any future acquisitions.

As of September 30, 2024, we had $245.5 million in cash and cash equivalents and $511.2 million in availability under our $550.0 million Revolving Credit Facility.
Based on our operating forecasts and our debt service requirements, we believe we will have sufficient liquidity to fund our operations, capital requirements and debt service requirements for the next twelve months and beyond.
Outstanding Patient Accounts Receivable
Our patient accounts receivable decreased $12 million from December 31, 2023. Our cash collections as a percentage of revenue was 101% and 100% for the nine-month periods ended September 30, 2024 and 2023, respectively. Our days revenue outstanding at September 30, 2024 was 44.4 days, which is a decrease of 3.3 days from December 31, 2023 and a decrease of 5.4 days when compared to September 30, 2023.
Our patient accounts receivable includes unbilled receivables which are aged based upon our initial service date. We monitor unbilled receivables on a care center by care center basis to ensure that all efforts are made to bill claims within timely filing deadlines. Our unbilled patient accounts receivable can be impacted by pre-claim reviews in the Review Choice Demonstration states, reviews under the Targeted Probe and Educate program, voluntary pre-bill edits and reviews, efforts to secure needed documentation to bill (orders, consents, etc.), integrations of acquisitions, changes of ownership and any regulatory and procedural updates impacting claim submissions. The timely filing deadline for Medicare is one year from the date of the last billable service in the 30-day billing period and varies by state for Medicaid-reimbursable services and among insurance companies and other private payors.
The following schedules detail our patient accounts receivable, by payor class, aged based upon initial date of service (amounts in millions, except days revenue outstanding):

	0-90	91-180	181-365	Over 365	Total
At September 30, 2024:
Medicare patient accounts receivable	$176.8	$7.6	$1.4	$0.2	$186.0
Other patient accounts receivable:
Medicaid	20.9	3.1	2.0	—	26.0
Private	76.8	6.0	6.3	—	89.1
Total	$97.7	$9.1	$8.3	$—	$115.1
Total patient accounts receivable					$301.1
Days revenue outstanding (1)					44.4
	0-90	91-180	181-365	Over 365	Total
At December 31, 2023:
Medicare patient accounts receivable	$190.3	$16.1	$6.4	$1.9	$214.7
Other patient accounts receivable:
Medicaid	17.8	1.4	0.5	—	19.7
Private	67.4	6.6	5.0	—	79.0
Total	$85.2	$8.0	$5.5	$—	$98.7
Total patient accounts receivable					$313.4
Days revenue outstanding (1)					47.7

(1)Our calculation of days revenue outstanding is derived by dividing our ending patient accounts receivable at September 30, 2024 and December 31, 2023 by our average daily net service revenue for the three-month periods ended September 30, 2024 and December 31, 2023, respectively.

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
As of September 30, 2024 and 2023, we had no outstanding borrowings under our $550.0 million Revolving Credit Facility. Our weighted average interest rate for borrowings under our Amended Term Loan Facility was 7.2% for the three and nine-month periods ended September 30, 2024 and 7.1% and 6.6% for the three and nine-month periods ended September 30, 2023, respectively.
As of September 30, 2024, our availability under our $550.0 million Revolving Credit Facility was $511.2 million as we have no outstanding borrowings and $38.8 million outstanding in letters of credit. We are in compliance with our covenants under the Third Amended Credit Agreement as of September 30, 2024.
See Note 5 - Long-Term Obligations to our condensed consolidated financial statements for additional details on our outstanding long-term obligations.
Inflation
Our operations have been materially impacted by the current inflationary environment as we have experienced inflation in our labor costs. We expect inflation to continue to impact our operations throughout 2024. As of September 30, 2024, the impacts of inflation on our results of operations have been partially mitigated by rate increases and clinical optimization and reorganization initiatives. No assurance can be given as to our ability to offset the impacts of inflation in the future.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from fluctuations in interest rates. Our Term Loan and Revolving Credit Facility carry a floating interest rate which is tied to the Secured Overnight Financing Rate ("SOFR") and the Prime Rate, and therefore, our condensed consolidated statements of operations and our condensed consolidated statements of cash flows are exposed to changes in interest rates. As of September 30, 2024, the total amount of outstanding debt subject to interest rate fluctuations was $355.0 million. A 1.0% interest rate change would cause interest expense to change by approximately $3.6 million annually, assuming the Company makes no principal repayments.

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
In connection with the preparation of this Quarterly Report on Form 10-Q, as of September 30, 2024, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.
Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2024, the end of the period covered by this Quarterly Report.
Changes in Internal Controls
There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have occurred during the quarter ended September 30, 2024, that have materially impacted, or are reasonably likely to materially impact, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and, based on an evaluation of our controls and procedures, our principal executive officer and our principal financial officer concluded our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2024, the end of the period covered by this Quarterly Report.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides the information with respect to purchases made by us of shares of our common stock during each of the months during the three-month period ended September 30, 2024. The amounts below only relate to employee stock activity as the Merger Agreement limits the Company's ability to repurchase shares of common stock prior to the completion of the Merger, subject to certain exceptions:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
July 1, 2024 to July 31, 2024	5,675		$97.59	—	$—
August 1, 2024 to August 31, 2024	936		97.44	—	—
September 1, 2024 to September 30, 2024	—		—	—	—
	6,611	(1)	$97.57	—	$—

(1)Includes shares of common stock surrendered to us by certain employees to satisfy tax withholding obligations in connection with the vesting of non-vested stock previously awarded to such employees under our 2018 Omnibus Incentive Compensation Plan.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(a) 2024 Annual Meeting of Stockholders
As previously disclosed, on June 26, 2023, Amedisys, UnitedHealth Group Incorporated, a Delaware corporation (“UnitedHealth Group”), and Aurora Holdings Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of UnitedHealth Group (“Merger Sub”), entered into an Agreement and Plan of Merger, pursuant to which Merger Sub will merge with and into Amedisys with Amedisys continuing as the surviving corporation and becoming a wholly owned subsidiary of UnitedHealth Group (the “Merger”). The consummation of the Merger is subject to a number of conditions, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Amedisys and UnitedHealth Group continue to work cooperatively with the DOJ staff in their review of the Merger, but Amedisys cannot be certain as to when the DOJ's review will be completed or the outcome of that review. To ensure continued compliance with Nasdaq listing rules requiring listed companies to hold an annual meeting before the end of each fiscal year, the Company’s Board of Directors (the “Board”) determined on November 4, 2024 that the 2024 annual meeting of stockholders (the “Annual Meeting”) will be held on Monday, December 30, 2024 if the Merger has not closed by that date. If the Merger closes before December 30, 2024, the Board will cancel the Annual Meeting. The record date for the Annual Meeting will be December 5, 2024. Only stockholders of record at the close of business on that date may attend and vote at the Annual Meeting or any adjournment or postponement thereof.
Because the date of the Annual Meeting will differ by more than 30 days from the anniversary date of the Company’s 2023 Annual Meeting of Stockholders, the previously announced deadline for stockholder proposals pursuant to Rule 14a-8 under the Exchange Act is no longer applicable. Under the new deadline set by the Company, any stockholder proposal intended to be included in the Company’s proxy materials for the Annual Meeting pursuant to Exchange Act Rule 14a-8 must be delivered to, or mailed to and received at, the Company’s principal executive offices located at 3854 American Way, Suite A, Baton Rouge, LA 70816, Attn: Corporate Secretary, on or before the close of business on November 18, 2024, which the Company has determined to be a reasonable time before it expects to begin to print and distribute its proxy materials for the Annual Meeting. In addition to complying with this deadline, stockholder proposals intended to be included in the Company’s proxy materials for the Annual Meeting must also comply with all applicable U.S. Securities and Exchange Commission rules, including Exchange Act Rule 14a-8.
In addition, because the date of the Annual Meeting will be more than 60 days after the anniversary date of the Company’s 2023 Annual Meeting of Stockholders, the previously announced deadline for stockholder proposals or nominations under Section 2.8 of the Company’s Amended and Restated By-Laws (the “By-Laws”) is no longer applicable. Pursuant to the By-Laws, the new deadline for any stockholder proposal or nomination (including nominations pursuant to Rule 14a-19 under the Exchange Act), other than pursuant to Exchange Act Rule 14a-8, intended to be brought before the Annual Meeting must be delivered to, or mailed to and received at, the Company’s principal executive offices located at 3854 American Way, Suite A, Baton Rouge, LA 70816, Attn: Corporate Secretary, on or before the close of business on November 17, 2024. In addition to complying with this deadline, stockholder proposals or nominations intended to be brought before the Annual Meeting must also comply with all applicable U.S. Securities and Exchange Commission rules, the By-Laws and applicable law, including the additional requirements of Rule 14a-19 under the Exchange Act.
Compensation Adjustments for Nick Muscato
On November 5, 2024, the Compensation Committee of the Board approved and ratified the following compensation adjustments for Nick Muscato, the Company’s Chief Strategy Officer: (i) an increase in Mr. Muscato’s base salary from $437,750 to $525,000 effective immediately, (ii) a one-time equity award grant of time-based restricted stock units, with a $1 million grant date value, which will vest ratably over three years from the date of grant assuming Mr. Muscato remains employed on each such vesting date, in exchange for Mr. Muscato’s agreeing not to resign his employment with UnitedHealth

Group for Good Reason (as defined in the Amended and Restated Severance Plan for Executive Officers and the Amedisys 2018 Omnibus Incentive Compensation Plan) due to a material diminution of his authority, responsibilities or duties during the six-month period following the Effective Time of the Merger, and (iii) a special cash performance bonus in the amount of $200,000 in recognition of Mr. Muscato’s exceptional performance in support of the pending Merger, which is required to be repaid to the Company if Mr. Muscato voluntarily leaves the Company prior to the closing of the Merger.
(b) The disclosure included in section (a) of this Part II, Item 5 related to the 2024 Annual Meeting is hereby incorporated by reference into this section (b).
(c) None.

ITEM 6. EXHIBITS
The exhibits marked with the cross symbol (†) are filed and the exhibits marked with a double cross (††) are furnished with this Form 10-Q. Any exhibits marked with the asterisk symbol (*) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

3.1	Composite of Certificate of Incorporation of the Company inclusive of all amendments through June 14, 2007	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	0-24260	3.1

3.2	Composite of By-Laws of the Company inclusive of all amendments through December 14, 2022	The Company’s Current Report on Form 8-K filed on December 16, 2022	0-24260	3.1

†*10.1	Third Amendment to the Amedisys Inc. 2018 Omnibus Incentive Compensation Plan

†31.1	Certification of Richard Ashworth, President and Chief Executive Officer (principal executive officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2	Certification of Scott G. Ginn, Chief Operating Officer, Executive Vice President and Chief Financial Officer (principal financial officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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
Date: November 7, 2024