Form 10-K
period 2024-12-31
AMEDISYS INC
filed 2025-02-27
CIK 896262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the last sale price as quoted by the NASDAQ Global Select Market on June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) was $3.0 billion. For purposes of this determination, shares beneficially owned by executive officers, directors and ten percent stockholders have been excluded, which does not constitute a determination that such persons are affiliates.
As of February 21, 2025, the registrant had 38,368,072 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”) are incorporated by reference into Part II – “Securities Authorized For Issuance Under Equity Compensation Plans” and Part III of this Form 10-K, or, in the event the registrant does not prepare and file such 2025 Proxy Statement, will be provided instead by an amendment to this report containing the applicable disclosures within 120 days after the end of the fiscal year covered by this report. With the exception of those portions which are specifically incorporated by reference in this report, any such Proxy Statement is not deemed to be filed or incorporated by reference as part of this report.

SPECIAL CAUTION CONCERNING FORWARD-LOOKING STATEMENTS
When included in this Annual Report on Form 10-K, or in other documents that we file with the Securities and Exchange Commission (“SEC”) or in statements made by or on behalf of the Company, words like “believes,” “belief,” “expects,” “strategy,” “plans,” “anticipates,” “intends,” “projects,” “estimates,” “may,” “might,” “could,” “would,” “should” and similar expressions are intended to identify forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a variety of risks and uncertainties that could cause actual results to differ materially from those described therein. These risks and uncertainties include, but are not limited to, the following: disruption from the proposed merger with UnitedHealth Group with patient, payor, provider, referral source, supplier or management and employee relationships; the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement with UnitedHealth Group or the inability to complete the proposed transaction on the anticipated terms or by the end of the Waiver Period (as defined in the Waiver (as defined below)); the risk that necessary regulatory approvals for the proposed merger with UnitedHealth Group are delayed, are not obtained or are obtained subject to conditions that are not anticipated; the failure of the conditions to the proposed merger to be satisfied; the costs related to the proposed transaction; the diversion of management time on merger-related issues; the risk that termination fees may be payable by the Company in the event that the merger agreement is terminated under certain circumstances; reputational risk related to the proposed merger; the risk of litigation or regulatory action related to the proposed merger, including among other things, the DOJ Action (as defined below); changes in Medicare and other medical payment levels; changes in payments and covered services by federal and state governments; future cost containment initiatives undertaken by third-party payors; changes in the episodic versus non-episodic mix of our payors, the case mix of our patients and payment methodologies; staffing shortages driven by the competitive labor market; our ability to attract and retain qualified personnel; competition in the healthcare industry; our ability to maintain or establish new patient referral sources; changes in or our failure to comply with existing federal and state laws or regulations or the inability to comply with new government regulations on a timely basis; changes in estimates and judgments associated with critical accounting policies; our ability to consistently provide high-quality care; our ability to keep our patients and employees safe; our access to financing; our ability to meet debt service requirements and comply with covenants in debt agreements; business disruptions due to natural or man-made disasters, climate change or acts of terrorism, widespread protests or civil unrest; our ability to open care centers, acquire additional care centers and integrate and operate these care centers effectively; our ability to realize the anticipated benefits of acquisitions, investments and joint ventures; our ability to integrate, manage and keep our information systems secure; the impact of inflation; the impact of new or increased tariffs; uncertainty around, and disruption from, new and emerging technologies, including the adoption and utilization of artificial intelligence ("AI") and generative AI, and changes in laws or developments with respect to any litigation relating to the Company, including various other matters, many of which are beyond our control, and such other factors as discussed throughout Part I, Item 1A. "Risk Factors" of this Annual Report on Form 10-K.
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
Unless otherwise provided, “Amedisys,” “we,” “us,” “our,” and “the Company” refer to Amedisys, Inc. and our consolidated subsidiaries, and when we refer to 2024, 2023 and 2022, we mean the twelve month period then ended December 31, unless otherwise provided.
A copy of this Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC, including all exhibits, is available on our internet website at http://www.amedisys.com on the “Investors” page under the “SEC Filings” link.

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
We are among the largest providers of home health and hospice care in the United States, with approximately 19,000 employees in 519 care centers in 38 states within the United States and the District of Columbia. Our employees deliver the highest quality care performing more than 10.7 million visits for more than 499,000 patients annually. Over 3,300 hospitals and 114,000 physicians nationwide have chosen us as a partner in post-acute care.
Due to the age demographics of our patient base, our services are primarily paid for by Medicare which has represented approximately 70% to 74% of our net service revenue over the last three years. We also remain focused on maintaining a profitable and strategically important managed care contract portfolio. We continuously work with our payors to structure innovative contracts which reward us for providing quality care to our patients.
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
Our commitment to clinical distinction is most evident in our clinical quality measures such as the Quality of Patient Care and Patient Satisfaction star ratings. In the Centers for Medicare and Medicaid Services (“CMS”) reports for the January 2025 Final Release, the Quality of Patient Care star average across all Amedisys providers was 4.18 with 88% of our care centers rated at 4+ stars and 11 care centers rated at 5 stars. Our Patient Satisfaction star average for the January 2025 Final Release was 4.02. Our goal is to have all care centers achieve a 4.0 Quality of Patient Care star rating, and we have implemented targeted action plans to continue to improve the quality of care we deliver for our patients and further our culture of quality.

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
Our High Acuity Care Segment:
The acquisition of Contessa Health ("Contessa") on August 1, 2021 established our high acuity care segment. Our high acuity care segment has the capability to deliver the essential elements of inpatient hospital, SNF care and palliative care to patients in their homes. In connection with the acquisition of Contessa, we obtained interests in a professional corporation that employs clinicians and several joint ventures with health system partners. Additionally, the acquisition provided the Company with an advanced claims analytics platform, network management and additional capabilities to enter into risk-based arrangements with managed care organizations.
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
Our Personal Care Segment:
We divested our personal care business on March 31, 2023. Our personal care segment provided assistance with the essential activities of daily living. See Part II, Item 8, Note 4 – Mergers, Acquisitions and Dispositions for additional information.
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

Financial Information:
Financial information for our home health, hospice, high acuity care and personal care (divested on March 31, 2023) segments can be found in our consolidated financial statements included in this Annual Report on Form 10-K.
Amedisys and UnitedHealth Group Incorporated Merger
On June 26, 2023, Amedisys, UnitedHealth Group Incorporated, a Delaware corporation ("UnitedHealth Group"), and Aurora Holdings Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of UnitedHealth Group ("Merger Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which Merger Sub will merge with and into Amedisys (the "Merger") with Amedisys continuing as the surviving corporation and becoming a wholly owned subsidiary of UnitedHealth Group. See Part II, Item 8, Note 4 – Mergers, Acquisitions and Dispositions for additional information.
Human Capital
Being an employer of choice is one of our strategic pillars. We continue to focus on strategies to reduce turnover and make Amedisys a place where clinicians come and stay. Our future success is directly correlated with our ability to attract, develop and retain the most qualified and passionate caregivers. Our workforce strategy emanates from our core values of Service, Passion, Integrity, Respect, Innovation and Talent – SPIRIT.
We are proud to have been named one of the 2024 Most Responsible Companies by Newsweek. Additionally, 92 of our home health and hospice care centers were recognized by Strategic Healthcare Programs ("SHP") for achieving either the highest patient satisfaction scores or hospice caregiver satisfaction scores for all eligible SHP clients in 2023 as reported by the Home Health Care Consumer Assessment of Health Providers and Systems ("HHCAHPS") or Consumer Assessment of Healthcare Providers and Systems ("CAHPS").
As of February 21, 2025, we employed approximately 19,000 people throughout the United States. We also utilize contract employees in the normal course of our business.
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
Inclusion in the Workplace:
We endeavor to create a culture of caregiving where our employees feel as cared for every day as our patients. Success means all team members feel a sense of belonging, support and empowerment to be their best selves personally and professionally. We have committed to giving our employees a voice and have instituted numerous formal listening programs including pulse surveys, focus groups and town halls to routinely gather feedback from our employees and address any concerns. Our commitment to an inclusive workplace is also broadly reflected across our policies and people practices. Creating a sense of belonging is a critical tactic as part of our People Strategy, and the metrics indicating how our people rate their sense of belonging are part of our management team scorecard. Additionally, we have five Employee Resource Groups ("ERGs") which foster connection and community within our workforce.
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

Payment for Our Services
Our revenues are derived in large part from governmental third-party payors. Governmental payment programs are subject to statutory and regulatory changes, retroactive rate adjustments, administrative or executive orders and government funding restrictions, all of which may materially increase or decrease the rate of program payments to us for our services. It is possible that future budget cuts in Medicare and Medicaid may be enacted by Congress and implemented by CMS, and this may be especially true with a new administration. Therefore, we cannot assure you that payments from governmental or private payors will remain at levels comparable to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations: Overview – The Centers for Medicare and Medicaid Services ("CMS") Payment Updates" for additional information on the most recent regulations from CMS.
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
CMS reimbursement is based on the Patient-Driven Groupings Model ("PDGM"). PDGM uses a 30-day period of care as the unit of payment. Under PDGM, each 60-day episode includes two 30-day periods of care. PDGM uses timing, admission source, functional impairment levels and principal and other diagnoses to case-mix adjust payments. The case-mix adjusted payment for a 30-day period of care is subject to additional adjustments based on certain variables, including, but not limited to (a) an outlier payment if our patient's care was unusually costly (capped at 10% of total reimbursement per provider number); (b) a low utilization payment adjustment (“LUPA”) if the number of visits provided was less than the established threshold, which ranges from two to six visits and varies for every case-mix group under PDGM; (c) a partial payment if a patient transferred to another provider or from another provider before completing the 30-day period of care; and (d) the applicable geographic wage index. Payments for routine and non-routine supplies are included in the 30-day payment rate.
The table below includes the base 30-day payment rates.

Period	Base 30-Day Payment
January 1, 2022 through December 31, 2022	$2,032
January 1, 2023 through December 31, 2023	$2,011
January 1, 2024 through December 31, 2024	$2,038
January 1, 2025 through December 31, 2025	$2,057
On November 1, 2024, CMS issued the Calendar Year ("CY") 2025 Final Rule for Medicare home health providers (the "2025 Home Health Final Rule"). CMS estimates that the 2025 Home Health Final Rule will result in a 0.5% increase in payments to home health providers. This increase is the result of a 2.7% payment update (3.2% market basket adjustment less a 0.5% productivity adjustment) offset by a decrease of 0.4% for the update to the fixed-dollar loss ratio used in determining outlier payments and a permanent adjustment of -1.8% based on the difference between assumed and actual behavior changes resulting from the implementation of PDGM. Based on our analysis of the 2025 Home Health Final Rule, we expect our impact to be in line with the 0.5% increase. In addition to permanent adjustments, CMS also has the discretion to make temporary adjustments through calendar year 2026; however, CMS has elected not to implement a temporary adjustment thus far. As stated in the CY 2025 Final Rule, the total temporary adjustment calculated for CY 2020 through CY 2023 is $4.5 billion. In future rule making, CMS will propose that the temporary adjustment dollar amount be converted to a factor that is applied to the base payment rate.

As a Medicare provider, we are subject to periodic audits by the Medicare program, and that program has various rights and remedies against us if they assert that we have overcharged the program or failed to comply with program requirements. Home health providers are subject to pre- and post-payment reviews for compliance with Medicare coverage guidelines and medical necessity. Adjustments on this basis may include individual claim adjustments or overpayment determinations based on an extrapolated sample of claims. Medical necessity reviews evaluate whether services are clinically appropriate in terms of frequency, type, extent, site and duration. Technical billing and documentation reviews focus on documentation of services. Medicare and other payors may reject or deny claims for payment if the underlying documentation does not support the medical necessity of services or fails to establish satisfaction of a coverage rule, such as if a provider is unable to perform periodic therapy assessments required by coverage criteria or cannot provide appropriate billing documentation, acceptable physician authorizations or face-to-face documentation.
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
Hospice Medicare
The Medicare hospice benefit is available when a physician and specific clinical findings support a diagnosis of a terminal condition where the patient has a terminal diagnosis of six months or less. Hospice care is evaluated in benefit periods: two 90-day benefit periods followed by an unlimited number of 60-day benefit periods. Payments are based on daily rates for each day a beneficiary is enrolled in the hospice benefit. Payments are made according to a fee schedule that has four different levels of care: routine home care, continuous home care, inpatient respite care and general inpatient care. The daily payment rates are intended to cover costs that hospices incur in furnishing services identified in patients' care plans, based on specific levels of care. Payments are adjusted by a wage index to reflect differences in health care labor costs across the country and are established annually through federal legislation.
On July 30, 2024, CMS issued the final rule to update hospice payment rates and the wage index for fiscal year 2025, effective for services provided beginning October 1, 2024 (the "2025 Hospice Final Rule"). CMS estimates hospices serving Medicare beneficiaries will see a 2.9% increase in payments. This increase is the result of a 3.4% market basket adjustment as required under the Patient Protection and Affordable Health Care Act and the Health Care and Education Reconciliation Act ("PPACA") less a 0.5% productivity adjustment. Additionally, CMS increased the aggregate cap amount by 2.9% to $34,465. Based on our analysis of the 2025 Hospice Final Rule, we expect our impact to be in line with the 2.9% increase.
Medicare payments include two separate payment rates for routine care: payments for the first 60 days of care and care beyond 60 days. In addition to the two routine rates, Medicare also reimburses for a service intensity add-on (“SIA”). The SIA is based on visits made in the last seven days of life by a registered nurse or medical social worker for patients in a routine level of care.
Adjustments for eligibility and technical billing requirements may be made to Medicare claims based on the same claims processing reviews described above for home health services if we are unable to obtain appropriate billing documentation, authorizations or face-to-face documentation and other reasons unrelated to credit risk.
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
High Acuity Care
High acuity care payments are primarily derived from health insurance plans and health system partners. Contracts with health insurance plans provide for fixed payment rates for a 30-day or 60-day episode of care indexed to assigned patient diagnoses in return for our obligation to assume risk for the coordination and payment of required medical services necessary to treat the medical condition for which the patient was diagnosed in a home-based setting. Contracts with health system partners provide for payments on a per diem basis at the contracted rate for each day during the remainder of an inpatient acute stay serviced at the patient's home. Palliative care payments are derived from health insurance plans or grant programs on a per member per month ("PMPM") basis in return for managing care of patients engaged in home-based palliative programs for the duration of their engagement with the program. In addition, some health plan contracts recognize shared savings or losses for the engaged or attributed palliative care populations measured against a predetermined PMPM benchmark.
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
•Coding – Specified international classification of disease ("ICD") diagnosis codes are assigned to each of our patients based on their health conditions (such as diabetes, coronary artery disease or congestive heart failure). Because coding regulations are complex and are subject to frequent change, we maintain controls surrounding our coding process. To reduce the associated risk of coding failures, we provide annual update training to clinical managers, as needed training to care center directors and clinical managers, and training during orientation for new employees to ensure accurate information is gathered and provided to our coding team. In addition, our electronic medical records system (Homecare Homebase) includes automated edits for home health and hospice based on pre-defined compliance metrics. For home health, we also provide monthly specialized coding education, obtain outside expert coding instruction, and have certified coders review all patient outcome and assessment information sets (“OASIS”) and assign the appropriate ICD code.

•Clinical Operations – We provide education on coverage criteria and conditions of participation and utilize outside expert regulatory services if necessary. Regulatory requirements allow patients to be eligible for home health care benefits if through a face-to-face visit with a physician or a qualified non-physician practitioner, they are considered homebound and it is determined that skilled nursing, physical therapy or speech therapy services are required. These clinical services may include educating the patient about their disease, assessment and observation of disease status, delivery of clinical skills such as wound care, administration of injections or intravenous medications, management and evaluation of a patient’s plan of care, physical therapy services to assist patients with functional limitations and speech therapy services for speech or swallowing disorders. Patients eligible for hospice care are terminally ill (with a life expectancy of six months or less if the illness runs its normal course). Our hospice program provides care and support to our terminally ill patients with a six-month prognosis and their families through services including medical care, counseling, spiritual care, pre-bereavement and bereavement support, volunteer support, medication management and needed equipment and supplies for the terminal illness and all related conditions. Our high acuity care clinical protocols include utilization of the Milliman Clinical Guidelines ("MCG") criteria to ensure that patients are eligible for inpatient level care, evaluations by physicians/advanced practice providers (in-person evaluations where required) to determine the patient's clinical eligibility for home based inpatient care, social and behavioral assessments to determine safety of the patient's home setting and an informed consent requirement to ensure that the patient and caregivers are comfortable with the delivery of inpatient level care in the home.

•Billing – We maintain controls over our billing processes to help promote accurate and complete billing. Processes and controls have been implemented to ensure that prior to the submission of any bills, the visit/occurrence was completed, documented sufficiently by an appropriate clinician and/or provider, and that the billed claim complies with all regulatory and payor requirements. Examples of process monitoring controls include conducting billing compliance testing, user access reviews for billing systems and use of automated daily billing operational indicators. We take prompt corrective action with employees who knowingly fail to follow our billing policies and procedures.
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
Our Regulatory Environment
We are highly regulated by federal, state and local authorities. The healthcare industry is subject to numerous laws, regulations and rules including, among others, those related to licensure and accreditations, government healthcare participation requirements, reimbursement for patient services, Medicare and Medicaid fraud and abuse prohibitions (including, but not limited to, federal statutes and regulations prohibiting kickbacks and other illegal inducements to potential referral sources, self-referrals by physicians and false claims submitted to federal health care programs) and health information privacy and security. Regulations and policies frequently change, and we monitor changes through our internal government affairs department, as well as multiple trade and governmental publications and associations.
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
In every state where required, our care centers possess a license and/or a CON, POA or FNR issued by the state health authority that determines the local service area for the home health or hospice care centers. Currently, state health authorities in 16 states and the District of Columbia require a CON or, in the State of Arkansas, a POA, in order to establish and operate a home health care center, and state health authorities in 15 states and the District of Columbia require a CON or, in the State of Louisiana, a FNR, to operate a hospice care center.
To the extent a CON, POA, FNR or other similar approval is required to expand our operations, our expansion could be adversely affected by the inability to obtain the necessary approvals, changes in the standards applicable to those approvals and possible delays and expenses associated with obtaining those approvals. In some instances, other providers in the market may file opposition to a CON, POA or FNR application, and this could further delay an approval.
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
Medicare Participation: Licensing, Certification and Accreditation
Our care centers must comply with regulations promulgated by the United States Department of Health and Human Services ("HHS") and CMS in order to participate in the Medicare program and receive Medicare payments. The SSA establishes the conditions that a home health agency ("HHA") and a hospice provider must meet in order to participate in the Medicare program. Among other things, these regulations, applicable to HHAs and hospices, respectively, known as conditions of participation and/or conditions of payment (“COPs”), relate to the type of facility, its personnel and its standards of medical care, as well as its compliance with federal, state and local laws and regulations. Additional COPs applicable to HHAs focus on the safe delivery of quality care provided to patients and the impact of that care on patient outcomes through the protection and promotion of patients' rights, care planning, delivery and coordination of services and streamlining of regulatory requirements.

As part of the 2025 Home Health Final Rule, CMS is finalizing updates to the COPs applicable to home health agencies to reduce avoidable care delays by helping ensure that referring entities and prospective patients can select the most appropriate home health agency based on their care needs. CMS is finalizing a new standard that requires home health agencies to develop, implement and maintain, through an annual review, a patient acceptance-to-service policy that is applied consistently to each prospective patient referred for home health care. The policy must address, at a minimum, the following criteria related to the home health agency’s capacity to provide patient care: (a) the anticipated needs of the referred prospective patient, (b) the home health agency’s caseload and case mix, (c) the home health agency’s staffing levels, and (d) the skills and competencies of the home health agency staff. Additionally, CMS is finalizing a rule that would require home health agencies to make available to the public accurate information regarding the services offered by the home health agency and any service limitations related to types of specialty services, service duration or service frequency. The home health agency must review this information as frequently as the services are changed, but no less often than annually.
In the 2025 Hospice Final Rule, CMS identified language discrepancies in the existing requirements for hospices as they relate to the medical director and physician designee in the COPs and physician member of the interdisciplinary group (“IDG”) in the payment requirements for the certification of the terminal illness and the admission to hospice care. Therefore, to align the medical director COPs and the hospice payment requirements for both clarity and consistency, CMS is finalizing technical changes to the conditions of participation by adding the physician member of the hospice IDG as an individual who may review the clinical information for each patient and provide written certification that it is anticipated that the patient's life expectancy is six months or less, if the illness runs its normal course. The finalized changes also include an update to provisions regarding certification and admission to hospice care in the hospice payment regulations to clarify that, if the medical director is unavailable, the physician designee may certify the terminal illness and determine admission to hospice.
CMS has adopted alternative sanction enforcement options which allow CMS (i) to impose temporary management, direct plans of correction or direct training and (ii) to impose payment suspensions and civil monetary penalties in each case on providers out of compliance with the COPs. CMS engages or has engaged a number of third-party contractors, including Recovery Audit Contractors (“RACs”), Program Safeguard Contractors (“PSCs”), Zone Program Integrity Contractors (“ZPICs”), Uniform Program Integrity Contractors ("UPICs"), Medicaid Integrity Contractors (“MICs”), Supplemental Medical Review Contractors (“SMRCs”) and Comprehensive Error Rate Testing Contractors ("CERTs"), to conduct extensive reviews of claims data and state and federal government health care program laws and regulations applicable to healthcare providers. These audits evaluate the appropriateness of billings submitted for payment. In addition to identifying overpayments, audit contractors can refer suspected violations of law to government enforcement authorities.
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
Federal Anti-Kickback Statute ("AKS")
Subject to certain exceptions, the federal AKS prohibits any offer, payment, solicitation or receipt of any form of remuneration to induce or reward the referral of business payable under a government health care program or in return for the purchase, lease, order, arranging for, or recommendation of items or services covered under a government health care program. The law also forbids the offer or transfer of anything of value, including certain waivers of co-payment obligations and deductible amounts, to a beneficiary of Medicare or Medicaid that is likely to influence the beneficiary’s selection of health care providers, again, subject to certain safe harbor exceptions. Violations of the federal AKS can trigger the False Claims Act and Civil Monetary Penalties Law, potentially resulting in civil fines up to $27,894 for each violation, penalties of up to $124,732 (last updated 2024) plus three times the amount of the improper remuneration, imprisonment and potentially, exclusion from furnishing services under any government health care program. There are also criminal penalties under the AKS, and providers found to be in violation of the federal AKS can be excluded from participation in federal health care programs.
Stark or Physician Self-Referral Law
The Stark Law, also known as the Physician Self-Referral Law, prohibits physicians from referring Medicare and Medicaid patients to entities for the provision of designated health services with which they or any of their immediate family members have a direct or indirect financial relationship, unless an exception to the law's prohibition is met. Sanctions for violating the Stark Law include penalties of up to $30,868 for each violation and up to $205,799 (last updated 2024) for schemes to circumvent the Stark Law restrictions. There are a number of exceptions to the self-referral prohibition, including employment contracts and leases, that may be used so long as the arrangement adheres to certain enumerated requirements. Violations of the Stark Law may also result in payment denials, False Claims Act scrutiny, additional civil monetary penalties and federal program exclusion.
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
The federal government has used the FCA to prosecute Medicare and other governmental program fraud in areas such as violations of the federal Anti-Kickback Statute or the Stark Law, coding errors, billing for services not provided and submitting false cost reports. The FCA has also been used to prosecute people or entities that bill services at a higher reimbursement rate than is allowed and that bill for care that is not medically necessary. In addition to government enforcement, the FCA authorizes private citizens to bring qui tam or “whistleblower” lawsuits, greatly extending the practical reach of the FCA. The per-claim maximum penalty is $27,894 (last updated 2024).
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
In the Patient Protection and Affordable Care Act (enacted in 2010), Congress enacted requirements related to identifying and returning overpayments made under Medicare and Medicaid. CMS finalized regulations regarding this so-called “60-day rule,” which requires providers to report and return Medicare and Medicaid overpayments within 60 days of identifying the overpayment. A provider who retains identified overpayments beyond 60 days may be liable under the FCA. Modifications to the 60-day rule became effective on January 1, 2025. The updated rule makes three material changes: (1) the rule updates the standard for determining when an overpayment is “identified;” (2) the rule imposes the obligation to report and return overpayments, regardless of whether the precise amount is calculated; and (3) the rule suspends the obligation to report and return overpayments for up to 180 days if, after identifying an overpayment, the provider conducts a timely, good-faith investigation to determine whether related overpayments exist. The updated rule maintains the six-year lookback period, meaning overpayments must be reported and returned if a person identifies the overpayment within six years of the date the overpayment was received. Providers must report and return overpayments even if they did not cause the overpayment.
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
The penalty for knowing and willful solicitation, receipt, offer or payment of remuneration for referring an individual for a service or for purchasing, leasing or ordering an item to be paid for by a federal health care program increased from $120,816 to $124,732, and the CMP for beneficiary inducement increased from $24,164 to $24,947 per occurrence.
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
Federal and State Privacy and Security Laws
The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") requires us to comply with standards for the use and disclosure of health information within our company and with third parties, such as payors, business associates and patients. These include standards for common health care transactions, such as claims information, plan eligibility and payment information, standards for the use of electronic signatures and unique identifiers for providers, employers, health plans and individuals as well as standards for privacy, security and breach notification and enforcement.
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
Currently, civil monetary penalties for HIPAA violations can range from $141 per violation to a maximum fine of $2.134 million for multiple violations of the same provision during a calendar year. To date, the largest penalty imposed by HHS following a data breach is $16 million. State attorneys general may also bring civil enforcement actions under HIPAA, and attorneys general are actively engaged in enforcement. These penalties could be in addition to other penalties assessed by a state for a breach which would be considered reportable under a particular state’s data breach notification laws.
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
In addition to the federal HIPAA regulations, most states also have laws that protect the confidentiality of health information and other personally identifiable information, and these laws may be broader in scope with respect to protected health information and other personal information than HIPAA. Some of these state laws grant individuals rights with respect to personal information. Many of them exempt entities that are subject to HIPAA through entity-level exemptions, while others only exempt information subject to HIPAA (e.g., protected health information ("PHI")) while still maintaining applicability over other personal information. Several new state privacy laws went into effect on January 1, 2025. We may be required to expend significant resources to comply with these laws. Further, all 50 states, the U.S. territories and the District of Columbia have adopted data breach notification laws that impose, in varying degrees, an obligation to notify affected persons and/or state regulators in the event of a data breach or compromise, including when their personal information has or may have been accessed by an unauthorized person. Some state breach notification laws may also impose physical and electronic security requirements regarding the safeguarding of personal information, such as social security numbers and bank and credit card account numbers. Violation of state privacy, security and breach notification laws can trigger significant monetary penalties. In addition, certain states’ privacy, security and data breach laws, including, for example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act ("CCPA"), include private rights of action, in addition to any available common law theories, that may expose us to private litigation regarding our privacy practices and significant damages awards or settlements in civil litigation.
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
Review Choice Demonstration for Home Health Services ("RCD")
Effective June 1, 2024, CMS extended RCD for an additional five years. The demonstration will be continuing in the current demonstration states of Illinois, Ohio, Texas, North Carolina, Florida and Oklahoma. CMS' RCD provided HHAs in the demonstration states with three options in the initial selection period: pre-claim review of all claims, post-payment review of all claims or minimal post-payment review with a 25% payment reduction for all home health services. As part of the extension, CMS is removing the option for minimal review with a 25% payment reduction from the initial choice selections. Under the pre-claim review and post-payment review options, provider claims are reviewed for every episode of care until the appropriate claim approval rate (90% based on a minimum of ten pre-claim requests or claims submitted) is reached. Further, once the appropriate claim approval rate is reached and maintained for six months, a provider can elect to opt out of pre-claim review or post-payment review of all claims and choose selective post-payment review, a spot check of a statistically valid random sample of claims determined by the Medicare Administrative Contractor ("MAC") to ensure continued compliance. Amedisys has elected the pre-claim review option.

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
As set forth in the 2025 Home Health Final Rule, CMS is finalizing new measures and modifying one existing measure related to the social determinants of health category and updating the OASIS all payor data collection for HHVBP. The new measures, which involve living situations, food security and utilities, will begin in 2027.
Home Health Payment Reform
PDGM, which became effective on January 1, 2020, adjusts payments to home health agencies based on patient characteristics for 30-day periods of care. While the payment changes under PDGM were to be implemented in a budget neutral manner to the industry, the ultimate impact varied by provider based on factors including patient mix and admission source. Additionally, CMS made assumptions about behavior changes that were expected to occur as a result of the transition to PDGM. The behavior change assumptions were finalized in the Calendar Year 2020 Home Health Final Rule released on October 31, 2019 and resulted in a 4.36% reduction to reimbursement. The behavior changes were related to coding practices, low utilization payment adjustment ("LUPA") management and co-morbidities. CMS is required by law to analyze data for calendar years 2020-2026, retrospectively, to determine the impact of the difference between assumed and actual behavior changes and to make any such payment changes as are necessary to offset or supplement the adjustments based on anticipated behavior.
On October 31, 2022, CMS issued the CY 2023 Final Rule for Medicare home health providers, which finalized a methodology for analyzing differences between assumed and actual behavior changes and determined that a permanent adjustment was needed. The final rule included a -3.5% permanent reduction to reimbursement based on the difference between assumed and actual behavior changes resulting from the implementation of PDGM. The -3.5% permanent adjustment was derived from a -3.925% adjustment which was only applied to the 30-day payment rate and not the low utilization payment adjustment. The -3.925% was only half of the total proposed adjustment. The remaining adjustment was to be considered in future rulemaking.
On July 5, 2023, the National Association for Home Care and Hospice ("NAHC"), the leading national home health trade association, filed suit against CMS in the United States District Court for the District of Columbia over the implementation of the payment cuts CMS made in the CY 2023 Final Rule for Medicare home health providers effective January 1, 2023. The primary claim in the lawsuit is that the methodology violated the plain language of the Medicare law. On April 26, 2024, the U.S. District Court for the District of Columbia dismissed the case, ruling that NAHC skipped an agency review process prior to filing suit. NAHC is considering an appeal.

On November 1, 2023, CMS issued the CY 2024 Final Rule for Medicare home health providers. CMS estimated that the final rule would result in a 0.8% increase in payments to home health providers. This increase was the result of a 3.0% payment update (3.3% market basket adjustment less a 0.3% productivity adjustment) and an increase of 0.4% for the update to the fixed-dollar loss ratio used in determining outlier payments offset by a permanent adjustment of -2.6% based on the difference between assumed and actual behavior changes resulting from the implementation of PDGM. The -2.6% permanent adjustment was derived from a -2.890% adjustment which was only applied to the 30-day payment rate and not the low utilization payment adjustment. The -2.890% adjustment was only half of the total proposed adjustment. The remaining adjustment was to be considered in future rulemaking.
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
In addition to permanent adjustments, CMS also has the discretion to make temporary adjustments through calendar year 2026; however, CMS has elected not to implement a temporary adjustment thus far. As stated in the CY 2025 Final Rule, the total temporary adjustment calculated for CY 2020 through CY 2023 is $4.5 billion. In future rule making, CMS will propose that the temporary adjustment dollar amount be converted to a factor that is applied to the base payment rate.
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
Use of Artificial Intelligence
We are deploying innovative programs, such as artificial intelligence, including generative artificial intelligence and similar tools and technologies (collectively, “AI”), to improve or enhance patient workflows and predictive analytics. Any creation, use, or deployment of AI may subject us to additional risks under HIPAA and other health privacy laws and regulations. To the extent we use personally identifiable information to train AI, we are required to follow laws, regulations and contractual requirements on uses and disclosures of personally identifiable information, which may require us to obtain patient authorizations or to de-identify personally identifiable information. In addition, the Federal Trade Commission (“FTC”) has announced that they are taking a closer look at how AI is developed and used, including evaluating claims by companies regarding AI that could be false or misleading, to take appropriate steps to reduce biases. See “Item 1A. Risk Factors — Risks Related to Our Operations — We utilize artificial intelligence, which could expose us to liability or adversely affect our business, especially if we are unable to compete effectively with others in adopting artificial intelligence.”

Our Competitors
There are few barriers to entry in the home health and hospice jurisdictions that do not require a CON, POA or FNR. Our primary competition in these jurisdictions comes from local privately-owned, publicly-owned and hospital-owned health care providers. We compete based on the quality of services, the availability of personnel, expertise of visiting staff and, in certain instances, on the price of our services. In addition, we compete with a number of non-profit organizations that finance acquisitions and capital expenditures on a tax-exempt basis or receive charitable contributions that are unavailable to us.

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
Risk Factor Summary
The following is a summary of the principal risks that could adversely affect our business, operations and financial results:
•The proposed Merger is subject to the satisfaction of certain closing conditions, including government consents and approvals, some or all of which may not be satisfied or completed by the end of the Waiver Period (as defined in the Waiver (as defined below)), if at all.
•We may not complete the proposed Merger by the end of the Waiver Period or at all, which could have an adverse effect on our business, financial results and/or operations.
•We are subject to various uncertainties while the Merger is pending that may cause disruption and may make it more difficult to maintain relationships with employees, customers and other third-party business partners.
•In certain instances, the Merger Agreement requires us to pay a termination fee to UnitedHealth Group, which could affect the decisions of a third-party considering making an alternative acquisition proposal.
•We have incurred, and will continue to incur, direct and indirect costs as a result of the Merger.
•Litigation challenging the Merger Agreement may prevent the Merger from being consummated by the end of the Waiver Period or at all.
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
•Any economic downturn, deepening of an economic downturn, continued deficit spending by the federal government, reductions in government spending for healthcare programs or state budget pressures may result in a reduction in payments and covered services.
•A shortage of qualified clinicians, such as nurses and therapists, could materially impact our ability to attract, train and retain qualified personnel and could increase operating costs.
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
•Software outages or disruptions, including due to cyberattacks, defects or other unanticipated performance problems, could adversely affect our business, results of operations and financial condition.
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
•Inflation in the economy and new or increased tariffs could negatively impact our business and results of operations.
•We utilize artificial intelligence, which could expose us to liability or adversely affect our business, especially if we are unable to compete effectively with others in adopting artificial intelligence.
•Our long-term growth strategy depends on our ability to acquire additional care centers and integrate and operate these care centers effectively, make investments and enter into joint ventures and other strategic relationships. If our long-term growth strategy is unsuccessful or we are not able to successfully integrate newly acquired care centers into our existing operations, our business and consolidated financial condition, results of operations and cash flows could be materially adversely affected.
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
Risks Related to the Proposed Merger with UnitedHealth Group Incorporated ("UnitedHealth Group")
The proposed Merger is subject to the satisfaction of certain closing conditions, including government consents and approvals, some or all of which may not be satisfied or completed by the end of the Waiver Period (as defined in the Waiver (as defined below)), if at all.
Completion of the Merger is subject to a number of closing conditions, including obtaining the approval of our stockholders, which approval was obtained on September 8, 2023, the expiration or termination of the applicable waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the receipt of the required state regulatory approvals, the absence of any law or order that has the effect of enjoining or otherwise prohibiting the completion of the Merger, and the expiration or termination of the waiting period (and any extension thereof) applicable to the consummation of the transactions contemplated by the Merger Agreement under all applicable antitrust laws without the imposition by any governmental entity of any term, condition, obligation, requirement, limitation, prohibition, remedy, sanction or other action that has resulted in or would reasonably be expected to result in a Burdensome Condition (as defined in the Merger Agreement, as modified by the Waiver).
Each party’s obligation to consummate the Merger is also subject to, among other conditions, the accuracy of the representations and warranties of the other party (subject to certain exceptions) and performance by each party of its respective obligations under the Merger Agreement, including an agreement by us to use our reasonable best efforts to carry on our business in all material respects in the ordinary course, consistent with past practice, and to preserve our business organization and relationships with customers, suppliers, licensors, licensees and other third parties, and to comply with certain operating covenants. In addition, the Merger Agreement may be terminated under certain specified circumstances, including, but not limited to, (i) by mutual written consent, (ii) if a governmental authority of competent jurisdiction issues a final, non-appealable order prohibiting the consummation of the Merger, (iii) if the Merger has not been successfully completed by the "outside date" (as defined in the Merger Agreement, as modified by the Waiver (as defined below)), and (iv) following a breach by the other party of its representations or warranties or covenants contained in the Merger Agreement that would result in a failure of a condition to the closing of the Merger, subject to cure rights. As a result, we cannot assure you that the Merger will be completed, even though our stockholders approved the Merger, or that, if completed, it will be exactly on the terms set forth in the Merger Agreement or by the end of the Waiver Period.

On November 12, 2024, the U.S. Department of Justice ("DOJ") and certain other parties commenced the DOJ Action (as defined below) against Amedisys and UnitedHealth Group to block the Merger. Amedisys continues to support UnitedHealth Group in working toward closing the Merger. Given the uncertainty associated with the timing and resolution of the DOJ Action and the time necessary to close the transactions contemplated by the Merger Agreement, we cannot predict when or if the conditions to the Merger will be satisfied. See Part I, Item 1A. “Risk Factors – We may not complete the proposed Merger by the end of the Waiver Period or at all, which could have an adverse effect on our business, financial results and/or operations” for additional information.
On December 26, 2024, the parties to the Merger Agreement entered into a waiver (the “Waiver”) pursuant to which, among other things, Amedisys and UnitedHealth Group each waived its right to terminate the Merger Agreement due to a failure of the Merger to have been consummated by the outside date until the earlier of (i) 5:00 p.m. (New York time) on the tenth business day following a final order (whether or not appealable) issued by the U.S. District Court for the District of Maryland with respect to the complaint filed by the DOJ and certain other parties regarding the Merger and the other transactions contemplated by the Merger Agreement that permanently prohibits the consummation of the Merger and (ii) 11:59 p.m. (New York time) on December 31, 2025.
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
We may not complete the proposed Merger by the end of the Waiver Period or at all, which could have an adverse effect on our business, financial results and/or operations.
The proposed Merger may not be completed by the end of the Waiver Period or at all, as a result of various factors and conditions, some of which may be beyond our control. Given the uncertainty associated with the timing and the resolution of the DOJ Action and the time necessary to close the transactions contemplated by the Merger Agreement, we cannot predict when or if the conditions to the Merger will be satisfied. If the DOJ prevails to block the Merger, or if the Merger is not completed for any other reason, our stockholders will not receive any payment for their shares of our common stock in connection with the Merger. Instead, we will remain a public company, our common stock will continue to be listed and traded on The Nasdaq Global Select Market and registered under the Exchange Act, and we will be required to continue to file periodic reports with the SEC. Moreover, our ongoing business may be materially adversely affected, and we would be subject to a number of risks, including the following:
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
•we may be required to reimburse UnitedHealth Group for the $106,000,000 termination fee payment that UnitedHealth Group, on our behalf, paid to Option Care Health Inc. ("OPCH") in connection with the termination of the Agreement and Plan of Merger (the "OPCH Merger Agreement"), dated as of May 3, 2023, by and among Amedisys, OPCH and Uintah Merger Sub, Inc. ("OPCH Merger Sub") under certain circumstances set forth in the Merger Agreement (as modified by the Waiver);
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
•matters relating to the Merger require substantial commitments of time and resources by our management, which could result in the distraction of management from ongoing business operations and pursuing other opportunities that could have been beneficial to us; and
•we may commit significant time and resources to defending against the DOJ Action or other litigation related to the Merger.
If the Merger is not consummated, the risks described above may materialize, and they may have a material adverse effect on our business operations, financial results and stock price, particularly to the extent that the current market price of our common stock reflects an assumption that the Merger will be completed.
We are subject to various uncertainties while the Merger is pending that may cause disruption and may make it more difficult to maintain relationships with employees, customers and other third-party business partners.
Our efforts to complete the Merger could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our results of operations and our business. Uncertainty as to whether the Merger will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the Merger is pending because employees may experience uncertainty about their roles following the Merger. As mentioned above, a substantial amount of our management’s and employees’ attention is being directed toward the completion of the Merger and thus is being diverted from our day-to-day operations. Uncertainty as to our future could adversely affect our business and our relationship with customers and potential customers. For example, customers, suppliers and other third parties may defer decisions concerning working with us or seek to change existing business relationships with us. Changes to or termination of existing business relationships could adversely affect our revenue, earnings and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the Merger could be exacerbated by any continued delays in completion of the Merger or termination of the Merger Agreement.
In certain instances, the Merger Agreement requires us to pay a termination fee to UnitedHealth Group, which could affect the decisions of a third-party considering making an alternative acquisition proposal.
Under the terms of the Merger Agreement, we may be required to pay UnitedHealth Group a termination fee of $125,000,000 under specified conditions. Further, under specified circumstances set forth in the Merger Agreement (as modified by the Waiver), we may be required to reimburse UnitedHealth Group for the $106,000,000 termination fee payment that UnitedHealth Group, on our behalf, paid to OPCH in connection with the termination of the OPCH Merger Agreement. These payments could affect the structure, pricing and terms proposed by a third-party seeking to acquire or merge with us and could discourage a third-party from making a competing acquisition proposal, including a proposal that would be more favorable to our stockholders than the Merger.
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
Litigation challenging the Merger Agreement may prevent the Merger from being consummated by the end of the Waiver Period or at all.
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
On November 12, 2024, the DOJ and the attorneys general of the states of Maryland, Illinois, New Jersey and New York filed a lawsuit commencing litigation (the “DOJ Action”) against Amedisys and UnitedHealth Group in the U.S. District Court for the District of Maryland, alleging that the Merger, if consummated, would violate Section 7 of the Clayton Act and so should be enjoined and that Amedisys committed certain violations of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and requests civil penalties against Amedisys for alleged violations of Section 7A. We believe the plaintiffs’ claims are without merit and intend to vigorously defend against such claims. The DOJ Action remains pending. The U.S. District Court for the District of Maryland has tentatively set October 27, 2025 as the start date for the trial, but may reschedule the trial to begin later, on or about February 9, 2026. The U.S. District Court for the District of Maryland has stated that it will make a final determination as to the trial date in late August 2025.
Lawsuits may continue to be filed against us, our Board of Directors or other parties to the Merger Agreement, challenging the Merger or making other claims in connection therewith. Such lawsuits may be brought by our purported stockholders and may seek, among other things, to enjoin consummation of the Merger. One of the conditions to the consummation of the Merger is the absence of any order or law that has the effect of enjoining or otherwise prohibiting the consummation of the Merger. As such, if the plaintiffs in such lawsuits are successful in obtaining an injunction prohibiting the defendants from completing the Merger on the agreed upon terms, then such injunction may prevent the Merger from becoming effective, or from becoming effective by the end of the Waiver Period.
Risks Related to Reimbursement
Federal and state changes to reimbursement and other aspects of Medicare and Medicaid could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.
Our net service revenue is primarily derived from Medicare, which accounted for 70%, 73% and 74% of our consolidated net service revenue during 2024, 2023 and 2022, respectively. Payments received from Medicare are subject to changes made through federal legislation. When such changes are implemented, we must also modify our internal billing processes and procedures accordingly, which can require significant time and expense. These changes, as further detailed in Part I, Item 1, “Business: Payment for Our Services,” can include changes to base payments and adjustments for home health services, changes to cap limits and per diem rates for hospice services and changes to Medicare eligibility and documentation requirements or changes designed to restrict utilization. Any such changes, including retroactive adjustments, adopted in the future by CMS could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.
The Affordable Care Act added Medicare requirements for face-to-face encounters to support claims for home health services. The requirements for face-to-face encounters continue to be one of the most complex issues in the industry and can be the source of claims denials if not fulfilled. The Affordable Care Act also provided that the requirements for face-to-face encounters in the provisions described above shall apply in the case of physicians making certifications for home health under Medicaid in the same manner and to the same extent as such requirements apply under Medicare.
There are continuing efforts to reform governmental health care programs that could result in major changes in the health care delivery and reimbursement system on a national and state level, including changes directly impacting the reimbursement systems for our home health and hospice care centers. The U.S. federal budget is subject to change, there is a new administration, and the Medicare program is frequently mentioned as a target for spending cuts. Within the Medicare program, the hospice benefit is often specifically targeted for cuts. The full impact on our business of any future cuts in Medicare or other programs is uncertain. Though we cannot predict what, if any, reform proposals will be adopted, health care reform and legislation may have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows through decreasing payments made for our services.
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
Hospice quality reporting was mandated by the PPACA, which directs the Secretary to establish quality reporting requirements for hospice programs. Failure to submit required quality data will result in a specified reduction to the market basket percentage increase for that fiscal year. This quality reporting program is currently “pay-for-reporting,” meaning it is the act of submitting data that determines compliance with program requirements.
Beginning in fiscal year ("FY") 2024 and for each subsequent year, hospices that fail to meet quality reporting requirements will receive a 4 percentage point reduction to the annual hospice payment update percentage increase for the year. For example, the FY 2024 rate for hospices that did not submit the required quality data would have been updated to -0.9%, which is the FY 2024 hospice payment update percentage of 3.1% minus 4 percentage points.
On July 30, 2024, CMS issued the 2025 Hospice Final Rule which provided updates to the Hospice Quality Reporting Program ("HQRP") for 2025. The rule finalizes two new process measures for the HQRP, timely follow-up for pain impact and timely follow-up for non-pain symptom impact, which are expected to begin in FY 2028. The reporting of these two measures would be through the new Hospice Outcomes and Patient Evaluation ("HOPE") instrument, described below. These process measures address hospice care delivery as they document whether a follow-up visit occurred within 48 hours of an initial assessment where there was an impact of moderate or severe symptoms with and without pain.
The rule also adopts and implements the HOPE patient-level data collection tool, beginning with FY 2025. HOPE will collect data at multiple time points across the hospice stay, including admission, the HOPE Update Visit (“HUV”) and discharge. Compared to the Hospice Item Set ("HIS") (which only collects data at hospice admission and discharge), HOPE will enable CMS to gather patient-level data during their hospice stay to improve patient quality of care. In addition, HOPE includes several domains that are new or expanded relative to HIS, including: sociodemographic (updated), diagnoses (expanded), symptom impact assessment, skin conditions and imminent death.
In addition, this rule finalizes changes to the Hospice Consumer Assessment of Healthcare Providers and Surveys ("CAHPS") based on the results of a mode experiment conducted in 2021 and summarizes stakeholder input on potential data collection items related to four social determinants of health items relevant to the HQRP (housing instability, food insecurity, utilities and transportation challenges).
The Social Security Act requires the submission of quality data by home health agencies. Failure to submit quality data will result in a 2% reduction in the home health agency's annual home health payment update percentage. CMS has an explicit “Pay-

for-Reporting Performance Requirement” by which provider compliance with quality reporting requirements can be measured. CMS also requires home health agencies to report prescribed quality assessment data for a minimum of 90% of all patients.
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
Any economic downturn, deepening of an economic downturn, continued deficit spending by the federal government, reductions in government spending for healthcare programs or state budget pressures may result in a reduction in payments and covered services.
Adverse developments in the United States could lead to a reduction in federal government expenditures, including governmentally funded programs in which we participate, such as Medicare and Medicaid. In addition, if at any time the federal government is not able to meet its debt payments unless the federal debt ceiling is raised, and legislation increasing the debt ceiling is not enacted, the federal government may stop or delay making payments on its obligations, including funding for government programs in which we participate, such as Medicare and Medicaid. Failure of the government to make payments under these programs could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. Further, any failure by the United States Congress to complete the federal budget process and fund government operations may result in a federal government shutdown, potentially causing us to incur substantial costs without reimbursement under the Medicare program, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. As an example, the failure of the 2011 Joint Select Committee to meet its Deficit Reduction goal resulted in a reduction in Medicare home health and hospice payments of 2% beginning April 1, 2013 ("sequestration" - suspended from May 1, 2020 through March 31, 2022; reinstated at 1% for the period April 1, 2022 through June 30, 2022 and at 2% thereafter). Moreover, the new U.S. presidential administration has issued a number of executive orders intended to reduce government spending. New executive orders and legislation could change reimbursement methodologies and/or the number of individuals eligible for government healthcare programs.
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

Risks Related to our Operations
A shortage of qualified clinicians, such as nurses and therapists, could materially impact our ability to attract, train and retain qualified personnel and could increase operating costs.
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
The majority of our patients are older individuals and/or individuals with complex medical challenges or multiple ongoing diseases, many of whom may be more vulnerable than the general public during a pandemic or in a public health emergency. Our employees are also at greater risk of contracting contagious diseases due to their increased exposure to vulnerable individuals. Our employees could also have difficulty attending to our patients if a program of social distancing or quarantine is instituted in response to a public health emergency. In addition, we may expand existing internal policies in a manner that may have a similar effect. If the virus that causes COVID-19 and its potentially more contagious variants cause an additional resurgence of infections of COVID-19, if new variants that are resistant to government approved COVID-19 vaccinations continue to emerge or if an influenza or other pandemic were to occur, we could suffer significant losses to our patient population or a reduction in the availability of our employees and caregivers, and we could be required to hire replacements for affected workers at an inflated cost. Accordingly, public health emergencies could have a disproportionate material adverse effect on our financial condition, results of operations and cash flows.
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
Providing quality patient care is the cornerstone of our business. We believe that hospitals, physicians and other referral sources refer patients to us in large part because of our reputation for delivering quality care. Clinical quality has become increasingly important within our industry. Medicare imposes a financial penalty upon hospitals that have excessive rates of patient readmissions within 30 days from hospital discharge. We believe this regulation provides a competitive advantage to home health providers who can differentiate themselves based upon quality, particularly by lowering potentially preventable hospitalizations and by implementing disease management programs designed to be responsive to the needs of patients served by referring hospitals. We are focused intently upon improving our patient outcomes, particularly our potentially preventable hospitalizations. If we should fail to attain our goals regarding potentially preventable hospitalizations and other quality metrics, we expect our ability to generate referrals would be adversely impacted, which could have a material adverse effect upon our business and consolidated financial condition, results of operations and cash flows.
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
Our acquisition of Contessa not only established the foundation for our high acuity care segment, but it also added key infrastructure to enable us to more quickly and effectively enter into risk-based contracts with managed care health plans. Should our high acuity care joint venture partnerships not deliver sufficient perceived value to managed care health plans, those health plans may limit or forego opportunities to partner with us in expanded risk-based contracts. Additionally, assuming risk from managed care health plans requires that the appropriate clinical and operating protocols be in place to actuarially assess eligible members and determine historical baseline healthcare expenditures, enroll eligible members into the program, effectuate a clinically effective plan of care to treat those patients primarily in a home-based setting and coordinate care throughout various phases of the member’s treatment including palliative care services. Should we be ineffective in identifying and enrolling members into the program or should the clinical treatment plans we implement for enrolled members not result in reduced healthcare costs during the period in which those members are enrolled, we could incur significant additional costs under these contracts that exceed the revenues we receive. These negative outcomes could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.
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
As a healthcare provider, we face increased legal and regulatory compliance risk in the event of a cyberattack. Healthcare providers and health insurance plans must comply with the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") regulations regarding the privacy and security of protected health information. The HIPAA regulations impose significant requirements on providers with regard to how such protected health information may be used and disclosed. Further, the regulations include extensive and complex requirements for providers to establish reasonable and appropriate administrative, technical and physical safeguards to ensure the confidentiality, integrity and availability of protected health information. HIPAA directs the Secretary of the United States Department of Health and Human Services ("HHS") to provide for periodic audits to ensure covered entities (and their business associates, as that term is defined under HIPAA) comply with the applicable HIPAA requirements. Entities within the U.S. that are found to be in violation of HIPAA may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. Even when providers establish reasonable and appropriate administrative, technical and physical safeguards, it is difficult to fully protect information systems from a breach or security incident. In the event a provider experiences a "breach" and protected health information is compromised, the provider is obligated under HIPAA to notify individuals, the government, and in the event the breach involves 500 or more individuals, the media. There are significant costs associated with a breach, including investigation costs, remediation and mitigation costs, notification costs, attorney fees, litigation and the potential for reputational harm and lost revenues due to a loss in confidence in the provider. We cannot predict the costs to comply with these laws or the costs associated with a potential breach of protected health information, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows, and our business reputation.
In addition to federal regulators, state attorneys general are also enforcing proactive security protocols and reporting requirements relating to information security breaches. All 50 states, the District of Columbia, and the U.S. territories have breach notification laws; some of these laws also include proactive data security requirements. In addition to state laws regarding confidentiality of medical information, several states expanded state privacy laws regarding personal information which is more broadly defined than medical information. Some of these laws exempt entities that are subject to HIPAA, while others only exempt medical information covered by HIPAA, but retain applicability over other personal information.
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

Our business depends on effective, secure and operational information systems that include systems provided by or hosted by external contractors, partners and other service providers. For example, our care centers depend upon information systems and software hosted by third-party vendors for patient care, accounting, billing, collections, risk management, quality assurance, human resources, payroll and other information considered to be sensitive and/or confidential, including protected health information. These third-party vendors or business associates, in the event the vendor creates, receives, transmits or maintains protected health information on our behalf, are required to comply with substantially the same HIPAA requirements as the healthcare provider. This is accomplished through the use of "Business Associate Agreements" with vendors. However, third- and fourth-party security incidents and supply-chain cyber-attacks have been increasingly common, and there is no way for an organization to ensure that such incidents and attacks do not occur. The occurrence of any information system failure, breach or security incident, or a vendor's breach of the Business Associate Agreement could result in interruptions, delays, breaches of protected health information and personal information, loss or corruption of data and cessations or interruptions in the availability of these systems and the information they create, receive, transmit or maintain. An extended service outage affecting these or other vendors, particularly where such vendor is the single source from which we obtain the services, could have a material adverse effect on our business or results of operations. For example, in February 2024, UnitedHealth Group announced a cyber-attack on the information technology systems of its subsidiary, Change Healthcare, one of the largest providers of healthcare payment systems in the United States. The Change Healthcare cybersecurity incident did not impact our day-to-day operations and did not have a material adverse effect on our business; however, we were delayed in submitting patient claims to certain non-Medicare payors. There was minimal impact to our Medicare claim submissions as we were able to quickly redirect our Medicare claims to an alternative clearinghouse. The delays in submitting non-Medicare claims resulted in a reduction of our operating cash flow and an estimated increase to our accounts receivable of approximately $60 million during the three month-period ended March 31, 2024. Future such events or circumstances, among others, could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows, and they could harm our business reputation.
If we are subject to cyberattacks or security breaches in the future, this could result in harm to patients; business interruptions and delays; the loss, misappropriation, corruption or unauthorized access of data; litigation and potential liability under privacy, security and consumer protection laws or other applicable laws; reputational damage and federal and state governmental inquiries. Any such problems or failures and the costs incurred in correcting any such problems or failures could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. Further, to the extent our external information technology contractors or other service providers have their own cyber-attack, security event or information technology failure, become insolvent or fail to support the software or systems we have licensed from them, our operations could be materially adversely affected. A failure to restore our information systems after the occurrence of any of these events could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. Because of the protected health information we store and transmit, loss of electronically stored information for any reason could expose us to risk of regulatory action and litigation and possible liability and loss.
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

Software outages or disruptions, including due to cyberattacks, defects or other unanticipated performance problems, could adversely affect our business, results of operations and financial condition.
We rely on software and technology platforms from third parties to automate and streamline certain administrative processes and to support caregiver optimization. For example, we use Homecare Homebase software solutions in our home health and hospice segments for electronic medical recordkeeping, coding, scheduling patient visits, documentation review, payroll and billing. If any of these software or technology applications become unavailable for an extended period of time, due to a cyber breach, extended outages, interruptions, defects or errors, or because they are no longer available on commercially reasonable terms, or if any of these applications experience data loss, we will need to implement contingency plans accordingly, which could increase our expenses, delay or impair our aforementioned administrative processes, distract our management from ongoing business operations, and may impact our ability to bill for and seek reimbursement for our services, all of which could have an adverse effect on our business, financial condition, results of operations, and cash flows.
Our insurance liability coverage may not be sufficient for our business needs.
As a result of operating in the home health industry, our business entails an inherent risk of claims, losses and potential lawsuits alleging incidents involving our employees that may occur in a patient’s home. We maintain professional liability insurance to provide coverage to us and our subsidiaries against these risks. However, we cannot assure you claims will not be made in the future in excess of the limits of our insurance, nor can we assure you that any such claims, if successful and in excess of such limits, will not have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows or result in increased premiums or other insurance-related costs. In some states, state law may prohibit or limit insurance coverage for the risk of punitive damages arising from professional liability and general liability claims and/or litigation. As a result, we may be liable for punitive damage awards in these states that either are not covered or are in excess of our insurance policy limits. Our insurance coverage also includes fire, property damage, cyber security and general liability with varying limits. We cannot assure you that the insurance we maintain will satisfy claims made against us or that insurance coverage will continue to be available to us at commercially reasonable rates, in adequate amounts or on satisfactory terms. Any claims made against us, regardless of their merit or eventual outcome, could damage our reputation and business.
We may be subject to substantial malpractice or other similar claims.
As of February 21, 2025, we have approximately 19,000 employees (11,800 home health, 6,100 hospice, 200 high acuity care and 900 corporate employees). In addition, we employ direct care workers on a contractual basis to support our existing workforce. Due to the nature of our business, we, through our employees and caregivers who provide services on our behalf, may be the subject of medical malpractice claims. A court could find these individuals should be considered our agents, and, as a result, we could be held liable for their acts or omissions. We cannot predict the effect that any claims of this nature, regardless of their ultimate outcome, could have on our business or reputation or on our ability to attract and retain patients and employees. While we maintain malpractice liability coverage that we believe is appropriate given the nature and breadth of our operations, any claims against us in excess of insurance limits, or multiple claims requiring us to pay deductibles, could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.
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

Because we have grown in part through acquisitions, goodwill and other acquired intangible assets represent a substantial portion of our assets. Goodwill was $1.2 billion as of December 31, 2024, and if we make additional acquisitions, it is likely that we will record additional goodwill and intangible assets in our consolidated financial statements. We also have long-lived assets consisting of property and equipment, operating lease right of use assets and other identifiable intangible assets of $204.8 million as of December 31, 2024, which we review on a periodic basis as well as when events or circumstances indicate that the carrying amount of an asset may not be recoverable. If a determination that a significant impairment in value of our unamortized intangible assets or long-lived assets occurs, such determination could require us to write off a substantial portion of our assets. A write off of these assets could have a material adverse effect on our consolidated financial condition and results of operations.
Our operations could be impacted by war, terrorism, natural or man-made disasters and climate change.
The Company's business may be adversely affected by instability, disruption or destruction in a geographic region in which it operates, regardless of cause, including war, terrorism, riot, civil insurrection or social unrest, climate change, natural or man-made disasters and extreme weather conditions, such as hurricanes, tornadoes, wildfires, earthquakes, floods and severe snow and ice storms. Any such event in the markets in which we operate could not only impact the day-to-day operations of our care centers but could also disrupt our relationships with patients, employees and referral sources located in the affected areas and, in the case of our corporate office, our ability to provide administrative support services, including payroll, billing and collection services. In addition, any episode of care that is not completed due to such an event will generally result in lower revenue for the episode. Our corporate office and a number of our care centers are located in the southeastern United States and the Gulf Coast Region, increasing our exposure to hurricanes and flooding. Moreover, global climate change could increase the intensity of individual hurricanes or the number of hurricanes that occur each year. Even if our facilities are not directly damaged, we may experience considerable disruptions in our operations due to property damage or electrical outages experienced in storm-affected areas by our care givers, payors, vendors and others. Additionally, long-term adverse weather conditions, whether caused by global climate change or otherwise, could cause an outmigration of people from the communities where our care centers are located. If any of the circumstances described above occur, there could be a harmful effect on our business and our results of operations could be adversely affected.
Further, the ongoing Russia-Ukraine conflict has created extreme volatility in the global financial markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility or disruptions or similar disruptions caused by the Israel-Hamas War may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Our business, financial condition and results of operations may be materially and adversely affected by any negative impact on the global economy resulting from the conflict in Ukraine, the Middle East or any other geopolitical tensions.
Inflation in the economy and new or increased tariffs could negatively impact our business and results of operations.
Our operations have been materially impacted by the recent inflationary environment as we have experienced higher labor costs and healthcare costs. In addition, the imposition of new or increased tariffs by the United States government, or retaliatory tariffs imposed by other countries, could exacerbate the impact of inflation and increase our costs. Cost increases may outpace our expectations, causing us to use our cash and other liquid assets faster than forecasted. If we are unable to successfully manage the effects of inflation and increased costs, our business, operating results, cash flows and financial condition may be adversely affected.

We utilize artificial intelligence, which could expose us to liability or adversely affect our business, especially if we are unable to compete effectively with others in adopting artificial intelligence.
We have begun utilizing artificial intelligence, including generative artificial intelligence and similar tools and technologies (collectively, “AI”) in connection with our business to improve or enhance patient workflows and predictive analytics. There are significant risks involved in using AI, and no assurance can be provided that our use of AI will enhance our services, produce the intended results or keep pace with our competitors. For example, AI algorithms may be flawed, insufficient, of poor quality, rely upon inaccurate data, reflect unwanted forms of bias, or contain other errors or inadequacies, any of which may not be easily detectable; AI has been known to produce false or “hallucinatory” inferences or outputs; our use of AI can present ethical issues and may subject us to new or heightened legal, regulatory, ethical or other challenges; and inappropriate or controversial data practices by developers and end-users, unauthorized data disclosure or other factors adversely affecting public opinion of AI, could impair the acceptance of AI solutions, including those incorporated in our services.
If the AI tools that we use are deficient, inaccurate or controversial, we could incur operational inefficiencies, competitive harm, legal liability, brand or reputational harm or other adverse impacts on our business and financial results. The accuracy of the results of our use of AI depends on our ability to train our employees, consultants or other service providers on the technology we are using and to make adjustments to the algorithms as needed based on periodic quality assessments of the information received or outputs produced. AI tools may lack transparency and explainability, making it difficult to fully understand how AI systems arrive at certain decisions or outcomes. This lack of clarity may hinder our ability to provide sufficient explanations to regulators, patients and other stakeholders, which could lead to increased scrutiny, regulatory fines or legal challenges. As AI decisions are integrated into business processes, the inability to clearly articulate how those decisions are made may undermine confidence in the AI systems, reduce trust in our services, and create compliance risks. In addition, lack of transparency may make it more difficult to defend disputes or legal actions. As AI regulation evolves to demand more explainability and transparency, failure to meet these expectations could result in adverse impacts on our operations, financial performance and reputation.
If we do not have sufficient rights to use the data or other material or content on which the AI tools we use rely, we also may incur liability through the violation of applicable laws and regulations, third-party intellectual property, data privacy or other rights, or contracts to which we are a party. If we fail to successfully integrate AI into our business processes or if we fail to keep pace with rapidly evolving AI technological developments, we may face a competitive disadvantage. In addition, AI regulation is rapidly evolving worldwide as legislators and regulators increasingly focus on these powerful emerging technologies. The technologies underlying AI and its uses are subject to a variety of laws and regulations, including intellectual property, data privacy and security, consumer protection, competition and equal opportunity laws, and are expected to be subject to increased regulation and new laws or new applications of existing laws and regulations. AI is the subject of ongoing review by various U.S. governmental and regulatory agencies, and various U.S. states and other foreign jurisdictions are applying, or are considering applying, their platform moderation, data privacy and security laws and regulations to AI or are considering general legal frameworks for AI. For example, California passed the Generative Artificial Intelligence Training Data Transparency Act, Colorado passed the Colorado Artificial Intelligence Act, and Utah passed the Utah Artificial Intelligence Policy Act, all of which will have implications on the ways that businesses can use AI technologies. In addition, the FTC has required other companies to turn over (or disgorge) valuable insights or trainings generated through the use of AI/machine learning where they allege the company has violated privacy and consumer protection laws. We may not be able to anticipate how to respond to these rapidly evolving frameworks, and we may need to expend resources to adjust our operations or offerings in certain jurisdictions if the legal frameworks are inconsistent across jurisdictions. If we cannot use AI/machine learning or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage. Furthermore, because AI technology itself is highly complex and rapidly developing, it is not possible to predict all of the legal, operational or technological risks that may arise relating to the use of AI.
Risks Related to our Growth Strategies
Our long-term growth strategy depends on our ability to acquire additional care centers and integrate and operate these care centers effectively, make investments and enter into joint ventures and other strategic relationships. If our long-term growth strategy is unsuccessful or we are not able to successfully integrate newly acquired care centers into our existing operations, our business and consolidated financial condition, results of operations and cash flows could be materially adversely affected.
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
Some states require health care providers (including skilled nursing facilities, hospice care centers, home health care centers and assisted living facilities) to obtain prior approval, known as a CON, POA or FNR, in order to commence operations (see Part I, Item 1, “Our Regulatory Environment” for additional information on CONs, POAs and FNRs). If we are not able to obtain such approvals, our ability to expand our operations could be impaired, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. Additionally, a growing number of states have enacted mini-Hart-Scott-Rodino ("mini-HSR") laws that require state approval of transactions involving certain health care entities. States with mini-HSR laws include California, Colorado, Connecticut, Hawaii, Illinois, Massachusetts, Minnesota, New York, Oregon, Rhode Island, Vermont and Washington.

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
We continually assess the strategic fit of our existing businesses and may divest, spin-off or otherwise dispose of businesses that are deemed not to fit with our strategic plan or are not achieving the desired return on investment. These transactions pose risks and challenges that could negatively impact our business and results of operations. For example, when we decide to sell or otherwise dispose of a business or assets, we may be unable to do so on satisfactory terms, within our anticipated timeframe or at all, and even after reaching a definitive agreement to sell or dispose a business, the sale is typically subject to satisfaction of pre-closing conditions which may not become satisfied. In addition, divestitures or other dispositions may dilute our earnings per share, have other adverse tax, financial and accounting impacts and distract management, and disputes may arise with buyers. In addition, we may retain responsibility for and/or agree to indemnify buyers against some known and unknown contingent liabilities related to certain businesses or assets we sell or dispose. Any of these conditions or liabilities may negatively impact our results of operations and cash flows.
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
These laws and regulations, and their interpretations, are subject to change. The new U.S. presidential administration has issued a number of executive orders intended to reduce government spending, among other regulatory changes. There is a substantial lack of clarity regarding the likelihood, timing and details of potential changes or reforms by the new administration and the U.S. Congress. Changes in existing laws and regulations, or their interpretations, or the enactment of new laws or regulations could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows by:
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
As a result of our participation in the Medicare and Medicaid programs, we are subject to various governmental reviews, audits and investigations to verify our compliance with these programs and applicable laws and regulations. We also are subject to audits under various federal and state government programs in which third-party firms engaged by CMS, including Recovery Audit Contractors (“RACs”), Zone Program Integrity Contractors (“ZPICs”), Uniform Program Integrity Contractors ("UPICs"), Program Safeguard Contractors (“PSCs”), Medicaid Integrity Contractors (“MICs”), Supplemental Medical Review Contractors (“SMRCs”), Comprehensive Error Rate Testing Contractors ("CERTs") and the Office of the Inspector General ("OIG"), conduct extensive reviews of claims data and medical and other records to identify potential improper payments under the Medicare program. Additionally, private pay sources reserve the right to conduct audits. If billing errors are identified in the sample of reviewed claims, the billing error can be extrapolated to all claims filed which could result in a larger overpayment than originally identified in the sample of reviewed claims. Our costs to respond to and defend reviews, audits and investigations may be significant and could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. Moreover, an adverse review, audit or investigation could result in:
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
As stated in Part I, Item 1, "Our Regulatory Environment – Federal and State Anti-Fraud and Abuse Laws and Regulations", we are required to comply with various federal anti-fraud and abuse laws, including the federal Anti-Kickback Statute, the Stark or Physician Self-Referral Law, the False Claims Act and Civil Monetary Penalties Law, as well as state laws and regulations.
Although we believe we have structured our relationships with physicians and other actual or potential referral sources to comply with these laws where applicable, the laws are complex, and the Stark Law contains a number of strict liability provisions under which a violation can be found even if there was no intent to violate the law. It is possible that courts or regulatory agencies may interpret state and federal anti-kickback laws and/or the Stark Law and similar state laws regulating relationships between health care providers and physicians in ways that will adversely implicate our practices or that isolated instances of noncompliance may occur. Violations of federal or state anti-kickback laws or the Stark Law could lead to criminal or civil fines or other sanctions, including repayment of federal health care program payments related to these arrangements, denials of government program reimbursement or even exclusion from participation in governmental health care programs, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. It is possible that a claim that results from a kickback or is made in violation of the Stark Law also may render it false or fraudulent, creating further potential liability under the federal False Claims Act, discussed above.
The No Surprises Act and similar price transparency initiatives could impact our relationships with patients and insurers.
Effective January 1, 2022, the No Surprises Act creates price transparency requirements, including (i) requiring providers to send to patients or their health plan a good faith estimate of the expected charges and diagnostic codes prior to furnishing scheduled items or services and (ii) prohibiting providers from charging patients an amount beyond the in-network cost sharing amount for services rendered by out-of-network providers, subject to limited exceptions. Price transparency initiatives such as the No Surprises Act may impact our ability to obtain or maintain favorable contract terms and may impact our competitive position and our relationships with patients and insurers.
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

Effective June 1, 2024, CMS extended RCD for an additional five years. The demonstration will be continuing in the current demonstration states of Illinois, Ohio, Texas, North Carolina, Florida and Oklahoma. CMS' RCD provided HHAs in the demonstration states with three options in the initial selection period: pre-claim review of all claims, post-payment review of all claims or minimal post-payment review with a 25% payment reduction for all home health services. As part of the extension, CMS is removing the option for a 25% payment reduction from the initial choice selections. Reduced review options are available for home health agencies that demonstrate compliance. Compliance with the RCD processes has resulted in increased administrative costs and delays in reimbursement for services in the states subject to RCD review. These delays could materially adversely affect our working capital.
CMS has also implemented the Targeted Probe and Educate ("TPE") program for home health and hospice providers to help reduce provider claim denials and educate providers on appropriate billing practices. Under the TPE program, Medicare Administrative Contractors ("MACs") use data analysis to identify providers who have high claim error rates, unusual billing practices or provide services that have high national error rates. If a provider is selected for a TPE review by a MAC, the initial volume of claims reviewed is limited to 20 to 40 claims and can include up to three rounds of claims review, if necessary, with corresponding provider education and a subsequent period to allow for improvement. If results do not improve sufficiently after three rounds, the MAC may refer the provider to CMS for further action which may include 100% prepay review, extrapolation, referral to a Recovery Auditor and/or referral for revocation from the Medicare program. Compliance with the TPE processes has resulted in increased administrative costs and delays in reimbursement for services. These delays could materially adversely affect our working capital.
Additionally, our hospice operations may experience payment delays when attempting to collect funds from state Medicaid programs in certain instances. Delays in receiving payments from these programs may also materially adversely affect our working capital.
Changes in units of payment for home health agencies could reduce our Medicare home health reimbursement levels.
Effective January 1, 2020, CMS implemented a revised case-mix adjustment methodology, the Patient-Driven Groupings Model ("PDGM"). Although this payment change was to be implemented in an overall budget neutral manner, the ultimate impact varied by provider based on factors including patient mix and admission source. Additionally, CMS made assumptions about behavior changes which resulted in a 4.36% reduction to reimbursement. Accordingly, the adoption of PDGM has had a negative impact on our Medicare revenue per episode. Additionally, in the Calendar Year 2023, 2024 and 2025 Home Health Final Rules, CMS finalized permanent reductions in reimbursement totaling -3.5%, -2.6% and -1.8%, respectively, based on the difference between assumed and actual behavioral changes resulting from the implementation of PDGM. In addition to the permanent adjustments, CMS also has the discretion to make temporary adjustments through calendar year 2026; however, CMS has elected not to implement a temporary adjustment thus far. As stated in the CY 2025 Final Rule, the total temporary adjustment calculated for CY 2020 through CY 2023 is $4.5 billion. In future rule making, CMS will propose that the temporary adjustment dollar amount be converted to a factor that is applied to the base payment rate. Payment updates could continue to negatively impact our rates of reimbursement in future years and have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. See Part I, Item 1, “Our Regulatory Environment – Home Health Payment Reform” for additional information.
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
As of December 31, 2024, we had total outstanding indebtedness, excluding finance leases, of approximately $349.4 million. Our level of indebtedness could have a material adverse effect on our business and consolidated financial position, results of operations and cash flows and could impair our ability to fulfill other obligations in several ways, including:
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
Additionally, if the proposed merger with UnitedHealth Group is not completed by the end of the Waiver Period, or at all, we may experience negative reactions from the financial markets, including negative impacts on our stock price, and it is uncertain when, if ever, the price of our shares would return to the prices at which our shares currently trade.
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
The activities of short sellers could reduce the price or prevent increases in the price of our common stock. “Short sale” is defined as the sale of stock by an investor that the investor does not own. Typically, investors who sell short believe the price of the stock will fall and anticipate selling shares at a higher price than the purchase price at which they will buy the stock. As of December 31, 2024, investors held a short position of approximately 2.3 million shares of our common stock which represented 7% of our outstanding common stock. The anticipated downward pressure on our stock price due to actual or anticipated sales of our stock by some institutions or individuals who engage in short sales of our common stock could cause our stock price to decline.
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
Our Bylaws provide that unless we otherwise consent to the selection of an alternative forum, the Court of Chancery of the State of Delaware or, if the Court of Chancery does not have jurisdiction, the federal court for the District of Delaware, will be the sole and exclusive forum for any derivative action or proceeding brought on behalf of us, any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders, any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or our Certificate of Incorporation or Bylaws or any action asserting a claim governed by the internal affairs doctrine. This provision would not apply to claims brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or any other claim for which the federal courts have exclusive jurisdiction.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
Amedisys recognizes the importance of assessing, identifying and managing material risks associated with cybersecurity threats, as such term is defined by the SEC in Item 106(a) of Regulation S-K. These risks include, among other things, operational disruption, intellectual property theft, fraud, extortion, harm to employees or patients, violation of privacy or security laws and other litigation and legal risk. Amedisys has implemented various cybersecurity related processes, technologies and controls to enhance our efforts to assess, identify and manage such material risks.
Amedisys deploys a range of tools and services, including regular network and endpoint monitoring and vulnerability assessments and penetration testing, to mitigate our cybersecurity-based risks. In addition, we schedule tabletop exercises with management and other employees to evaluate our cyber incident response plans. Amedisys has also received HITRUST certification for our internally developed applications which allows us to baseline our program to industry standards and best practices.
Our cybersecurity program includes controls designed to identify, protect against, detect, respond to and recover from cybersecurity incidents (as such term is defined in Item 106(a) of Regulation S-K) and to provide for the availability of critical data and systems to maintain regulatory compliance. These controls include the following activities:
•Closely monitoring emerging data protection laws and implementing needed changes to our processes to maintain compliance;
•Conducting annual cybersecurity management and incident training for all employees of the organization;
•Requiring employees and third parties who provide services on our behalf to treat customer information and data with care;
•Leveraging the HITRUST incident handling framework to help us identify, protect, detect, respond and recover when there is an actual or potential cybersecurity incident; and
•Carrying information security risk insurance that provides protection against the potential losses arising from a cybersecurity incident, although our insurance coverage may be insufficient to cover all losses from a cybersecurity incident or our insurer may deny coverage for a claim.

Additionally, Amedisys performs periodic internal and third-party assessments to evaluate our cybersecurity controls and regularly evaluates our policies and procedures surrounding our handling and control of personal data and the systems we have in place to help protect us from cybersecurity threats or personal data breaches.
Amedisys has established a cybersecurity risk management process that includes internal reporting of significant cybersecurity risk to our Enterprise Risk Management Committee (“ERMC”) on a quarterly basis. In addition, our incident response plan includes processes to triage, assess severity, escalate, contain and investigate and remediate an incident, as well as to comply with potentially applicable legal obligations and mitigate brand and reputational damage. These processes are assessed annually for effectiveness during our penetration testing.
Our risk management processes also address cybersecurity threat risks associated with our use of third-party service providers, including those in our supply chain or those who have access to our customer and employee data or our systems. In addition, cybersecurity considerations affect the selection and oversight of our third-party service providers. Amedisys performs diligence on third parties that have access to our systems, data or that have facilities that house such systems or data and monitors cybersecurity threat risks identified through such diligence.
We face cybersecurity risks in connection with our business (see Part I, Item 1A. “Risk Factors – Risks Related to our Operations – Our business depends on our information systems. A cyber-attack, security breach or our inability to effectively integrate, manage and keep our information systems secure and operational could disrupt our operations.”). Although such risks have not materially impacted our business strategy, results of operations or financial condition to date, we have experienced threats to and breaches of our data and systems, including malware and computer virus attacks, and future such events or circumstances could have a material adverse effect on our business and consolidated financial condition, results of operations or cash flows.
The Audit Committee of the Board of Directors oversees our cybersecurity risk exposures and the steps taken by management to monitor and mitigate cybersecurity risks. The Audit Committee receives updates from management on a regular basis of our cybersecurity threat risk management and strategy covering topics such as data security posture, results from third-party assessments, progress towards pre-determined risk mitigation related goals, our incident response plan and cybersecurity threat risks or incidents and developments, as well as the steps management has taken to respond to such risks. The Audit Committee also receives materials, including a cybersecurity briefing, indicating current and emerging cybersecurity threat risks and describing the Company’s ability to mitigate those risks.
The members of management who are responsible for assessing and managing cyber risk are the Acting Chief Information Security Officer and the Acting Chief Information Officer of the Company who, combined, have over 30 years of experience in managing cybersecurity. Our Acting Chief Information Security Officer is responsible for our cybersecurity risk management program and reports directly to the Acting Chief Information Officer. The Acting Chief Information Officer is a member of the ERMC and accountable for informing and updating the ERMC on cybersecurity risk management. The ERMC has ultimate responsibility for the risk management of cyber risk and is informed about and monitors the prevention, detection, mitigation and remediation of cybersecurity incidents in addition to the Company's cyber incident response and reporting processes.

ITEM 2. PROPERTIES
Our executive office is located in Nashville, Tennessee in a leased property consisting of 10,943 square feet; our corporate headquarters is located in Baton Rouge, Louisiana in a leased property consisting of 95,657 square feet. We believe we have adequate space to accommodate our corporate staff located in these locations for the foreseeable future.

In addition to our executive office and corporate headquarters, we also lease facilities for our home health and hospice care centers and our high acuity care joint ventures. Generally, our leases have an initial term of five years but range from one to ten years. Most of our leases also contain early termination options and renewal options. The following table shows the location of our 347 Medicare-certified home health care centers, 164 Medicare-certified hospice care centers and 8 admitting high acuity care joint ventures at December 31, 2024:

State	Home Health	Hospice	High Acuity Care	State	Home Health	Hospice	High Acuity Care
Alabama	29	10	—	Nebraska	1	7	—
Arizona	3	1	—	New Hampshire	3	3	—
Arkansas	7	—	1	New Jersey	2	7	—
California	4	1	—	New York	6	—	1
Connecticut	1	1	—	North Carolina	13	7	—
Delaware	2	2	—	Ohio	4	5	—
Florida	15	7	—	Oklahoma	7	1	—
Georgia	56	9	—	Oregon	3	1	—
Illinois	2	—	—	Pennsylvania	9	20	2
Indiana	5	5	—	Rhode Island	1	2	—
Iowa	—	1	—	South Carolina	26	8	1
Kansas	1	1	—	South Dakota	—	1
Kentucky	17	—	—	Tennessee	45	15	—
Louisiana	8	5	—	Texas	16	12	—
Maine	3	4	—	Virginia	15	5	—
Maryland	9	3	—	Washington	2	—	1
Massachusetts	6	10	—	West Virginia	11	6	—
Michigan	—	—	1	Wisconsin	—	2	1
Mississippi	8	—	—	Washington, D.C.	1	—	—
Missouri	6	2	—	Total	347	164	8

ITEM 3. LEGAL PROCEEDINGS
See Part II, Item 8, Note 4 – Mergers, Acquisitions and Dispositions and Note 11 – Commitments and Contingencies for information concerning our legal proceedings. See also Part I, Item 1A. "Risk Factors – Litigation challenging the Merger Agreement may prevent the Merger from being consummated by the end of the Waiver Period or at all."

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Holders
Our common stock trades on the NASDAQ Global Select Market under the trading symbol “AMED.” As of February 21, 2025, there were approximately 444 holders of record of our common stock. This number of holders of record does not represent the actual number of beneficial owners of our common stock because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.
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
Purchases of Equity Securities
The following table provides information with respect to purchases made by us of shares of our common stock during each of the months during the three-month period ended December 31, 2024. The amounts below only relate to employee stock activity as the Merger Agreement limits the Company's ability to repurchase shares of common stock prior to the completion of the Merger, subject to certain exceptions.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
October 1, 2024 to October 31, 2024	—		$—	—	$—
November 1, 2024 to November 30, 2024	—		—	—	—
December 1, 2024 to December 31, 2024	15,371		90.29	—	—
	15,371	(1)	$90.29	—	$—

(1)Includes shares of common stock surrendered to us by certain employees to satisfy tax withholding obligations in connection with the vesting of restricted stock units awarded to such employees under our 2018 Omnibus Incentive Compensation Plan. Also includes 785 net shares that were returned to the Company in December 2024 by a former executive officer of the Company pursuant to an agreement between such former executive officer and the Company which required shares (for which vesting was accelerated to mitigate impacts that could arise under Sections 280G and 4999 of the Internal Revenue Code of 1986, as amended) to be returned to the Company if the executive officer voluntarily resigned employment with the Company prior to the original vesting date of the award.

Stock Performance Graph
The Performance Graph below compares the cumulative total stockholder return on our common stock, $0.001 par value per share, for the five-year period ended December 31, 2024 with the cumulative total return on the NASDAQ composite index and an industry peer group over the same period (assuming the investment of $100 in our common stock, the NASDAQ composite index and the industry peer group on December 31, 2019 and the reinvestment of dividends). The peer group we selected is comprised of: Addus Homecare Corporation ("ADUS"), Chemed Corporation ("CHE"), Encompass Health Corporation ("EHC") and National Healthcare Corporation (“NHC”). The cumulative total stockholder return on the following graph is historical and is not necessarily indicative of future stock price performance. No cash dividends have been paid on our common stock.

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Amedisys, Inc.	$100.00	$175.73	$96.98	$50.05	$56.95	$54.39
NASDAQ Composite	$100.00	$144.92	$177.06	$119.45	$172.77	$223.87
Peer Group	$100.00	$117.92	$107.19	$111.39	$127.54	$145.64
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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition for 2024, 2023 and 2022. This discussion should be read in conjunction with our audited financial statements included in Item 8, "Financial Statements and Supplementary Data” and Part I, Item 1, “Business” of this Annual Report on Form 10-K. The following analysis contains forward-looking statements about our future revenues, operating results and expectations. See “Special Caution Concerning Forward-Looking Statements” for a discussion of the risks, assumptions and uncertainties affecting these statements as well as Part I, Item 1A. “Risk Factors.”
For a discussion of a comparison of the years ended December 31, 2023 and December 31, 2022, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on February 22, 2024.
Overview
We are a provider of high-quality in-home healthcare and related services to the chronic, co-morbid, aging American population, with approximately 70%, 73% and 74% of our consolidated net service revenue derived from Medicare for 2024, 2023 and 2022, respectively.
Our operations involve servicing patients through our three reportable business segments: home health, hospice and high acuity care. We divested our personal care business on March 31, 2023. Our home health segment delivers a wide range of services in the homes of individuals who may be recovering from an illness, injury or surgery. Our hospice segment provides care that is designed to provide comfort and support for those who are facing a terminal illness. Our high acuity care segment delivers the essential elements of inpatient hospital, palliative and skilled nursing facility ("SNF") care to patients in their homes. As of December 31, 2024, we owned and operated 347 Medicare-certified home health care centers, 164 Medicare-certified hospice care centers and 8 admitting high acuity care joint ventures in 38 states within the United States and the District of Columbia.
Care Centers Summary (Includes Unconsolidated Joint Ventures)

	Home Health	Hospice	Personal Care	High Acuity Care
At December 31, 2021	331	175	14	7
Acquisitions/Expansions/De novos	27	—	—	2
Closed/Consolidated	(11)	(11)	(1)	(1)
At December 31, 2022	347	164	13	8
Acquisitions/Expansions/De novos	2	1	—	2
Closed/Consolidated	(3)	—	(13)	—
At December 31, 2023	346	165	—	10
Acquisitions/Expansions/De novos	1	—	—	—
Closed/Consolidated	—	(1)	—	(2)
At December 31, 2024	347	164	—	8
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
On November 12, 2024, the U.S. Department of Justice (“DOJ”) and certain other parties commenced litigation (the “DOJ Action”) against Amedisys and UnitedHealth Group to block the Merger. Amedisys continues to support UnitedHealth Group in working toward closing the Merger.

On December 26, 2024, each of the parties to the Merger Agreement entered into a waiver (the “Waiver”) pursuant to which, among other things, Amedisys and UnitedHealth Group each waived its right to terminate the Merger Agreement due to a failure of the Merger to have been consummated by the outside date (as defined in the Merger Agreement) until the earlier of (i) 5:00 p.m. (New York time) on the tenth business day following a final order (whether or not appealable) issued by the U.S. District Court for the District of Maryland with respect to the complaint filed by the DOJ and certain other parties regarding the Merger and the other transactions contemplated by the Merger Agreement that permanently prohibits the consummation of the Merger and (ii) 11:59 p.m. (New York time) on December 31, 2025 (the “Waiver Period”). The Waiver also contains waivers by the parties thereto such that, (i) the Regulatory Break Fee (as defined in the Merger Agreement) under the Merger Agreement will be $275,000,000, which may escalate up to $325,000,000 for the failure to meet certain timing milestones related to divesting certain assets to gain approval; (ii) the revenue-related aspect of the definition of “Burdensome Condition” (as defined in the Merger Agreement) is increased, (iii) Amedisys may take certain actions that would otherwise be prohibited by interim operating covenants contained in the Merger Agreement and (iv) certain closing conditions relating to government approvals are no longer conditions to the consummation of the Merger.
Subject to the terms and conditions set forth in the Merger Agreement, as modified by the Waiver, at the effective time of the Merger (the "Effective Time"), by virtue of the Merger: (i) each share of Amedisys common stock (“Amedisys Common Stock”) held in treasury by Amedisys or owned by UnitedHealth Group or Merger Sub or any of their respective subsidiaries, in each case, immediately prior to the Effective Time will be cancelled (collectively, “cancelled shares”) without consideration; and (ii) each share of Amedisys Common Stock, other than any cancelled shares, issued and outstanding immediately prior to the Effective Time will be converted into the right to receive $101 per share in cash, without interest, less any applicable withholding taxes.
On June 28, 2024, Amedisys, UnitedHealth Group and certain of their respective subsidiaries entered into an agreement (the "VCG Purchase Agreement") relating to the sale of certain Amedisys home health care centers and certain UnitedHealth Group care centers to VCG Luna, LLC ("VCG Luna"), an affiliate of VitalCaring Group. On January 3, 2025, UnitedHealth Group delivered a notice (the "Termination Notice") to VCG Luna terminating the VCG Purchase Agreement, following which, on January 8, 2025, UnitedHealth Group and VCG Luna entered into an agreement which provides for, among other things, the mutual release by the parties thereto of all claims against the other parties to the VCG Purchase Agreement that relate to the VCG Purchase Agreement.
The Merger is subject to a number of conditions to closing as specified in the Merger Agreement, as modified by the Waiver. These closing conditions include, among others, (i) approval by Amedisys stockholders at the Amedisys Stockholders Meeting (as defined in the Merger Agreement) of the proposal to adopt the Merger Agreement, which approval was obtained on September 8, 2023; (ii) the expiration or termination of the applicable waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iii) the receipt of the required state regulatory approvals; (iv) the absence of any law or order that has the effect of enjoining or otherwise prohibiting the completion of the Merger; and (v) the expiration or early termination of the waiting period (and any extension thereof) applicable to the consummation of the transactions contemplated by the Merger Agreement under all applicable antitrust laws without the imposition by any governmental entity of any term, condition, obligation, requirement, limitation, prohibition, remedy, sanction or other action that has resulted in or would reasonably be expected to result in a Burdensome Condition (as defined in the Merger Agreement, as modified by the Waiver).
Due to these conditions, events and other contingencies, there can be no assurance that the Merger will be successfully completed. During the periods prior to and including the date of the closing of the Merger, we expect to incur significant additional merger-related expenses. See Part I, Item 1A. “Risk Factors” for additional information on risks related to the proposed merger.
Termination of Option Care Heath, Inc. ("OPCH") Merger Agreement
As previously disclosed in Amedisys’ Current Report on Form 8-K filed with the SEC on May 3, 2023 and its Quarterly Report on Form 10-Q filed with the SEC on May 4, 2023, Amedisys entered into an Agreement and Plan of Merger on May 3, 2023 (the “OPCH Merger Agreement”) with OPCH, a Delaware corporation, and Uintah Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of OPCH (“OPCH Merger Sub”). On June 26, 2023, Amedisys, OPCH and OPCH Merger Sub entered into the Termination Agreement (the “Termination Agreement”), pursuant to which the parties thereto agreed to terminate the OPCH Merger Agreement and grant mutual releases by the parties of all claims against the other parties based upon, arising from, in connection with or relating to the OPCH Merger Agreement. Pursuant to the terms of the Termination Agreement, each of the termination of the OPCH Merger Agreement and the mutual releases provided for in the Termination Agreement would become effective upon receipt by OPCH of a $106,000,000 termination fee payable by, or on behalf of, Amedisys within 24 hours of the execution of the Termination Agreement (i.e., before the market open on June 27, 2023). On June 26, 2023, following the execution of the Termination Agreement, UnitedHealth Group, on behalf of Amedisys, delivered funds to OPCH in an amount equal to $106,000,000, representing the termination fee payable to OPCH under the OPCH Merger Agreement and the Termination Agreement, satisfying the condition precedent to the effectiveness of the termination of the OPCH Merger Agreement and the releases contained in the Termination Agreement. If the Merger Agreement is terminated under certain specified circumstance set forth in the Merger Agreement (as modified by the Waiver), Amedisys may be required to reimburse UnitedHealth Group for the $106,000,000 termination fee that UnitedHealth Group, on Amedisys' behalf, paid to OPCH, which may be in addition to the $125,000,000 termination fee payable by Amedisys to UnitedHealth Group in the event the Merger Agreement is terminated under certain specified circumstances. During the year ended December 31, 2023, the $106,000,000 termination fee was recorded to other income (expense) within our consolidated statement of operations with a corresponding liability to termination fee paid by UnitedHealth Group within our consolidated balance sheet.
Personal Care Divestiture
On February 10, 2023, we signed a definitive agreement to sell our personal care business (excluding the Florida operations, which were closed during the three-month period ended March 31, 2023). The divestiture closed on March 31, 2023. We received net proceeds of $47.8 million and recognized a loss of $2.2 million in connection with the divestiture which was recorded to miscellaneous, net within other income (expense) in our consolidated statement of operations.
2024 Developments
•Maintained the highest Quality of Patient Care star rating in the home health industry of 4.18 with 88% of our care centers at 4+ Stars
•Outperformed the industry on all Hospice Item Set ("HIS") measures
•Performed more than 10.7 million visits for more than 499,000 patients
•Reduced voluntary turnover to 18%
•Expanded our usage and relationship with Medalogix, a predictive data and analytics company, helping to further optimize our current business and positioning us to work more closely with Medicare Advantage payors
•Generated $222 million in cash flow from operations
•Continued to execute on a clinical optimization plan to gain efficiencies and clinical capacity
•Significantly grew home health and high acuity care admissions and grew hospice average daily census for the first time since 2020

2025 Strategy: Provide the highest quality care to as many patients as possible in the most efficient way.
Specifically, we will:
•Advance our industry leading Quality of Patient Care star scores in home health and drive best-in-class hospice quality as measured by the Hospice Care Index
•Continue to focus on initiatives to hire, train and retain clinicians
•Reduce clinical turnover to maximize capacity and productivity
•Build a learning culture through best-in-class leadership development
•Grow all lines of business organically with a focus on taking share in a declining home health fee for service market, growing both admissions and average daily census in hospice and same store growth in high acuity care
•Continue to implement reorganization initiatives to increase efficiency
Financial Performance
On a consolidated basis, operating income decreased $62 million on a $112 million (5%) increase in net service revenue. We grew revenue across all three of our current operating segments as we grew our admissions in both our home health and high acuity care segments, and our hospice segment grew average daily census and benefited from a positive Medicare reimbursement update. Our personal care segment, which was sold on March 31, 2023, contributed $15 million in net service revenue in 2023. The decrease in our operating income is due primarily to a $30 million increase in merger-related expenses and a $48 million impairment in our high acuity care segment. Other items impacting our performance were continued wage inflation, rising health insurance costs and a continuation of the shift in our home health volumes from episodic to non-episodic payors.
Economic and Industry Factors
Our segments operate in a highly fragmented and highly competitive industry. The degree of competitiveness for our home health and hospice care centers varies based upon whether our care centers operate in states that require a certificate of need ("CON"), permit of approval ("POA") or facility needs review ("FNR"). In such states, expansion by existing providers or entry into the market by new providers is permitted only where the determination is made by state health authorities that a given amount of unmet healthcare need exists. Currently, 67% and 34% of our home health and hospice care centers, respectively, operate in CON, POA or FNR states.
As the federal government continues to debate a reduction in expenditures and a reform of the Medicare system, our industry continues to face reimbursement pressures. These reform efforts could result in major changes in the healthcare delivery and reimbursement system on a national and state level, including changes directly impacting the reimbursement systems for our home health and hospice care centers.
The healthcare industry is highly dependent on labor in order to provide necessary clinical services. Our ability to grow and our financial results have been impacted by clinician labor shortages and rising labor costs. We expect these issues to continue as labor shortages, wage inflation and health insurance costs remain a challenge for the industry.
The Centers for Medicare and Medicaid Services ("CMS") Payment Updates
Hospice
On July 30, 2024, CMS issued the final rule to update hospice payment rates and the wage index for fiscal year 2025, effective for services provided beginning October 1, 2024. CMS estimates hospices serving Medicare beneficiaries will see a 2.9% increase in payments. This increase is the result of a 3.4% market basket adjustment as required under the Patient Protection and Affordable Healthcare Act and the Health Care and Education Reconciliation Act ("PPACA") less a 0.5% productivity adjustment. Additionally, CMS increased the aggregate cap amount by 2.9% to $34,465. Based on our analysis of the final rule, we expect our impact to be in line with the 2.9% increase.

Home Health
On November 1, 2024, CMS issued the Calendar Year ("CY") 2025 Final Rule for Medicare home health providers. CMS estimates that the final rule will result in a 0.5% increase in payments to home health providers. This increase is the result of a 2.7% payment update (3.2% market basket adjustment less a 0.5% productivity adjustment) offset by a decrease of 0.4% for the update to the fixed-dollar loss ratio used in determining outlier payments and a permanent adjustment of -1.8% based on the difference between assumed and actual behavior changes resulting from the implementation of the Patient-Driven Groupings Model ("PDGM"). Based on our analysis of the final rule, we expect our impact to be in line with the 0.5% increase.
The following payment adjustments are effective for each of the years indicated based on CMS' final rules:

	Home Health			Hospice
	2025	2024	2023	2025(1)	2024	2023
Market Basket Update	3.2%	3.3%	4.1%	3.4%	3.3%	4.1%
Productivity Adjustment	(0.5)	(0.3)	(0.1)	(0.5)	(0.2)	(0.3)
Behavioral Adjustment	(1.8)	(2.6)	(3.5)	—	—	—
Fixed-Dollar Loss Ratio Adjustment	(0.4)	0.4	0.2	—	—	—
Estimated Industry Impact	0.5%	0.8%	0.7%	2.9%	3.1%	3.8%
Estimated Company-Specific Impact(2)	0.5%	0.8%	—%	2.9%	3.1%	3.8%
(1) Effective for services provided from October 1, 2024 to September 30, 2025.
(2) Our company-specific impact of the home health final rule could differ depending on differences in the wage index, our patient case mix and other factors, such as low utilization payment adjustments ("LUPAs") or outliers. Our company-specific impact of the hospice final rule could differ based on our mix of patients and differences in the wage index.
Governmental Inquiries and Investigations and Other Litigation
On November 12, 2024, the DOJ and certain other parties commenced the DOJ Action against Amedisys and UnitedHealth Group alleging that the Merger, if consummated, would violate Section 7 of the Clayton Act and so should be enjoined. Additionally, the DOJ Action alleges that the Company committed certain violations of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and requests civil penalties against the Company for alleged violation of Section 7A. We believe the plaintiffs' claims are without merit and intend to vigorously defend against such claims. The DOJ Action remains pending. The U.S. District Court for the District of Maryland has tentatively set October 27, 2025 as the start date for the trial, but may reschedule the trial to begin later, on or about February 9, 2026. The U.S. District Court for the District of Maryland has stated that it will make a final determination as to the trial date in late August 2025. See Part I, Item 1A. "Risk Factors – Litigation challenging the Merger Agreement may prevent the Merger from being consummated by the end of the Waiver Period or at all" for additional information.
See also Item 8, Note 11 – Commitments and Contingencies to our consolidated financial statements for a discussion of and updates regarding additional legal proceedings and investigations we are involved in. No assurances can be given as to the timing or outcome of these items.

Results of Operations
Consolidated
The following table summarizes our consolidated results of operations (amounts in millions):

	For the Years Ended December 31,
	2024	2023	2022
Net service revenue	$2,348.3	$2,236.4	$2,223.2
Cost of service, inclusive of depreciation	1,330.6	1,245.5	1,260.4
Gross margin	1,017.7	990.9	962.8
% of net service revenue	43.3%	44.3%	43.3%
General and administrative expenses	856.8	816.8	754.1
% of net service revenue	36.5%	36.5%	33.9%
Depreciation and amortization	18.0	17.7	24.9
Impairment	48.4	—	3.0
Operating income	94.5	156.4	180.8
Total other expense, net	(8.3)	(116.8)	(20.5)
Income tax expense	(48.1)	(50.6)	(42.5)
Effective income tax rate	55.7%	127.7%	26.5%
Net income (loss)	38.1	(10.9)	117.7
Net loss attributable to noncontrolling interests	5.1	1.2	0.9
Net income (loss) attributable to Amedisys, Inc.	$43.2	$(9.7)	$118.6
Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023
On a consolidated basis, our operating income decreased $62 million on a $112 million increase in net service revenue. Our year-over-year results were impacted by an increase in our merger-related expenses totaling $30 million, a $48 million impairment associated with our high acuity care segment and the divestiture of our personal care line of business (which contributed $15 million in net service revenue and $2 million in operating income in the prior year). Excluding these items, our operating income increased $18 million on a $127 million increase in net service revenue due to rate increases and home health volume growth, partially offset by planned wage increases, wage inflation, a shift in our home health payor mix, investments in hospice clinical staffing, an increase in our health insurance costs and an increase in our general and administrative expenses.
Our operating results reflect a $40 million increase in our general and administrative expenses compared to the prior year. Excluding the increase in our merger-related expenses ($30 million) and the general and administrative expenses of our personal care line of business ($2 million in the prior year), our general and administrative expenses increased $12 million due to planned wage increases, higher incentive compensation costs and higher legal and information technology fees. These items were partially offset by lower acquisition and integration costs and lower costs/savings associated with clinical optimization and reorganization initiatives.
Total other expense, net includes the following items (amounts in millions):

	For the Years Ended December 31,
	2024	2023	2022
Interest income	$8.1	$3.3	$0.2
Interest expense	(30.8)	(31.3)	(22.2)
Equity in earnings (loss) from equity method investments	6.3	10.8	(0.1)
Merger termination fee	—	(106.0)	—
Miscellaneous, net	8.1	6.5	1.6
Total other expense, net	$(8.3)	$(116.8)	$(20.5)

The merger termination fee represents the fee associated with Amedisys' termination of the OPCH Merger Agreement. The fee was paid by UnitedHealth Group on Amedisys' behalf during the year ended December 31, 2023. Amedisys may be required to reimburse UnitedHealth Group for the termination fee payment under certain circumstances (see Item 8, Note 4 – Mergers, Acquisitions and Dispositions to our consolidated financial statements for additional information).

Home Health Segment
The following table summarizes our home health segment results of operations:

	For the Years Ended December 31,
	2024	2023	2022
Financial Information (in millions):
Medicare	$856.4	$874.2	$896.5
Non-Medicare	634.1	529.4	465.2
Net service revenue	1,490.5	1,403.6	1,361.7
Cost of service, inclusive of depreciation	874.9	801.1	773.9
Gross margin	615.6	602.5	587.8
General and administrative expenses	372.2	363.5	351.1
Depreciation and amortization	7.8	6.0	4.0
Operating income	$235.6	$233.0	$232.7
Same Store Growth(1):
Medicare revenue	(2%)	(3%)	(5%)
Non-Medicare revenue	20%	13%	2%
Total admissions	11%	6%	3%
Total volume(2)	8%	4%	—%
Key Statistical Data - Total(3):
Admissions	441,945	399,752	376,399
Recertifications	184,613	179,719	178,445
Total volume	626,558	579,471	554,844

Medicare completed episodes	289,289	295,017	305,455
Average Medicare revenue per completed episode(4)	$3,021	$2,998	$3,013
Medicare visits per completed episode(5)	12.0	12.4	12.9

Visiting clinician cost per visit	$108.01	$103.31	$100.03
Clinical manager cost per visit	12.41	11.58	11.19
Total cost per visit	$120.42	$114.89	$111.22
Visits	7,265,742	6,972,929	6,958,541
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
Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023
Operating Results
Overall, our operating income increased $3 million on an $87 million increase in net service revenue. Volume growth and rate increases, which are the main drivers of our revenue growth, were partially offset by a shift in our payor mix, planned wage increases, an increase in new hire pay, wage inflation and higher health insurance costs.

Net Service Revenue
Our net service revenue increased $87 million as a result of total volume growth of 8% (admissions growth was 11%) and rate increases (both Medicare and per visit).
Cost of Service, Inclusive of Depreciation
Our cost of service consists of costs associated with direct clinician care in the homes of our patients as well as the cost of clinical managers who monitor the overall delivery of care and certified coders. Overall, our total cost of service increased 9% due to a 5% increase in our total cost per visit and a 4% increase in total visits year over year. The 5% increase in our total cost per visit is primarily due to planned wage increases, an increase in new hire pay, wage inflation and an increase in health insurance costs.
General and Administrative Expenses
Our general and administrative expenses increased $9 million due to planned wage increases, higher incentive compensation costs and higher information technology fees partially offset by savings associated with clinical optimization and reorganization initiatives.
Hospice Segment
The following table summarizes our hospice segment results of operations:

	For the Years Ended December 31,
	2024	2023	2022
Financial Information (in millions):
Medicare	$783.9	$754.0	$744.1
Non-Medicare	41.9	44.8	43.7
Net service revenue	825.8	798.8	787.8
Cost of service, inclusive of depreciation	429.7	412.2	426.5
Gross margin	396.1	386.6	361.3
General and administrative expenses	197.1	193.1	203.3
Depreciation and amortization	3.1	3.0	2.3
Operating income	$195.9	$190.5	$155.7
Same Store Growth(1):
Medicare revenue	4%	1%	(1%)
Hospice admissions	(2%)	(5%)	(1%)
Average daily census	—%	(1%)	(1%)
Key Statistical Data - Total(2):
Hospice admissions	48,426	49,587	52,656
Average daily census	12,916	12,863	13,091
Revenue per day, net	$174.68	$170.14	$164.88
Cost of service per day	$90.90	$87.80	$89.26
Average discharge length of stay	94	93	91
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

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023
Operating Results
Overall, our operating income increased $5 million on a $27 million increase in net service revenue due to the increases in reimbursement effective October 1, 2023 and 2024, an increase in our average daily census and savings associated with clinical optimization and reorganization initiatives which were partially offset by planned wage increases, wage inflation, investments in hospice clinical staffing and an increase in our health insurance costs.
Net Service Revenue
Our net service revenue increased $27 million due to the increases in reimbursement effective October 1, 2023 and 2024, one additional calendar day in 2024 and an increase in our average daily census.
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
General and Administrative Expenses
Our general and administrative expenses increased $4 million primarily due to planned wage increases and higher incentive compensation costs partially offset by savings associated with clinical optimization and reorganization initiatives.
High Acuity Care Segment
The following table summarizes our high acuity care segment results of operations:

	For the Years Ended December 31,
	2024	2023	2022
Financial Information (in millions):
Medicare	$—	$—	$—
Non-Medicare	32.0	19.0	12.3
Net service revenue	32.0	19.0	12.3
Cost of service, inclusive of depreciation	26.0	21.1	13.3
Gross margin	6.0	(2.1)	(1.0)
General and administrative expenses	22.7	20.4	19.7
Depreciation and amortization	3.4	3.1	3.3
Impairment	48.4	—	3.0
Operating loss	$(68.5)	$(25.6)	$(27.0)
Key Statistical Data - Total:
Full risk admissions	761	648	448
Limited risk admissions	2,612	1,804	1,142
Total admissions	3,373	2,452	1,590

Full risk revenue per episode	$10,470	$10,565	$11,273
Limited risk revenue per episode	$6,685	$6,187	$5,553

Number of admitting joint ventures	8	10	8

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023
Operating Results
Our operating loss increased $43 million on a $13 million increase in net service revenue which is inclusive of a $48 million non-cash impairment charge recorded during 2024 in connection with our annual goodwill and other intangibles impairment analysis (see Item 8, Note 2 – Summary of Significant Accounting Policies, "Goodwill and Other Intangible Assets" and Note 5 – Goodwill and Other Intangible Assets, Net to our consolidated financial statements for additional information). Excluding the $48 million impairment, our operating loss decreased $6 million on a $13 million increase in net service revenue. Our year over year results were impacted by growth in our home recovery care services, savings generated on the first performance year of our risk-based palliative care contract and the reversal of incentive compensation costs in prior year ($1 million favorable impact on prior year general and administrative expenses).
We expect our high acuity care segment to continue to generate operating losses; however, we also expect improvement as we leverage our operating structure through growth in current and future joint ventures and expansion of palliative care at home arrangements.
Net Service Revenue
Our net service revenue increased as a result of growth in our home recovery care services and savings generated on the first performance year of our risk-based palliative care contract. Our high acuity care segment achieved its highest total admissions volume since inception during 2024.
Cost of Service, Inclusive of Depreciation
Our cost of service consists primarily of medical costs associated with direct clinician care provided to our patients during the applicable episode period, costs associated with our virtual care unit which enables us to provide monitoring services and facilitates virtual patient rounding visits via telehealth and costs associated with resources to support our risk-based palliative care at home contract as well as other palliative care arrangements. The increase in cost of service over prior year is related to growth in volume.
General and Administrative Expenses
Our general and administrative expenses, which primarily consist of salaries, benefits and incentive compensation costs, increased $2 million primarily due to planned wage increases and higher incentive compensation costs resulting largely from the reversal of incentive compensation costs in prior year.

Personal Care Segment
The following table summarizes our personal care segment results of operations:

	For the Years Ended December 31,
	2024	2023	2022
Financial Information (in millions):
Medicare	$—	$—	$—
Non-Medicare	—	15.0	61.4
Net service revenue	—	15.0	61.4
Cost of service, inclusive of depreciation	—	11.1	46.7
Gross margin	—	3.9	14.7
General and administrative expenses	—	2.3	9.2
Depreciation and amortization	—	—	0.1
Operating income	$—	$1.6	$5.4
Key Statistical Data - Total:
Billable hours	—	440,464	1,851,563
Clients served	—	7,892	10,448
Shifts	—	191,379	791,596
Revenue per hour	$—	$33.97	$33.15
Revenue per shift	$—	$78.19	$77.55
Hours per shift	—	2.3	2.3
Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023
We completed the sale of our personal care business on March 31, 2023.
Corporate
The following table summarizes our corporate results of operations:

	For the Years Ended December 31,
	2024	2023	2022
Financial Information (in millions):
General and administrative expenses	$264.8	$237.5	$170.8
Depreciation and amortization	3.7	5.6	15.2
Total operating expenses	$268.5	$243.1	$186.0
Corporate expenses consist of costs related to our executive management and corporate and administrative support functions, primarily information services, accounting, finance, billing and collections, legal, compliance, risk management, procurement, marketing, clinical administration, training, human resources and administration.
Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023
Corporate general and administrative expenses increased $27 million year over year, which is inclusive of an increase in merger-related expenses totaling $30 million. Excluding these costs, our corporate general and administrative expenses decreased $3 million primarily due to lower acquisition and integration costs and lower costs associated with clinical optimization and reorganization initiatives. These items were partially offset by planned wage increases, higher incentive compensation costs and higher legal and information technology fees.
Corporate depreciation and amortization decreased $2 million year over year due to a reduction in amortization expense related to non-compete agreements that were fully amortized as of December 31, 2023.

Liquidity and Capital Resources
Cash Flows
The following table summarizes our cash flows for the periods indicated (amounts in millions):

	For the Years Ended December 31,
	2024	2023	2022
Cash provided by operating activities	$221.7	$137.2	$133.3
Cash (used in) provided by investing activities	(8.4)	35.1	(94.5)
Cash used in financing activities	(48.9)	(87.5)	(30.4)
Net increase in cash, cash equivalents and restricted cash	164.4	84.7	8.4
Cash, cash equivalents and restricted cash at beginning of period	138.9	54.1	45.8
Cash, cash equivalents and restricted cash at end of period	$303.2	$138.9	$54.1
Cash provided by operating activities for 2024, 2023 and 2022 has provided sufficient liquidity to fund our operations and finance our capital expenditures, both routine and non-routine. Changes in our cash provided by operating activities during the past three years were primarily the result of fluctuations in our net income primarily driven by merger-related costs as well as the timing of the collection of our accounts receivable and the of payment of accounts payable and accrued expenses. Cash provided by operating activities increased $84.5 million during 2024 primarily due to a reduction in unbilled receivables which resulted in higher collections of accounts receivable as well as the timing of the payment of accounts payable and accrued expenses. Cash provided by operating activities increased $3.9 million during 2023 compared to 2022 primarily due to the timing of the payment of accrued expenses and a change in the presentation of payments associated with our fleet vehicles due to the modification of our fleet leases effective January 1, 2023 (financing activity in 2023 versus operating activity in 2022). These items were partially offset by the payment of merger-related expenses and an increase in days revenue outstanding.
Our investing activities primarily consist of the purchase of property and equipment and technology assets, investments and acquisitions/divestitures. Cash used in investing activities totaled $8.4 million during 2024 and was primarily related to the purchase of property and equipment and technology assets as well as investments in joint ventures. Cash provided by investing activities totaled $35.1 million during 2023 and was related to the divestiture of our personal care line of business partially offset by the purchase of software licenses and property and equipment. Cash used in investing activities totaled $94.5 million during 2022 and was primarily related to acquisition spend and investments.
Our financing activities primarily consist of borrowings under our term loan and/or revolving credit facility, repayments of borrowings, the remittance of taxes associated with shares withheld on non-cash compensation, proceeds related to the exercise of stock options, proceeds related to the purchase of stock under our employee stock purchase plan and our purchase of company stock under our stock repurchase programs. Cash used in financing activities totaled $48.9 million during 2024 and was primarily related to the repayment of borrowings and the remittance of taxes associated with shares withheld on non-cash compensation. Cash used in financing activities totaled $87.5 million during 2023 and $30.4 million during 2022. The $57.1 million change is primarily due to the repayment of borrowings. Net proceeds from the divestiture of our personal care line of business were used to pay down a portion of our outstanding term loan balance during 2023.
Liquidity
Typically, our principal source of liquidity is the collection of our patient accounts receivable, primarily through the Medicare program. In addition to our collection of patient accounts receivable, from time to time, we can and do obtain additional sources of liquidity by the incurrence of additional indebtedness.
Prior to February 2024, the Company exclusively utilized Change Healthcare, a subsidiary of UnitedHealth Group, to submit patient claims to Medicare and all other payors for reimbursement. On February 22, 2024, UnitedHealth Group announced that on February 21, 2024, Change Healthcare’s information technology systems were impacted by a cybersecurity incident. The Change Healthcare cybersecurity incident did not impact our day-to-day operations; however, we were delayed in submitting patient claims to certain non-Medicare payors which resulted in a reduction in our operating cash flow and an increase in our accounts receivable during the first and second quarters. There was minimal impact to our Medicare claim submissions as we were able to quickly redirect our Medicare claims to an alternative clearinghouse. As of September 30, 2024, we had resolved the buildup in accounts receivable resulting from the Change Healthcare outage.

During 2024, we invested $7.4 million in capital expenditures and technology assets as compared to $12.7 million and $7.2 million during 2023 and 2022, respectively. Our capital expenditures and investments in technology assets for 2025 are expected to be approximately $4.0 million to $6.0 million.
As of December 31, 2024, we had $303.2 million in cash and cash equivalents and $511.2 million in availability under our $550.0 million Revolving Credit Facility.
Based on our operating forecasts and our debt service requirements, we believe we will have sufficient liquidity to fund our operations, capital requirements and debt service requirements for the next twelve months and beyond.
Outstanding Patient Accounts Receivable
Our patient accounts receivable decreased $17.3 million from December 31, 2023. Our days revenue outstanding, net at December 31, 2024 was 43.0 days which is a decrease of 4.7 days from December 31, 2023. Our cash collection as a percentage of revenue was 101% and 100% for the twelve-month periods ended December 31, 2024 and 2023, respectively.
Our patient accounts receivable includes unbilled receivables which are aged based upon the initial service date. We monitor unbilled receivables on a care center by care center basis to ensure that all efforts are made to bill claims within timely filing deadlines. Our unbilled patient accounts receivable may be impacted by pre-claim reviews in the Review Choice Demonstration states, reviews under the Targeted Probe and Educate program, voluntary pre-bill edits and reviews, efforts to secure needed documentation to bill (orders, consents, etc.), integrations of acquisitions, changes of ownership and any regulatory and procedural updates impacting claim submission. The timely filing deadline for Medicare is one year from the date of the last billable service in the 30-day billing period and varies by state for Medicaid-reimbursable services and among insurance companies and other private payors.
The following schedules detail our patient accounts receivable, by payor class, aged based upon initial date of service (amounts in millions, except days revenue outstanding):

	0-90	91-180	181-365	Over 365	Total
At December 31, 2024:
Medicare patient accounts receivable	$178.6	$9.7	$0.9	$—	$189.2
Other patient accounts receivable:
Medicaid	19.9	2.0	0.9	—	22.8
Private	76.3	7.0	0.8	—	84.1
Total	$96.2	$9.0	$1.7	$—	$106.9
Total patient accounts receivable					$296.1
Days revenue outstanding(1)					43.0

	0-90	91-180	181-365	Over 365	Total
At December 31, 2023:
Medicare patient accounts receivable	$190.3	$16.1	$6.4	$1.9	$214.7
Other patient accounts receivable:
Medicaid	17.8	1.4	0.5	—	19.7
Private	67.4	6.6	5.0	—	79.0
Total	$85.2	$8.0	$5.5	$—	$98.7
Total patient accounts receivable					$313.4
Days revenue outstanding(1)					47.7
(1)Our calculation of days revenue outstanding is derived by dividing our ending patient accounts receivable at December 31, 2024 and 2023 by our average daily net service revenue for the three-month periods ended December 31, 2024 and 2023, respectively.

Indebtedness
Third Amended Credit Agreement
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
Our weighted average interest rate for borrowings under our Amended Term Loan Facility was 7.0% for the year ended December 31, 2024 and 6.8% for the year ended December 31, 2023. As of December 31, 2024 and 2023, we had no outstanding borrowings under our $550.0 million Revolving Credit Facility. Our weighted average interest rate for borrowings under our $550.0 million Revolving Credit Facility was 6.2% for the year ended December 31, 2023.
As of December 31, 2024, our availability under our $550.0 million Revolving Credit Facility was $511.2 million as we have no outstanding borrowings and $38.8 million outstanding in letters of credit. We are in compliance with our covenants under the Third Amended Credit Agreement as of December 31, 2024.
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
Under the terms of the 2022 and 2023 Share Repurchase Programs, we were allowed to repurchase shares from time to time through open market purchases, unsolicited or solicited privately negotiated transactions, an accelerated stock repurchase program, and/or a trading plan in compliance with Exchange Act Rule 10b5-1. The timing and the amount of the repurchases were determined by management based on a number of factors, including but not limited to share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions and other factors. Effective January 1, 2023, repurchases became subject to a 1% excise tax under the Inflation Reduction Act.

Contractual Obligations
Our future contractual obligations at December 31, 2024 were as follows (amounts in millions):

	Payments Due by Period
	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Long-term obligations	$349.4	$22.5	$326.9	$—	$—
Interest on long-term obligations (1)	31.3	20.2	11.1	—	—
Finance leases	32.1	16.3	13.6	2.1	0.1
Operating leases	89.4	29.2	44.3	15.3	0.6
Purchase obligations (2)	5.7	4.3	1.4	—	—
	$507.9	$92.5	$397.3	$17.4	$0.7
(1)Interest on debt with variable rates was calculated using the current rate for that particular debt instrument at December 31, 2024.
(2)Purchase obligations are primarily related to information technology contracts and software licenses as well as potential penalties associated with the early termination of certain contracts.
Inflation
Our operations have been materially impacted by the current inflationary environment as we have experienced inflation in our labor costs and healthcare costs. We expect inflation to continue to impact our operations in 2025. As of December 31, 2024, the impacts of inflation on our results of operations have been partially mitigated by rate increases and reorganization initiatives. No assurance can be given as to our ability to offset the impacts of inflation in the future.
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
Revenue Recognition
Net service revenues are derived from home health, hospice and high acuity care services provided to patients. We recognize revenue in the period in which we satisfy our performance obligations under our contracts by transferring our promised services to our customers in amounts that reflect the consideration to which we expect to be entitled in exchange for providing patient care, which are the transaction prices allocated to the distinct services. Our performance obligation is the delivery of patient care services in accordance with the nature and frequency of services outlined in physicians' orders, which are determined by a physician based on a patient's specific goals.
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

See Item 8, Note 2 – Summary of Significant Accounting Policies to our consolidated financial statements for a complete discussion of our revenue recognition policies.
Goodwill and Other Intangible Assets
We evaluate goodwill and other intangible assets for impairment as of October 31st of each year. Tests are performed more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit and/or intangible asset below its carrying amount.
U.S. GAAP allows for annual impairment testing to be done on a qualitative basis first to determine if it is more likely than not that the fair value of a reporting unit and/or intangible asset exceeds its carrying value. The qualitative assessment includes an evaluation of relevant events and circumstances including, but not limited to, financial performance, market conditions and share price. If, based on the qualitative assessment, it is determined that it is more likely than not that the fair value of the reporting unit and/or intangible asset is less than its carrying value, then a quantitative analysis is performed to determine the fair value. A quantitative assessment includes the use of various valuation techniques, including the income approach and the market approach, and requires us to make estimates and assumptions surrounding projected revenues and costs, growth rates and discount rates.
During 2024, we performed a qualitative assessment to determine if it was more likely than not that the fair values of our reporting units were less than their carrying values. Based on this assessment, we concluded that the goodwill associated with our home health and hospice reporting units was not considered at risk of impairment as of October 31, 2024. In addition to the qualitative assessment, we also performed a quantitative analysis using an income approach for our high acuity care reporting unit due to delays in achieving our long-term projections established as of the August 2021 acquisition date. Based on this analysis, we concluded that the carrying value of the goodwill associated with our high acuity care reporting unit exceeded its fair value as of October 31, 2024. As a result, we recorded a non-cash impairment charge of $30.8 million during the three-month period ended December 31, 2024. Additionally, we allocated a portion of the goodwill impairment to noncontrolling interests and recorded an adjustment totaling $5.9 million to reduce the carrying value of the noncontrolling interests. The remaining carrying value of the goodwill associated with our high acuity care reporting unit is $200.3 million as of December 31, 2024.
During 2024, we performed a qualitative assessment of our indefinite-lived intangible assets to determine if it was more likely than not that the fair values of any of our indefinite-lived intangible assets would be less than their carrying amounts. Based on this assessment, we concluded that the indefinite-lived intangible assets associated with our home health and hospice reporting units were not considered at risk of impairment as of October 31, 2024. In addition to the qualitative assessment, we also performed a quantitative analysis using the relief from royalty method for the indefinite-lived intangible assets (acquired names) associated with our high acuity care reporting unit due to delays in achieving our long-term projections established as of the August 2021 acquisition date. Based on this analysis, we concluded that the carrying value of the indefinite-lived intangible assets (acquired names) associated with our high acuity care reporting unit exceeded their fair values as of October 31, 2024. As a result, we recorded a non-cash impairment charge of $17.6 million during the three-month period ended December 31, 2024. The remaining carrying value of the indefinite-lived assets (acquired names) associated with our high acuity care reporting unit is $10.7 million as of December 31, 2024.
The results of the quantitative analysis are sensitive to changes in key assumptions related to our high acuity care reporting unit, such as revenue growth, discount rates, labor costs and delays in our ability to enter into joint ventures or other arrangements with health system partners and health plans, which could negatively impact our forecasted cash flows and result in an impairment charge in future periods.
See Item 8, Note 2 – Summary of Significant Accounting Policies, "Goodwill and Other Intangible Assets" and Note 5 – Goodwill and Other Intangible Assets, Net to our consolidated financial statements for additional information.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from fluctuations in interest rates. Our Term Loan and Revolving Credit Facility carry a floating interest rate which is tied to the Secured Overnight Financing Rate ("SOFR") and the Prime Rate, and therefore, our consolidated statements of operations and our consolidated statements of cash flows are exposed to changes in interest rates. As of December 31, 2024, the total amount of outstanding debt subject to interest rate fluctuations was $349.4 million. A 1.0% interest rate change would cause interest expense to change by approximately $3.5 million annually, assuming the Company makes no principal repayments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Amedisys, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Amedisys, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

Goodwill impairment of the High Acuity Care reporting unit
As discussed in Notes 2 and 5 to the consolidated financial statements, the goodwill balance as of December 31, 2024, was $1,213.9 million, of which $200.3 million related to the high acuity care reporting unit. The Company performs goodwill impairment testing on an annual basis as of October 31, and whenever events or changes in circumstances indicate that it is more likely than not that the carrying value of a reporting unit exceeds its fair value. As of October 31, 2024, the Company performed a quantitative assessment of its high acuity care reporting unit using an income approach. Based on management’s projections, the carrying amounts of the high acuity care reporting unit exceeded its fair value, and management recorded a non-cash impairment charge of $30.8 million.
We identified the assessment of the fair value of the high acuity care reporting unit used in the goodwill impairment test as a critical audit matter. A high degree of subjective auditor judgment was required to evaluate certain assumptions used to develop the fair value of the high acuity care reporting unit. Specifically, the revenue growth rate and discount rate assumptions were challenging to evaluate as they were based on subjective determinations of future market and economic conditions. Minor changes in these key assumptions could have had a significant effect on the Company's assessment of the fair value of the high acuity care reporting unit. Additionally, the audit effort associated with the discount rate required the involvement of professionals with specialized skills and knowledge.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the goodwill impairment process. This included controls relating to the determination of the revenue growth rates and discount rate used in the goodwill impairment test. We evaluated the reasonableness of the Company’s projected revenue growth rates by comparing them to industry and third-party data. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the discount rate used by the Company by independently developing a range of discount rates using publicly available market data for comparable companies.

/s/ KPMG LLP
We have served as the Company's auditor since 2002.
Baton Rouge, Louisiana
February 27, 2025

AMEDISYS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	As of December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$303,242	$126,450
Restricted cash	—	12,413
Patient accounts receivable	296,075	313,373
Prepaid expenses	13,072	14,639
Other current assets	19,694	30,060
Total current assets	632,083	496,935
Property and equipment, net of accumulated depreciation of $100,890 and $92,422	42,108	41,845
Operating lease right of use assets	81,500	88,939
Goodwill	1,213,888	1,244,679
Intangible assets, net of accumulated amortization of $18,787 and $14,008	81,155	102,675
Other assets	87,980	85,097
Total assets	$2,138,714	$2,060,170
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$39,956	$28,237
Payroll and employee benefits	151,995	136,835
Accrued expenses	152,564	140,049
Termination fee paid by UnitedHealth Group	106,000	106,000
Current portion of long-term obligations	37,968	36,314
Current portion of operating lease liabilities	25,909	26,286
Total current liabilities	514,392	473,721
Long-term obligations, less current portion	339,313	361,862
Operating lease liabilities, less current portion	56,111	62,751
Deferred income tax liabilities	48,051	40,635
Other long-term obligations	882	1,418
Total liabilities	958,749	940,387
Commitments and Contingencies – Note 11
Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized; 38,307,521 and 38,131,478 shares issued; and 32,776,148 and 32,667,631 shares outstanding	38	38
Additional paid-in capital	818,201	787,177
Treasury stock at cost, 5,531,373 and 5,463,847 shares of common stock	(474,854)	(468,626)
Retained earnings	791,156	747,925
Total Amedisys, Inc. stockholders’ equity	1,134,541	1,066,514
Noncontrolling interests	45,424	53,269
Total equity	1,179,965	1,119,783
Total liabilities and equity	$2,138,714	$2,060,170
The accompanying notes are an integral part of these consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	For the Years Ended December 31,
	2024	2023	2022
Net service revenue	$2,348,324	$2,236,382	$2,223,199
Operating expenses:
Cost of service, inclusive of depreciation	1,330,647	1,245,509	1,260,425
General and administrative expenses:
Salaries and benefits	529,748	516,049	508,791
Non-cash compensation	29,028	26,082	16,560
Merger-related expenses	66,638	36,672	—
Depreciation and amortization	17,997	17,747	24,935
Impairment	48,391	—	3,009
Other	231,337	237,929	228,707
Total operating expenses	2,253,786	2,079,988	2,042,427
Operating income	94,538	156,394	180,772
Other income (expense):
Interest income	8,110	3,270	178
Interest expense	(30,764)	(31,274)	(22,228)
Equity in earnings (loss) from equity method investments	6,267	10,760	(45)
Merger termination fee	—	(106,000)	—
Miscellaneous, net	8,065	6,473	1,567
Total other expense, net	(8,322)	(116,771)	(20,528)
Income before income taxes	86,216	39,623	160,244
Income tax expense	(48,054)	(50,559)	(42,545)
Net income (loss)	38,162	(10,936)	117,699
Net loss attributable to noncontrolling interests	5,069	1,189	910
Net income (loss) attributable to Amedisys, Inc.	$43,231	$(9,747)	$118,609
Basic earnings per common share:
Net income (loss) attributable to Amedisys, Inc. common stockholders	$1.32	$(0.30)	$3.65
Weighted average shares outstanding	32,718	32,599	32,517
Diluted earnings per common share:
Net income (loss) attributable to Amedisys, Inc. common stockholders	$1.31	$(0.30)	$3.63
Weighted average shares outstanding	33,051	32,599	32,653
The accompanying notes are an integral part of these consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	For the Years Ended December 31,
	2024	2023	2022
Net income (loss)	$38,162	$(10,936)	$117,699
Other comprehensive income	—	—	—
Comprehensive income (loss)	38,162	(10,936)	117,699
Comprehensive loss attributable to non-controlling interests	5,069	1,189	910
Comprehensive income (loss) attributable to Amedisys, Inc.	$43,231	$(9,747)	$118,609
The accompanying notes are an integral part of these consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except common stock shares)

	Total	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Noncontrolling Interests
		Shares	Amount
Balance, December 31, 2021	$976,323	37,674,868	$38	$728,118	$(435,868)	$639,063	$44,972
Issuance of stock – employee stock purchase plan	3,848	36,206	—	3,848	—	—	—
Issuance/(cancellation) of non-vested stock	—	142,477	—	—	—	—	—
Exercise of stock options	2,304	37,635	—	2,304	—	—	—
Non-cash compensation	16,560	—	—	16,560	—	—	—
Surrendered shares	(7,981)	—	—	—	(7,981)	—	—
Shares repurchased	(17,351)	—	—	—	(17,351)	—	—
Noncontrolling interest contributions	12,401	—	—	—	—	—	12,401
Noncontrolling interest distributions	(1,561)	—	—	—	—	—	(1,561)
Sale of noncontrolling interest	4,331	—	—	4,233	—	—	98
Net income (loss)	117,699	—	—	—	—	118,609	(910)
Balance, December 31, 2022	1,106,573	37,891,186	38	755,063	(461,200)	757,672	55,000
Issuance of stock – employee stock purchase plan	2,602	37,408	—	2,602	—	—	—
Issuance/(cancellation) of non-vested stock	—	189,951	—	—	—	—	—
Exercise of stock options	100	12,933	—	100	—	—	—
Non-cash compensation	29,024	—	—	29,024	—	—	—
Surrendered shares	(6,529)	—	—	897	(7,426)	—	—
Purchase of noncontrolling interest	(630)	—	—	(509)	—	—	(121)
Noncontrolling interest contributions	1,452	—	—	—	—	—	1,452
Noncontrolling interest distributions	(1,873)	—	—	—	—	—	(1,873)
Net loss	(10,936)	—	—	—	—	(9,747)	(1,189)
Balance, December 31, 2023	1,119,783	38,131,478	38	787,177	(468,626)	747,925	53,269
Issuance/(cancellation) of non-vested stock	—	171,752	—	—	—	—	—
Exercise of stock options	309	4,291	—	309	—	—	—
Non-cash compensation	30,639	—	—	30,715	(76)	—	—
Surrendered shares	(6,152)	—	—	—	(6,152)	—	—
Noncontrolling interest contributions	2,212	—	—	—	—	—	2,212
Noncontrolling interest distributions	(3,362)	—	—	—	—	—	(3,362)
Gain on deconsolidation of joint venture	(1,626)	—	—	—	—	—	(1,626)
Net income (loss)	38,162	—	—	—	—	43,231	(5,069)
Balance, December 31, 2024	$1,179,965	38,307,521	$38	$818,201	$(474,854)	$791,156	$45,424
The accompanying notes are an integral part of these consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the Years Ended December 31,
	2024	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$38,162	$(10,936)	$117,699
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization (inclusive of depreciation included in cost of service)	26,039	23,847	24,935
Non-cash compensation	30,639	29,024	16,560
Amortization and impairment of operating lease right of use assets	34,422	33,996	46,029
(Gain) loss on disposal of property and equipment	(28)	319	519
Gain on deconsolidation of joint venture	(1,626)	—	—
Deferred income taxes	7,416	20,655	23,377
Loss on personal care divestiture	—	2,186	—
Merger termination fee	—	106,000	—
Equity in (earnings) loss from equity method investments	(6,267)	(10,760)	45
Amortization of deferred debt issuance costs	991	991	991
Return on equity method investments	3,631	5,073	5,163
Impairment	48,391	—	3,009
Changes in operating assets and liabilities, net of impact of acquisitions:
Patient accounts receivable	16,477	(26,727)	(14,230)
Other current assets	11,700	(6,638)	(3,525)
Operating lease right of use assets	(4,196)	(3,786)	(3,242)
Other assets	744	189	438
Accounts payable	12,210	(15,816)	4,894
Accrued expenses	33,066	23,694	(39,382)
Other long-term obligations	(536)	(3,390)	(8,822)
Operating lease liabilities	(29,570)	(30,733)	(41,175)
Net cash provided by operating activities	221,665	137,188	133,283
Cash Flows from Investing Activities:
Proceeds from the sale of deferred compensation plan assets	55	54	252
Proceeds from the sale of property and equipment	—	136	66
Purchases of property and equipment	(6,550)	(5,620)	(6,165)
Investments in technology assets	(823)	(7,093)	(1,050)
Investment in equity method investee	(1,046)	—	(637)
Purchase of cost method investment	—	—	(15,000)
Return of investment	—	150	—
Proceeds from personal care divestiture	—	47,787	—
Acquisitions of businesses, net of cash acquired	—	(350)	(71,952)
Net cash (used in) provided by investing activities	(8,364)	35,064	(94,486)
Cash Flows from Financing Activities:
Proceeds from issuance of stock upon exercise of stock options	309	100	2,304
Proceeds from issuance of stock to employee stock purchase plan	—	2,602	3,848
Shares withheld to pay taxes on non-cash compensation	(6,152)	(6,529)	(7,981)
Noncontrolling interest contributions	2,212	1,452	3,501
Noncontrolling interest distributions	(3,362)	(1,873)	(1,561)
Proceeds from sale of noncontrolling interest	—	—	5,817
Purchase of noncontrolling interest	—	(800)	—
Proceeds from borrowings under revolving line of credit	—	23,000	534,500
Repayments of borrowings under revolving line of credit	—	(23,000)	(534,500)
Principal payments of long-term obligations	(37,357)	(76,013)	(13,296)
Purchase of company stock	—	—	(17,351)
Payment of accrued contingent consideration	(4,572)	(6,461)	(5,714)
Net cash used in financing activities	(48,922)	(87,522)	(30,433)
Net increase in cash, cash equivalents and restricted cash	164,379	84,730	8,364
Cash, cash equivalents and restricted cash at beginning of period	138,863	54,133	45,769
Cash, cash equivalents and restricted cash at end of period	$303,242	$138,863	$54,133

	For the Years Ended December 31,
	2024	2023	2022
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$29,989	$29,766	$14,939
Cash paid for Infinity ZPIC interest	$—	$—	$12,755
Cash paid for income taxes, net of refunds received	$40,095	$29,127	$24,013
Supplemental Disclosures of Non-Cash Activity:
Accrued contingent consideration	$—	$—	$19,195
Noncontrolling interest contribution	$—	$—	$8,900
The accompanying notes are an integral part of these consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

1. NATURE OF OPERATIONS, CONSOLIDATION AND PRESENTATION OF FINANCIAL STATEMENTS
Amedisys, Inc., a Delaware corporation (together with its consolidated subsidiaries, referred to herein as “Amedisys,” “we,” “us,” or “our”), is a multi-state provider of home health, hospice and high acuity care services with approximately 70%, 73% and 74% of our consolidated net service revenue derived from Medicare for 2024, 2023 and 2022, respectively. As of December 31, 2024, we owned and operated 347 Medicare-certified home health care centers, 164 Medicare-certified hospice care centers and 8 admitting high acuity care joint ventures in 38 states within the United States and the District of Columbia. We divested our personal care business on March 31, 2023.
Amedisys and UnitedHealth Group Incorporated Merger
On June 26, 2023, Amedisys, UnitedHealth Group Incorporated, a Delaware corporation ("UnitedHealth Group"), and Aurora Holdings Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of UnitedHealth Group ("Merger Sub"), entered into an Agreement and Plan of Merger, pursuant to which Merger Sub will merge with and into Amedisys with Amedisys continuing as the surviving corporation and becoming a wholly owned subsidiary of UnitedHealth Group. See Note 4 – Mergers, Acquisitions and Dispositions for additional information.
Recently Adopted Accounting Pronouncements
During 2024, the Company adopted Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses.
Recently Issued Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board ("FASB") issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which in intended to improve the disclosures about a public business entity's expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The guidance is effective for annual periods beginning after December 15, 2026 on either a prospective or retrospective basis, with early adoption permitted. We are currently evaluating the impact the adoption of this ASU may have on our financial reporting.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to improve income tax disclosures by requiring disaggregated information about a reporting entity's effective tax rate reconciliation and information on income taxes paid. The guidance is effective for annual periods beginning after December 15, 2024 on a prospective basis, with early adoption permitted. We are currently evaluating the impact the adoption of this ASU may have on our financial reporting.
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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
Net service revenue by payor class as a percentage of total net service revenue for each of our operating segments, which are described in Note 14 – Segment Information is as follows:

	As of December 31,
	2024	2023	2022
Home Health:
Medicare	37%	39%	40%
Non-Medicare - Episodic-based	8%	8%	8%
Non-Medicare - Non-episodic based	19%	15%	13%
Hospice:
Medicare	33%	34%	33%
Non-Medicare	2%	2%	2%
High Acuity Care	1%	1%	1%
Personal Care (1)	—%	1%	3%
	100%	100%	100%
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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
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
Hospice Revenue Recognition
Hospice Medicare Revenue
Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the estimated payment rates. The estimated payment rates are predetermined daily or hourly rates for each of the four levels of care we deliver. The four levels of care are routine care, general inpatient care, continuous home care and respite care. Routine care accounted for 97% of our total Medicare hospice service revenue for each of 2024, 2023 and 2022, respectively. There are two separate payment rates for routine care: payments for the first 60 days of care and care beyond 60 days. In addition to the two routine rates, we may also receive a service intensity add-on (“SIA”). The SIA is based on visits made in the last seven days of life by a registered nurse or medical social worker for patients in a routine level of care.
The performance obligation is the delivery of hospice services to the patient, as determined by a physician, each day the patient is on hospice care.
We make adjustments to Medicare revenue for non-contractual revenue adjustments, which include our inability to obtain appropriate billing documentation or acceptable authorizations and other reasons unrelated to credit risk. We estimate the impact of these non-contractual revenue adjustments based on our historical collection experience, which primarily includes a historical collection rate of over 99% on Medicare claims, and record this estimate during the period in which services are rendered with a corresponding reduction to patient accounts receivable.
Amounts due from Medicare include variable consideration for retroactive revenue adjustments due to settlements of audits and payment reviews. We determine our estimates for non-contractual revenue adjustments related to audits and payment reviews based on our historical experience and success rates in the claim appeals and adjudication process.
Additionally, our hospice service revenue is subject to certain limitations on payments from Medicare which are considered variable consideration. We are subject to an inpatient cap limit and an overall Medicare payment cap for each provider number. We monitor these caps on a provider-by-provider basis and estimate amounts due back to Medicare if we estimate a cap has been exceeded. We record these adjustments as a reduction to revenue and an increase in accrued expenses within our consolidated balance sheets. Providers are required to self-report and pay their estimated cap liability by February 28th of the following year. As of December 31, 2024, we have recorded $1.3 million for estimated amounts due back to Medicare in accrued expenses for the Federal cap years ended September 30, 2018 through September 30, 2025. As of December 31, 2023, we had recorded $2.3 million for estimated amounts due back to Medicare in accrued expenses for the Federal cap years ended September 30, 2017 through September 30, 2024.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
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
December 31, 2024
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
Restricted cash includes cash that is not available for ordinary business use. As of December 31, 2023, we had $12.4 million classified as restricted cash related to funds placed into escrow accounts in connection with the indemnity, closing payment and other provisions within the purchase agreements of our Evolution Health LLC ("Evolution") acquisition and our personal care line of business divestiture. During 2024, all funds held in escrow related to the personal care line of business divestiture were released to Amedisys, and all funds held in escrow related to the Evolution acquisition were released either to third parties or to Amedisys. See Note 4 – Mergers, Acquisitions and Dispositions for additional information.
The following table summarizes the balances related to our cash, cash equivalents and restricted cash (amounts in millions):

	As of December 31,
	2024	2023
Cash and cash equivalents	$303.2	$126.5
Restricted cash	—	12.4
Cash, cash equivalents and restricted cash	$303.2	$138.9
Patient Accounts Receivable
We report accounts receivable from services rendered at their estimated transaction price, which includes contractual and non-contractual revenue adjustments based on the amounts expected to be due from payors. Our patient accounts receivable are uncollateralized and consist of amounts due from Medicare, Medicaid, other third-party payors and patients. Our non-Medicare third-party payor base is comprised of a diverse group of payors that are geographically dispersed across the country. As of December 31, 2024, there is one payor, other than Medicare, that accounts for more than 10% of our total outstanding patient receivables (approximately 12%). Thus, we believe there are no other significant concentrations of receivables that would subject us to any significant credit risk in the collection of our patient accounts receivable. We write off accounts on a monthly basis once we have exhausted our collection efforts and deem an account to be uncollectible. We believe the collectability risk associated with our Medicare accounts, which represented 64% and 69% of our net patient accounts receivable at December 31, 2024 and 2023, respectively, is limited due to our historical collection rate of over 99% from Medicare and the fact that Medicare is a U.S. government payor.
We do not believe there are any significant concentrations of revenues from any payor that would subject us to any significant credit risk in the collection of our accounts receivable.
Prior to February 2024, the Company exclusively utilized Change Healthcare, a subsidiary of UnitedHealth Group, to submit patient claims to Medicare and all other payors for reimbursement. On February 22, 2024, UnitedHealth Group announced that on February 21, 2024, Change Healthcare’s information technology systems were impacted by a cybersecurity incident. The Change Healthcare cybersecurity incident did not impact our day-to-day operations; however, we were delayed in submitting patient claims to certain non-Medicare payors which resulted in a reduction in our operating cash flow and an increase in our accounts receivable during the first and second quarters. There was minimal impact to our Medicare claim submissions as we were able to quickly redirect our Medicare claims to an alternative clearinghouse. As of September 30, 2024, we had resolved the buildup in accounts receivable resulting from the Change Healthcare outage.
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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
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
Property and Equipment
Property and equipment is stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets or life of the lease, if shorter. Additionally, we have internally developed computer software for our own use. Additions and improvements (including interest costs for construction of qualifying long-lived assets) are capitalized. Maintenance and repair expenses are charged to expense as incurred. The cost of property and equipment sold or disposed of and the related accumulated depreciation are eliminated from the property and equipment and related accumulated depreciation accounts within our consolidated balance sheet, and any gain or loss is credited or charged to other income (expense) within our consolidated statement of operations.
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
We generally provide for depreciation over the following estimated useful service lives.

Years
Leasehold improvements	Lesser of lease term or expected useful life
Equipment and furniture	3 to 7
Leased fleet vehicles and copiers	Lesser of lease term or expected useful life
Computer software	2 to 7

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
The following table summarizes the balances related to our property and equipment for 2024 and 2023 (amounts in millions):

	As of December 31,
	2024	2023
Leasehold improvements	$13.4	$11.0
Equipment and furniture	38.7	40.0
Leased fleet vehicles and copiers	51.0	39.8
Computer software	39.9	43.4
	143.0	134.2
Less: Accumulated depreciation	(100.9)	(92.4)
	$42.1	$41.8
Depreciation expense for 2024, 2023 and 2022 was $21.3 million, $18.2 million and $11.5 million, respectively.
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
Goodwill and Other Intangible Assets
As of December 31, 2024, we had a goodwill balance of $1,213.9 million. Goodwill represents the amount of the purchase price in excess of the fair values assigned to the underlying identifiable net assets of acquired businesses. Goodwill is not amortized but is subject to an annual impairment test. Tests are performed more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. These events or circumstances include, but are not limited to, a significant adverse change in the business environment, regulatory environment or legal factors or a substantial decline in the market capitalization of our stock.
Each of our operating segments described in Note 14 – Segment Information is considered to represent an individual reporting unit for goodwill impairment testing purposes. We consider each of our home health care centers to constitute an individual business for which discrete financial information is available. However, since these care centers have substantially similar operating and economic characteristics and resource allocations and since significant investment decisions concerning these businesses are centralized and the benefits broadly distributed, we have aggregated these care centers and deemed them to constitute a single reporting unit. We have applied this same aggregation principle to our hospice care centers and deemed them to be a single reporting unit.
As of December 31, 2024, we had an other intangible assets balance of $81.2 million. Intangible assets consist of certificates of need, licenses, acquired names, non-compete agreements and technology. As of December 31, 2024, our non-compete agreements and amortizable acquired names were fully amortized. We amortize non-compete agreements and acquired names that we do not intend to use indefinitely on a straight-line basis over their estimated useful lives, which are generally two to three years for non-compete agreements and up to three years for acquired names. We amortize technology over its estimated useful service life, which is generally up to seven years. Our indefinite-lived intangible assets are reviewed for impairment annually or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the intangible asset below its carrying amount.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
Debt Issuance Costs
We amortize deferred debt issuance costs related to our long-term obligations over the term of the obligation through interest expense, unless the debt is extinguished, in which case unamortized balances are immediately expensed. The unamortized debt issuance costs of $1.6 million at December 31, 2024 will be amortized over a weighted-average amortization period of 1.6 years.
Fair Value of Financial Instruments
The following details our financial instruments where the carrying value and the fair value differ (amounts in millions):

		Fair Value at Reporting Date Using
Financial Instrument	Carrying Value as of December 31, 2024	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term obligations	$349.4	$—	$350.2	$—
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
Share-Based Compensation
We record all share-based compensation as expense in the financial statements measured at the fair value of the award. We recognize compensation cost on a straight-line basis over the requisite service period for each separately vesting portion of the award. Share-based compensation expense for 2024, 2023 and 2022 was $30.6 million, $29.0 million and $16.6 million, respectively, and the total income tax benefit recognized for these expenses was $8.0 million, $7.5 million and $4.3 million, respectively, prior to the application of the income tax compensation rules under Internal Revenue Code section 162(m) ("162(m)"). As of December 31, 2024, the income tax benefit recognized for the three-year period was reduced by a cumulative $3.6 million, pursuant to 162(m).

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
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

	For the Years Ended December 31,
	2024	2023	2022
Weighted average number of shares outstanding – basic	32,718	32,599	32,517
Effect of dilutive securities:
Stock options	10	—	39
Non-vested stock and stock units	323	—	97
Weighted average number of shares outstanding – diluted	33,051	32,599	32,653
Anti-dilutive securities	288	619	303
Advertising Costs
We expense advertising costs as incurred. Advertising expense for 2024, 2023 and 2022 was $7.4 million, $7.2 million and $7.3 million, respectively.

3. INVESTMENTS
We consolidate investments when the entity is a variable interest entity ("VIE") and we are the primary beneficiary or if we have controlling interests in the entity, which is generally ownership in excess of 50%. Third-party equity interests in our consolidated joint ventures are reflected as noncontrolling interests in our consolidated financial statements.
We account for investments in entities in which we have the ability to exercise significant influence under the equity method if we hold 50% or less of the voting stock and the entity is not a VIE in which we are the primary beneficiary. The book value of investments that we account for under the equity method of accounting totaled $49.8 million and $46.1 million as of December 31, 2024 and 2023, respectively, and is reflected in other assets within our consolidated balance sheets.
We account for investments in entities in which we have less than 20% ownership interest under the cost method of accounting if we do not have the ability to exercise significant influence over the investee. During 2022, we made a $15.0 million investment in a home health benefit manager, which is accounted for under the cost method. The book value of investments that we account for under the cost method of accounting was $20.0 million as of December 31, 2024 and 2023 and is reflected in other assets within our consolidated balance sheets.
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
During 2024, we consolidated all but one of our joint ventures with health system partners as well as the professional corporation as we have concluded that we are the primary beneficiary of these VIEs; the joint venture that is not consolidated was accounted for under the equity method of accounting. During the three-month period ended March 31, 2024, we entered into an agreement to wind-down and dissolve the operations of the unconsolidated joint venture. We completed the wind-down during the third quarter.
During the three-month period ended December 31, 2024, we entered into an agreement to wind-down and dissolve the operations of one of our consolidated joint ventures. As a result, we adjusted the carrying value of the noncontrolling interest established upon the acquisition of the joint venture. The adjustment, which totaled $1.6 million, was recorded to miscellaneous, net within other income (expense) in our consolidated statement of operations during the three-month period ended December 31, 2024.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
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
The terms of the agreements with each VIE prohibit us from using the assets of the VIE to satisfy the obligations of other entities. The carrying amount of the VIEs’ assets and liabilities included in our consolidated balance sheets are as follows (amounts in millions):

	As of December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$10.0	$8.8
Patient accounts receivable	8.1	9.0
Other current assets	—	0.1
Total current assets	18.1	17.9
Property and equipment	—	0.1
Operating lease right of use assets	—	0.1
Goodwill	8.5	8.5
Intangible assets	0.4	0.4
Other assets	0.3	0.3
Total assets	$27.3	$27.3
LIABILITIES
Current liabilities:
Accounts payable	$0.6	$0.5
Payroll and employee benefits	1.2	0.9
Accrued expenses	9.4	7.9
Operating lease liabilities	0.1	—
Total liabilities	$11.3	$9.3

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
On November 12, 2024, the U.S. Department of Justice (“DOJ”) and certain other parties commenced litigation (the “DOJ Action”) against Amedisys and UnitedHealth Group alleging that the Merger, if consummated, would violate Section 7 of the Clayton Act and so should be enjoined. Additionally, the DOJ Action alleges that the Company committed certain violations of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and requests civil penalties against the Company for alleged violation of Section 7A. We believe the plaintiffs' claims are without merit and intend to vigorously defend against such claims. The DOJ Action remains pending. The U.S. District Court for the District of Maryland has tentatively set October 27, 2025 as the start date for the trial, but may reschedule the trial to begin later, on or about February 9, 2026. The U.S. District Court for the District of Maryland has stated that it will make a final determination as to the trial date in late August 2025. See Part I, Item 1A. "Risk Factors – Litigation challenging the Merger Agreement may prevent the Merger from being consummated by the end of the Waiver Period or at all" for additional information.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
On December 26, 2024, each of the parties to the Merger Agreement entered into a waiver (the “Waiver”) pursuant to which, among other things, Amedisys and UnitedHealth Group each waived its right to terminate the Merger Agreement due to a failure of the Merger to have been consummated by the outside date (as defined in the Merger Agreement) until the earlier of (i) 5:00 p.m. (New York time) on the tenth business day following a final order (whether or not appealable) issued by the U.S. District Court for the District of Maryland with respect to the complaint filed by the DOJ and certain other parties regarding the Merger and the other transactions contemplated by the Merger Agreement that permanently prohibits the consummation of the Merger and (ii) 11:59 p.m. (New York time) on December 31, 2025 (the “Waiver Period”). The Waiver also contains waivers by the parties thereto such that, (i) the Regulatory Break Fee (as defined in the Merger Agreement) under the Merger Agreement will be $275,000,000, which may escalate up to $325,000,000 for the failure to meet certain timing milestones related to divesting certain assets to gain approval; (ii) the revenue-related aspect of the definition of “Burdensome Condition” (as defined in the Merger Agreement) is increased, (iii) Amedisys may take certain actions that would otherwise be prohibited by interim operating covenants contained in the Merger Agreement and (iv) certain closing conditions relating to government approvals are no longer conditions to the consummation of the Merger.
Subject to the terms and conditions set forth in the Merger Agreement, as modified by the Waiver, at the effective time of the Merger (the "Effective Time"), by virtue of the Merger: (i) each share of Amedisys common stock (“Amedisys Common Stock”) held in treasury by Amedisys or owned by UnitedHealth Group or Merger Sub or any of their respective subsidiaries, in each case, immediately prior to the Effective Time will be cancelled (collectively, “cancelled shares”) without consideration; and (ii) each share of Amedisys Common Stock, other than any cancelled shares, issued and outstanding immediately prior to the Effective Time will be converted into the right to receive $101 per share in cash, without interest, less any applicable withholding taxes.
On June 28, 2024, Amedisys, UnitedHealth Group and certain of their respective subsidiaries entered into an agreement (the "VCG Purchase Agreement") relating to the sale of certain Amedisys home health care centers and certain UnitedHealth Group care centers to VCG Luna, LLC ("VCG Luna"), an affiliate of VitalCaring Group. On January 3, 2025, UnitedHealth Group delivered a notice (the "Termination Notice") to VCG Luna terminating the VCG Purchase Agreement, following which, on January 8, 2025, UnitedHealth Group and VCG Luna entered into an agreement which provides for, among other things, the mutual release by the parties thereto of all claims against the other parties to the VCG Purchase Agreement that relate to the VCG Purchase Agreement.
The Merger is subject to a number of conditions to closing as specified in the Merger Agreement, as modified by the Waiver. These closing conditions include, among others, (i) approval by Amedisys stockholders at the Amedisys Stockholders Meeting (as defined in the Merger Agreement) of the proposal to adopt the Merger Agreement, which approval was obtained on September 8, 2023; (ii) the expiration or termination of the applicable waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iii) the receipt of the required state regulatory approvals; (iv) the absence of any law or order that has the effect of enjoining or otherwise prohibiting the completion of the Merger; and (v) the expiration or early termination of the waiting period (and any extension thereof) applicable to the consummation of the transactions contemplated by the Merger Agreement under all applicable antitrust laws without the imposition by any governmental entity of any term, condition, obligation, requirement, limitation, prohibition, remedy, sanction or other action that has resulted in or would reasonably be expected to result in a Burdensome Condition (as defined in the Merger Agreement as modified by the Waiver).
Termination of Option Care Health, Inc. ("OPCH") Merger Agreement
As previously disclosed in Amedisys’ Current Report on Form 8-K filed with the SEC on May 3, 2023 and its Quarterly Report on Form 10-Q filed with the SEC on May 4, 2023, Amedisys entered into an Agreement and Plan of Merger on May 3, 2023 (the “OPCH Merger Agreement”) with OPCH, a Delaware corporation, and Uintah Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of OPCH (“OPCH Merger Sub”). On June 26, 2023, Amedisys, OPCH and OPCH Merger Sub entered into the Termination Agreement (the “Termination Agreement”), pursuant to which the parties thereto agreed to terminate the OPCH Merger Agreement and grant mutual releases by the parties of all claims against the other parties based upon, arising from, in connection with or relating to the OPCH Merger Agreement. Pursuant to the terms of the Termination Agreement, each of the termination of the OPCH Merger Agreement and the mutual releases provided for in the Termination Agreement would become effective upon receipt by OPCH of a $106,000,000 termination fee payable by, or on behalf of, Amedisys within 24 hours of the execution of the Termination Agreement (i.e., before the market open on June 27, 2023). On June 26, 2023, following the execution of the Termination Agreement, UnitedHealth Group, on behalf of Amedisys, delivered funds to OPCH in an amount equal to $106,000,000, representing the termination fee payable to OPCH under the OPCH Merger Agreement and the Termination Agreement, satisfying the condition precedent to the effectiveness of the termination of the OPCH Merger Agreement and the releases contained in the Termination Agreement. If the Merger Agreement is terminated under certain specified circumstance set forth in the Merger Agreement (as modified by the Waiver), Amedisys may be required

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
to reimburse UnitedHealth Group for the $106,000,000 termination fee that UnitedHealth Group, on Amedisys' behalf, paid to OPCH, which may be in addition to the $125,000,000 termination fee payable by Amedisys to UnitedHealth Group in the event the Merger Agreement is terminated under certain specified circumstances. During the year ended December 31, 2023, the $106,000,000 termination fee was recorded to other income (expense) within our consolidated statement of operations with a corresponding liability to termination fee paid by UnitedHealth Group within our consolidated balance sheet.
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
Dispositions
On February 10, 2023, we signed a definitive agreement to sell our personal care business (excluding the Florida operations, which were closed during the three-month period ended March 31, 2023). The divestiture closed on March 31, 2023. We received net proceeds of $47.8 million and recognized a $2.2 million loss during the three-month period ended March 31, 2023, which is reflected in miscellaneous, net within other income (expense) in our consolidated statement of operations. The net proceeds of $47.8 million is inclusive of $6.0 million that was placed into an escrow account in accordance with the closing payment and indemnity provisions within the purchase agreement.
Of the total $6.0 million placed into escrow, $1.0 million was set aside for the closing payment adjustment. The closing payment calculated on the acquisition date included estimates for cash, working capital and various other items. Under the purchase agreement, the purchase price was subject to an adjustment for any differences between estimated amounts included in the closing payment and actual amounts at close. The closing payment adjustment was finalized during 2023 with $0.1 million being paid to Amedisys by the buyer. The $1.0 million in escrow related to the closing payment adjustment was released to Amedisys during 2023. The remaining $5.0 million placed into escrow, which related to indemnity provisions within the purchase agreement, was released to Amedisys during the second quarter of 2024.
The disposition of our personal care business did not qualify as a discontinued operation because it did not represent a change in strategy that has or will have a major effect on the Company's operations or financial results.
We derecognized goodwill of $43.1 million in connection with the divestiture.

5. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
As discussed in further detail below, during 2024, we recorded a non-cash impairment charge of $30.8 million related to the goodwill associated with our high acuity care reporting unit as a result of our annual impairment test as of October 31st. The non-cash impairment charge is reflected in impairment within our consolidated statement of operations. During 2023 and 2022, we did not record any goodwill impairment charges as a result of our annual impairment test, and none of the goodwill associated with our reporting units was considered impaired as of October 31st of each respective year.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
During 2024, we performed a qualitative assessment to determine if it was more likely than not that the fair values of our reporting units were less than their carrying values by evaluating relevant events and circumstances including financial performance, market conditions and share price. Based on this assessment, we concluded that the goodwill associated with our home health and hospice reporting units was not considered at risk of impairment as of October 31, 2024. In addition to the qualitative assessment, we also performed a quantitative analysis using an income approach for our high acuity care reporting unit due to delays in achieving our long-term projections established as of the August 2021 acquisition date. This quantitative analysis required us to make estimates and assumptions surrounding projected revenues and costs, growth rates and discount rates. Based on this analysis, we concluded that the carrying value of the goodwill associated with our high acuity care reporting unit exceeded its fair value as of October 31, 2024. As a result, we recorded a non-cash impairment charge of $30.8 million during the three-month period ended December 31, 2024. Additionally, we allocated a portion of the goodwill impairment to noncontrolling interests and recorded an adjustment totaling $5.9 million to reduce the carrying value of the noncontrolling interests. The remaining carrying value of the goodwill associated with our high acuity care reporting unit is $200.3 million as of December 31, 2024.
The following table summarizes the activity related to our goodwill for 2024 and 2023 (amounts in millions):

	Goodwill
	Home Health	Hospice	Personal Care	High Acuity Care	Total
Balances at December 31, 2022(1)	$203.8	$800.9	$43.1	$239.6	$1,287.4
Additions	0.3	—	—	—	0.3
Adjustments(2)	0.2	—	—	—	0.2
Reclass between segments(3)	8.5	—	—	(8.5)	—
Divestitures(4)	—	—	(43.1)	—	(43.1)
Balances at December 31, 2023	212.7	800.9	—	231.1	1,244.7
Impairment(5)	—	—	—	(30.8)	(30.8)
Balances at December 31, 2024(6)	$212.7	$800.9	$—	$200.3	$1,213.9
(1)Net of prior years' accumulated impairment losses of $730.0 million within the home health reporting unit.
(2)The Company finalized its valuation of the assets acquired and liabilities assumed in connection with the acquisition of Evolution on April 1, 2022.
(3)Effective January 1, 2023, we transitioned from the high acuity care segment to the home health segment the operations of a home health care center that was contributed to the high acuity care segment by one of our health system partners during 2022.
(4)The Company divested its personal care business on March 31, 2023.
(5)The Company recorded a non-cash impairment charge of $30.8 million related to the goodwill associated with our high acuity care reporting unit as a result of our annual impairment test as of October 31, 2024.
(6)Net of accumulated impairment losses of $730.0 million and $30.8 million within the home health reporting unit and the high acuity care reporting unit, respectively.
Other Intangible Assets, net
As described in further detail below, during 2024, we recorded a non-cash impairment charge of $17.6 million related to the unamortizable acquired names associated with our high acuity care reporting unit as a result of our annual impairment test as of October 31, 2024. The non-cash impairment charge is reflected in impairment within our consolidated statement of operations. During 2023 and 2022, we did not record any impairment charges related to our other intangible assets as a result of our annual impairment test.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
During 2024, we performed a qualitative assessment of our indefinite-lived intangible assets to determine if it was more likely than not that the fair values of any of our indefinite-lived intangible assets would be less than their carrying amounts. Based on this assessment, we concluded that the indefinite-lived intangible assets associated with our home health and hospice reporting units were not considered at risk of impairment as of October 31, 2024. In addition to the qualitative assessment, we also performed a quantitative analysis using the relief from royalty method for the indefinite-lived intangible assets (acquired names) associated with our high acuity care reporting unit due to delays in achieving our long-term projections established as of the August 2021 acquisition date. This quantitative analysis required us to make estimates and assumptions surrounding projected revenues and costs, growth rates and discount rates. Based on this analysis, we concluded that the carrying value of the indefinite-lived intangible assets (acquired names) associated with our high acuity care reporting unit exceeded their fair values as of October 31, 2024. As a result, we recorded a non-cash impairment charge of $17.6 million during the three-month period ended December 31, 2024. The remaining carrying value of the indefinite-lived assets (acquired names) associated with our high acuity care reporting unit is $10.7 million as of December 31, 2024.
Other intangible assets, net is comprised of the following (amounts in millions):

	Gross Asset	Accumulated Amortization	Net Book Value
Balances at December 31, 2024
Certificates of Need and Licenses	$52.8	$(6.3)	$46.5
Acquired Names - Unamortizable	18.0	—	18.0
Technology	29.2	(12.5)	16.7
Total	$100.0	$(18.8)	$81.2

Balances at December 31, 2023
Certificates of Need and Licenses	$52.8	$(6.1)	$46.7
Acquired Names - Unamortizable	35.6	—	35.6
Technology	28.3	(7.9)	20.4
Total	$116.7	$(14.0)	$102.7

The following table summarizes the activity related to our other intangible assets, net for 2024 and 2023 (amounts in millions):

	Other Intangible Assets, Net
	Certificates of Need and Licenses	Acquired Names -Unamortizable	Non-Compete Agreements	Technology(2)	Total
Balances at December 31, 2022	$46.7	$35.6	$1.8	$17.1	$101.2
Additions	0.1	—	—	7.1	7.2
Amortization(1)	(0.1)	—	(1.8)	(3.8)	(5.7)
Balances at December 31, 2023	46.7	35.6	—	20.4	102.7
Additions	—	—	—	0.8	0.8
Impairment	—	(17.6)	—	—	(17.6)
Amortization(1)	(0.2)	—	—	(4.5)	(4.7)
Balances at December 31, 2024	$46.5	$18.0	$—	$16.7	$81.2
(1)Amortization of certificates of need and licenses is related to care centers that were closed during 2023 and 2024.
(2)The weighted average remaining amortization period of our technology is 3.6 years.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
The estimated aggregate amortization expense related to intangible assets for each of the five succeeding years is as follows (amounts in millions):

Intangible Asset Amortization
2025	$4.7
2026	4.7
2027	4.7
2028	2.6
2029	—
$16.7
See Note 4 – Mergers, Acquisitions and Dispositions for further details on changes to goodwill and other intangible assets, net.

6. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS
Additional information regarding certain balance sheet accounts is presented below (amounts in millions):

	As of December 31,
	2024	2023
Other current assets:
Payroll tax escrow	$1.8	$7.0
Income tax receivable	7.5	8.0
Due from joint ventures	2.7	6.8
Other	7.7	8.3
	$19.7	$30.1
Other assets:
Workers’ compensation deposits	$0.2	$0.2
Health insurance deposits	1.5	1.5
Other miscellaneous deposits	1.0	1.0
Indemnity receivable	13.6	13.6
Equity method investments	49.8	46.1
Cost method investments	20.0	20.0
Other	1.9	2.7
	$88.0	$85.1
Accrued expenses:
Health and other employee insurance	$22.9	$18.2
Workers’ compensation	41.4	41.8
Accrued legal fees, legal settlements and other audits	38.5	24.6
Charity care	3.5	2.7
Estimated Medicare cap liability	1.3	2.3
Hospice accruals (room and board, general in-patient and other)	24.2	23.3
Patient and payor liabilities	15.6	15.1
Accrued contingent consideration	—	7.1
Accrued interest	0.6	1.1
Other	4.6	3.8
	$152.6	$140.0
Other long-term obligations:
Deferred compensation plan liability	$0.7	$0.6
Other	0.2	0.8
	$0.9	$1.4

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
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
Effective January 1, 2023, the master lease agreement for our fleet leases was modified to remove the residual value guarantee provided by the lessor on each of our fleet leases. The modification resulted in a change in the classification of our fleet leases from operating leases to finance leases. In connection with the modification, we reclassified approximately $15 million from the operating lease asset and liability accounts to the property and equipment and current/long-term obligations accounts within our consolidated balance sheet during 2023. Additionally, following the modification, expenses associated with our fleet leases are reflected in depreciation expense and interest expense within our consolidated statement of operations as opposed to cost of service and general and administrative expenses, which is where the expenses were reflected in prior periods.
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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
The components of lease cost for the years ended December 31, 2024, 2023 and 2022 are as follows (amounts in millions):

	For the Years Ended December 31,
	2024	2023	2022
Operating lease cost:
Operating lease cost	$34.4	$33.8	$43.9
Impairment of operating lease right of use ("ROU") assets	—	0.2	2.1
Total operating lease cost	34.4	34.0	46.0

Finance lease cost:
(Gain) loss on termination	(0.1)	—	0.5
Amortization of ROU assets	15.0	5.8	1.8
Interest on lease liabilities	2.1	1.6	0.1
Total finance lease cost	17.0	7.4	2.4

Variable lease cost	4.3	3.7	3.4
Short-term lease cost	—	—	—
Total lease cost	$55.7	$45.1	$51.8

Amounts reported in the consolidated balance sheets as of December 31, 2024 and 2023 for our operating leases are as follows (amounts in millions):

	As of December 31,
	2024	2023
Operating lease ROU assets	$81.5	$88.9

Current portion of operating lease liabilities	25.9	26.3
Operating lease liabilities, less current portion	56.1	62.7
Total operating lease liabilities	$82.0	$89.0

Amounts reported in the consolidated balance sheets as of December 31, 2024 and 2023 for finance leases are included in the table below. The finance lease ROU assets are recorded within property and equipment, net of accumulated depreciation within our consolidated balance sheets. The finance lease liabilities are recorded within current portion of long-term obligations and long-term obligations, less current portion within our consolidated balance sheets.

	As of December 31,
	2024	2023
Finance lease ROU assets	$51.0	$39.8
Accumulated amortization	(21.9)	(11.2)
Finance lease ROU assets, net	$29.1	$28.6

Current installments of obligations under finance leases	$15.5	$13.8
Long-term portion of obligations under finance leases	14.0	15.1
Total finance lease liabilities	$29.5	$28.9

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
Supplemental cash flow information and non-cash activity related to our leases are as follows (amounts in millions):

	For the Years Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities and ROU assets:
Operating cash flow from operating leases	$(33.8)	$(34.5)	$(44.4)
Financing cash flow from finance leases	(14.8)	(11.6)	(1.5)

ROU assets obtained in exchange for lease obligations:
Operating leases	$23.1	$33.9	$45.1
Finance leases	17.5	40.0	2.1

Reductions to ROU assets resulting from reductions to lease obligations:
Operating leases	$(0.3)	$(15.2)	$(4.2)
Finance leases	(2.0)	(1.7)	(0.6)

Amounts disclosed for ROU assets obtained in exchange for lease obligations include amounts added to the carrying amount of ROU assets resulting from lease modifications and reassessments.

Weighted average remaining lease terms and discount rates for our leases as of December 31, 2024 and 2023 are as follows:

	As of December 31,
	2024	2023
Weighted average remaining lease term (years):
Operating leases	3.3	3.6
Finance leases	2.4	2.6

Weighted average discount rate:
Operating leases	4.8%	4.2%
Finance leases	6.9%	6.6%

Maturities of lease liabilities as of December 31, 2024 are as follows (amounts in millions):

	Operating Leases	Finance Leases
2025	$29.2	$16.3
2026	25.8	9.7
2027	18.5	3.9
2028	11.3	1.3
2029	4.0	0.8
Thereafter	0.6	0.1
Total undiscounted lease payments	89.4	32.1
Less: Imputed interest	(7.4)	(2.6)
Total lease liabilities	$82.0	$29.5

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
8. LONG-TERM OBLIGATIONS
Long-term debt consists of the following for the periods indicated (amounts in millions):

	As of December 31,
	2024	2023
$450.0 million Term Loan; interest rate at Base Rate plus Applicable Rate or Term SOFR plus Applicable Rate (6.0% at December 31, 2024); due July 30, 2026	$349.4	$371.9
$550.0 million Revolving Credit Facility; interest only payments; interest rate at Base Rate plus Applicable Rate or Term SOFR plus Applicable Rate; due July 30, 2026	—	—
Finance leases	29.5	28.9
Principal amount of long-term obligations	378.9	400.8
Deferred debt issuance costs	(1.6)	(2.6)
	377.3	398.2
Current portion of long-term obligations	(38.0)	(36.3)
Long-term obligations, less current portion	$339.3	$361.9
Maturities of debt as of December 31, 2024 are as follows (amounts in millions):

Long-Term Obligations
2025	$38.0
2026	335.5
2027	3.3
2028	1.2
2029	0.8
2029	0.1
$378.9
Third Amended Credit Agreement
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
The loans issued under the Amended Credit Facility bear interest on a per annum basis, at our election, at either: (i) the Base Rate plus the Applicable Rate or (ii) the Term SOFR plus the Applicable Rate. The “Base Rate” means a fluctuating rate per annum equal to the highest of (a) the federal funds rate plus 0.50% per annum, (b) the prime rate of interest established by the Administrative Agent, and (c) the Term SOFR plus 1% per annum. The “Term SOFR” means the quoted rate per annum equal to the SOFR for an interest period of one or three months (as selected by us) plus the SOFR adjustment of 0.10%. The “Applicable Rate” is based on the consolidated leverage ratio and is presented in the table below. As of December 31, 2024, the Applicable Rate is 0.50% per annum for Base Rate Loans and 1.50% per annum for Term SOFR Loans. We are also subject to a commitment fee and letter of credit fee under the terms of the Third Amended Credit Agreement, as presented in the table below.

Pricing Tier	Consolidated Leverage Ratio	Base Rate Loans	Term SOFR Loans and SOFR Daily Floating Rate Loans	Commitment Fee	Letter of Credit Fee
I	> 3.00 to 1.0	1.00%	2.00%	0.30%	1.75%
II	< 3.00 to 1.0 but > 2.00 to 1.0	0.75%	1.75%	0.25%	1.50%
III	< 2.00 to 1.0 but > 0.75 to 1.0	0.50%	1.50%	0.20%	1.25%
IV	< 0.75 to 1.0	0.25%	1.25%	0.15%	1.00%

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
The final maturity date of the Amended Credit Facility is July 30, 2026. The Revolving Credit Facility will terminate and be due and payable as of the final maturity date. The Amended Term Loan Facility, however, is subject to quarterly amortization of principal in the amount of 1.250% for the remainder of the term. The remaining balance of the Amended Term Loan Facility must be paid upon the final maturity date. In addition to the scheduled amortization of the Amended Term Loan Facility, and subject to customary exceptions and reinvestment rights, we are required to prepay the Amended Term Loan Facility first and the Revolving Credit Facility second with 100% of all net cash proceeds received by any loan party or any subsidiary thereof in connection with (a) any asset sale or disposition where such loan party receives net cash proceeds in excess of $5 million or (b) any debt issuance that is not permitted under the Third Amended Credit Agreement.
In accordance with the requirements above, net proceeds received from the divestiture of our personal care line of business were used to prepay a portion of our Amended Term Loan Facility during the year ended December 31, 2023.
The Third Amended Credit Agreement requires maintenance of two financial covenants: (i) a consolidated leverage ratio of funded indebtedness to Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), as defined in the Third Amended Credit Agreement, and (ii) a consolidated interest coverage ratio of EBITDA to cash interest charges, as defined in the Third Amended Credit Agreement. Each of these covenants is calculated over rolling four-quarter periods and also is subject to certain exceptions and baskets. The Third Amended Credit Agreement also contains customary covenants, including, but not limited to, restrictions on: incurrence of liens, incurrence of additional debt, sales of assets and other fundamental corporate changes, investments and declarations of dividends. These covenants contain customary exclusions and baskets as detailed in the Third Amended Credit Agreement. As of December 31, 2024, we are in compliance with our covenants under the Third Amended Credit Agreement.
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
Our weighted average interest rate for borrowings under our Amended Term Loan Facility was 7.0% for the year ended December 31, 2024 and 6.8% for the year ended December 31, 2023. As of December 31, 2024 and 2023, we had no outstanding borrowings under our $550.0 million Revolving Credit Facility. Our weighted average interest rate for borrowings under our $550.0 million Revolving Credit Facility was 6.2% for the year ended December 31, 2023.
As of December 31, 2024, our availability under our $550.0 million Revolving Credit Facility was $511.2 million as we have no outstanding borrowings and $38.8 million outstanding in letters of credit.
Finance Leases
Our outstanding finance leases totaling $29.5 million relate to leased equipment and fleet vehicles and bear interest rates ranging from 3.7% to 8.1%.
Effective January 1, 2023, the master lease agreement for our fleet leases was modified to remove the residual value guarantee provided by the lessor on each of our fleet leases. The modification resulted in a change in the classification of our fleet leases from operating leases to finance leases. In connection with the modification, we reclassified approximately $15 million from the operating lease asset and liability accounts to the property and equipment and current/long-term obligations accounts within our consolidated balance sheet during 2023.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

9. INCOME TAXES
Income taxes attributable to continuing operations consist of the following (amounts in millions):

	For the Years Ended December 31,
	2024	2023	2022
Current income tax expense:
Federal	$31.0	$21.1	$12.2
State and local	9.7	8.8	7.0
	40.7	29.9	19.2
Deferred income tax expense:
Federal	6.1	17.5	20.4
State and local	1.3	3.2	2.9
	7.4	20.7	23.3
Income tax expense	$48.1	$50.6	$42.5

Total income tax expense for the years ended December 31, 2024, 2023 and 2022 was allocated as follows (amounts in millions):

	For the Years Ended December 31,
	2024	2023	2022
Income from continuing operations	$48.1	$50.6	$42.5
Interest expense	—	—	(0.7)
Goodwill	—	(0.3)	(2.7)
Tax expense recorded to additional paid-in capital	—	(0.2)	1.5
Total	$48.1	$50.1	$40.6
A reconciliation of significant differences between the reported amount of income tax expense and the expected amount of income tax expense that would result from applying the U.S. federal statutory income tax rate of 21% to income before income taxes is as follows:

	For the Years Ended December 31,
	2024(1)	2023(1)	2022
Income tax expense at U.S. federal statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal income tax benefit	10.8	26.0	5.6
Excess tax benefits from share-based compensation	1.0	3.4	0.3
Non-deductible executive compensation	3.6	5.5	0.8
Unrecognized tax benefits(2)	—	—	(1.7)
Goodwill impairment(3)	7.9	—	—
Merger-related expenses	12.3	13.7	—
Merger termination fee	—	56.2	—
Other items, net(4)	(0.9)	1.9	0.5
Income tax expense	55.7%	127.7%	26.5%
(1)The information provided for the years ended December 31, 2024 and 2023 does not provide a meaningful reconciliation of the effective tax rate and is not comparable to other periods. The effective tax rate for such years is influenced by the relationship of the amount of “effective tax rate drivers” (i.e. non-deductible expenses, non-taxable income, tax credits, valuation allowance, uncertain tax positions, etc.) to income or loss before taxes. The merger-related expenses incurred during 2024 and 2023 and the merger termination fee incurred during 2023 contribute to significant and unusual adjustments to income before taxes distorting the relationship between “effective tax rate drivers” and income before taxes resulting in an unusual effective tax rate.
(2)For the year ended December 31, 2022, the Company recognized $2.7 million of federal uncertain tax positions due to a lapse of the statute of limitations.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
(3)For the year ended December 31, 2024, a Component 2 goodwill impairment charge was recorded. The goodwill impairment is not deductible for tax purposes. As a result, the non-deductible expense increased the effective tax rate by 7.9%.
(4)Includes various items such as non-deductible expenses, non-taxable income, tax credits, valuation allowance, uncertain tax positions and return-to-accrual adjustments.
As of December 31, 2024 and 2023, the Company had income taxes receivable of $7.5 million and $8.0 million, respectively, included in other current assets within our consolidated balance sheets.
Deferred tax assets (liabilities) consist of the following components (amounts in millions):

	As of December 31,
	2024	2023
Deferred tax assets:
Accrued payroll and employee benefits	$19.4	$17.1
Workers’ compensation	10.8	10.9
Share-based compensation	8.9	7.1
Legal and compliance matters	4.1	3.9
Lease liability	23.7	25.6
Net operating loss carryforwards	8.5	8.9
Tax credit carryforwards	2.4	2.7
Other assets	0.2	0.2
Gross deferred tax assets	78.0	76.4
Less: valuation allowance	(5.2)	(5.4)
Net deferred tax assets	72.8	71.0
Deferred tax liabilities:
Property and equipment(1)	(12.9)	(13.5)
Amortization of intangible assets	(74.2)	(61.7)
Investment in partnerships	(10.3)	(10.8)
Right of use asset	(22.8)	(24.9)
Other liabilities	(0.7)	(0.7)
Gross deferred tax liabilities	(120.9)	(111.6)
Deferred income taxes	$(48.1)	$(40.6)
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
As of December 31, 2024, we have U.S. net operating loss (“NOL”) carryforwards of $7.2 million that are available to reduce future taxable income and may be carried forward indefinitely. While the NOL carryforwards are not subject to expiration, the annual NOL amount that is available to offset future taxable income is subject to limitation. The NOL carryforwards were acquired as part of the stock purchase of Contessa Health on August 1, 2021. Under Section 382 of the Internal Revenue Code of 1986, as amended ("Section 382"), substantial changes in a Company’s ownership may limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income. As a result of the ownership change, the Company determined that there is an annual limitation, pursuant to Section 382, on the amount of NOL carryforwards that may be utilized to offset future taxable income.
As of December 31, 2024, we have state NOL carryforwards of $139.3 million that are available to reduce future taxable income and South Carolina tax credits totaling $3.0 million available to reduce future state income taxes. The state NOL and tax credit carryforwards expire at various times.
As of December 31, 2024 and 2023, the valuation allowance for deferred tax assets, which is related to certain state NOLs, was $5.2 million and $5.4 million, respectively. The net change in the valuation allowance for the years ended December 31, 2024 and 2023 was a decrease of $0.2 million and an increase of $0.2 million, respectively. The $0.2 million net decrease in the valuation allowance for the year ended December 31, 2024 is due to a $0.4 million valuation allowance release on certain state

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
NOLs, offset by a $0.2 million increase from the creation of state NOL carryforwards in jurisdictions that require separate company reporting and where the Company does not expect to have sufficient separate company future taxable income available to offset the state NOL carryforwards.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those jurisdictions during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income and tax-planning strategies in making this assessment. In order to fully realize the deferred tax assets, the Company will need to generate future taxable income before the expiration of the carryforwards governed by the tax code. Based on the current level of pre-tax earnings, the Company will generate the minimum amount of future taxable income needed to support the realization of the deferred tax assets. As a result, as of December 31, 2024, management believes that it is more likely than not that we will realize the benefits of these deferred tax assets, net of the existing valuation allowances. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.
Uncertain Tax Positions
We account for uncertain tax positions in accordance with the authoritative guidance for uncertain tax positions. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (amounts in millions):

	For the Years Ended December 31,
	2024	2023	2022
Balance at beginning of period	$—	$—	$2.7
Additions for tax positions related to current year	—	—	—
Additions for tax positions related to prior year	—	—	—
Reductions for tax positions related to prior years	—	—	—
Lapse of statute of limitations	—	—	(2.7)
Settlements	—	—	—
Balance at end of period	$—	$—	$—
During 2022, the statute of limitations lapsed, ultimately removing the uncertainty surrounding the Company's ability to recognize the tax positions, if challenged under audit. As a result, the Company recognized a $2.7 million income tax benefit and corresponding reduction in our effective tax rate for the period ended December 31, 2022. The Company has no uncertain tax positions related to tax years that remain subject to examination by relevant tax authorities. As of December 31, 2024, no liability for unrecognized tax benefits was necessary, and no change in assessment is expected within the next 12 months.
For the period ended December 31, 2022, the Company recorded a $0.7 million benefit as a component of interest expense as a result of the lapse of the statute of limitations and corresponding release of the reserve for uncertain tax positions. No interest expense or benefit was recorded for the period ended December 31, 2024 or December 31, 2023. There was no accrued interest related to uncertain tax positions included in the consolidated balance sheet at December 31, 2024, December 31, 2023 or December 31, 2022.
We are subject to income taxes in the U.S. and in many individual states, with significant operations in Louisiana, South Carolina, Alabama, Georgia, Massachusetts and Tennessee. We are open to examination in the U.S. and in various individual states for the tax years ended December 31, 2017 through December 31, 2024. We are also open to examination in various states for the years ended 2004 through 2024 resulting from NOLs generated and available for carryforward from those years.

10. CAPITAL STOCK AND SHARE-BASED COMPENSATION
We are authorized by our Certificate of Incorporation to issue 60,000,000 shares of common stock, $0.001 par value and 5,000,000 shares of preferred stock, $0.001 par value. As of December 31, 2024, there were 38,307,521 and 32,776,148 shares of common stock issued and outstanding, respectively, and no shares of preferred stock issued or outstanding. Our Board of Directors is authorized to fix the dividend rights and terms, conversion and voting rights, redemption rights and other privileges and restrictions applicable to our preferred stock.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
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
Equity-based awards may be granted for a number of shares not to exceed, in the aggregate, approximately 2.5 million shares of common stock. We had approximately 0.9 million shares available at December 31, 2024. Each equity-based award vests ratably over a one-year to four-year period, with the exception of those issued under contractual arrangements that specify otherwise.
The Company analyzes historical data of forfeited awards to develop an estimated forfeiture rate that is applied to the Company's non-cash compensation expense; however, all non-cash compensation expense is adjusted to reflect actual vestings and forfeitures.
Employee Stock Purchase Plan (“ESPP”)
There have been no purchases under our ESPP plan since the second quarter 2023 offering period as commencement of an offering period after the date of the Merger Agreement is prohibited under the Merger Agreement. Prior to this suspension, eligible employees were able to purchase our common stock at 85% of the market price at the time of purchase. The total number of shares of our common stock authorized for issuance under our ESPP is 4,500,000. The following is a detail of the purchases that were made under the plan:

Employee Stock Purchase Plan Period	Shares Issued	Price
2021 and Prior	3,195,155	$18.98
January 1, 2022 to March 31, 2022	6,184	146.45
April 1, 2022 to June 30, 2022	10,814	89.35
July 1, 2022 to September 30, 2022	12,047	82.27
October 1, 2022 to December 31, 2022	11,498	71.01
January 1, 2023 to March 31, 2023	14,995	62.52
April 1, 2023 to June 30, 2023	10,915	77.72
July 1, 2023 to December 31, 2024	—	—
	3,261,608
ESPP expense included in general and administrative expense in our accompanying consolidated statements of operations was $0.3 million and $0.7 million for 2023 and 2022, respectively.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
Stock Options
The price per share for stock options shall be no less than the greater of (a) 100% of the fair value of a share of common stock on the date the option is granted or (b) the aggregate par value of the shares of our common stock on the date the option is granted. If a stock option is granted to any owner of 10% or more of the total combined voting power of us and our subsidiaries, the price is to be at least 110% of the fair value of a share of our common stock on the date the award is granted. The contractual terms of stock options shall not exceed ten years from the date such option is granted. Stock options may be exercised during a period as determined by our Compensation Committee or as otherwise approved by our Compensation Committee.
We use the Black-Scholes option pricing model to estimate the fair value of our stock options. There were 55,280 and 33,656 options granted during 2023 and 2022, respectively. We did not grant options during 2024. Stock option compensation expense included in general and administrative expenses in our accompanying consolidated statements of operations was $0.9 million, $2.1 million and $1.7 million for 2024, 2023 and 2022, respectively.
The fair values of the stock option awards were estimated using the following assumptions for 2023 and 2022:

	For the Years Ended December 31,
	2024	2023	2022
Risk Free Rate	—	3.45% - 4.06%	1.91%
Expected Volatility	—	43.07% - 43.27%	40.97%
Expected Term	—	6.00 years	6.25 years
Weighted Average Fair Value	—	$39.70	$61.31
Dividend Yield	—	—%	—%
We used the simplified method to estimate the expected term for the stock options granted during 2023 and 2022 as adequate historical experience was not available to provide a reasonable estimate.
The following table presents our stock option activity for 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)
Outstanding options at January 1, 2024	245,338	$130.82	6.19
Granted	—	—
Exercised	(4,291)	71.72
Canceled, forfeited or expired	(17,725)	161.03
Outstanding options at December 31, 2024	223,322	$129.56	5.09
Exercisable options at December 31, 2024	180,976	$133.31	4.43
The aggregate intrinsic value of our outstanding options and exercisable options at December 31, 2024 was $1.0 million and $0.8 million, respectively. Total intrinsic value of options exercised was $0.1 million, $0.2 million and $1.5 million for 2024, 2023 and 2022, respectively. The tax benefit from stock options exercised during the period amounted to less than $0.1 million, $0.1 million and $0.4 million for 2024, 2023 and 2022, respectively.
The following table presents our non-vested stock option activity for 2024:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock options at January 1, 2024	72,019	$58.56
Granted	—	—
Vested	(22,413)	75.11
Forfeited	(7,260)	55.88
Non-vested stock options at December 31, 2024	42,346	$50.26
At December 31, 2024, there was $0.5 million of unrecognized compensation cost related to stock options that we expect to be recognized over a weighted-average period of 0.9 years.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
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
Non-Vested Stock Units – Service-Based ("Service-Based Non-Vested Stock Units")
Service-based non-vested stock unit compensation expense included in general and administrative expenses in our accompanying consolidated statements of operations was $27.1 million, $24.2 million and $12.1 million for 2024, 2023 and 2022, respectively.
The following table presents our service-based non-vested stock units activity for 2024:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock units at January 1, 2024	498,526	$98.63
Granted	387,346	93.55
Vested	(169,747)	106.38
Canceled, forfeited or expired	(80,336)	97.41
Non-vested stock units at December 31, 2024	635,789	$93.62
The weighted average grant date fair value of service-based non-vested stock units granted was $93.55, $81.18 and $115.07 in 2024, 2023 and 2022, respectively.
At December 31, 2024, there was $29.7 million of unrecognized compensation cost related to our service-based non-vested stock units that we expect to be recognized over a weighted average period of 1.8 years.
Non-Vested Stock Units – Service-Based and Performance-Based Awards ("Performance-Based Non-Vested Stock Units")
During 2023, we awarded performance-based awards to certain employees. The target level established by the award, which is based on the Company’s 2023 adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), provided for the recipients to receive an aggregate of 52,073 non-vested stock units if the target was achieved. For a select group of employees, if the target objective was surpassed to the point of achieving the projected maximum payout, the recipients would receive an additional aggregate of 51,756 non-vested stock units. The 2023 performance-based objective established by the award was satisfied at 127.23%. The number of non-vested stock units that were earned based on achievement of the Adjusted EBITDA measure will be adjusted upward or downward (from 75% to 125%) based on the Company’s three-year relative total shareholder return ("TSR") and will cliff vest after the end of the three-year performance period ending December 31, 2025.
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
Performance-based non-vested stock units compensation expense included in general and administrative expenses in our consolidated statements of operations was $2.6 million, $2.4 million and $2.2 million for 2024, 2023 and 2022, respectively.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
The following table presents our performance-based non-vested stock units activity for 2024:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock units at January 1, 2024	121,228	$88.96
Granted	—	—
Vested	(6,525)	209.92
Canceled, forfeited or expired	(6,880)	104.17
Non-vested stock units at December 31, 2024	107,823	$80.67
The weighted average grant date fair value of performance-based non-vested stock units granted was $82.00 and $133.70 in 2023 and 2022, respectively. We did not grant performance-based non-vested stock units during 2024.
At December 31, 2024, there was $5.8 million in unrecognized compensation costs related to our performance-based non-vested stock units that we expect to be recognized over a weighted average period of 2.4 years.

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
Third-Party Audits – Ongoing
From time to time, in the ordinary course of business, we are subject to audits under various governmental programs in which third-party firms engaged by CMS, including Recovery Audit Contractors (“RACs”), Zone Program Integrity Contractors (“ZPICs”), Uniform Program Integrity Contractors (“UPICs”), Program Safeguard Contractors (“PSCs”), Medicaid Integrity Contractors (“MICs”), Supplemental Medical Review Contractors (“SMRCs”), Comprehensive Error Rate Testing Contractors ("CERTs") and the Office of the Inspector General ("OIG"), conduct extensive reviews of claims data to identify potential improper payments. We cannot predict the ultimate outcome of any regulatory reviews or other governmental audits and investigations.
In July 2010, our subsidiary that provides hospice services in Florence, South Carolina received from a ZPIC a request for records regarding a sample of 30 beneficiaries who received services from the subsidiary during the period of January 1, 2008 through March 31, 2010 (the “Review Period”) to determine whether the underlying services met pertinent Medicare payment requirements. We acquired the hospice operations subject to this review on August 1, 2009; the Review Period covered time periods both before and after our ownership of these hospice operations. Based on the ZPIC’s findings for 16 beneficiaries, which were extrapolated to all claims for hospice services provided by the Florence subsidiary billed during the Review Period, on June 6, 2011, the Medicare Administrative Contractor ("MAC") for the subsidiary issued a notice of overpayment seeking recovery from our subsidiary of an alleged overpayment. We disputed these findings, and our Florence subsidiary filed appeals through the Original Medicare Standard Appeals Process, in which we sought to have those findings overturned. An administrative law judge ("ALJ") hearing was held in early January 2015. On January 18, 2016, we received a letter referencing the ALJ hearing decision for the overpayment issued on June 6, 2011. The decision was partially favorable with a new overpayment amount of $3.7 million with a balance owed of $5.6 million including interest based on 9 disputed claims (originally 16). We filed an appeal to the Medicare Appeals Council on the remaining 9 disputed claims and also argued that the statistical method used to select the sample was not valid. No assurances can be given as to the timing or outcome of the Medicare Appeals Council decision. As of December 31, 2024, Medicare has withheld payments of $5.7 million (including additional interest) as part of their standard procedures once this level of the appeal process has been reached. In the event we are not able to recoup this alleged overpayment, we are entitled to be indemnified by the prior owners of the hospice operations for amounts relating to the period prior to August 1, 2009. On January 10, 2019, an arbitration panel from the American Health Lawyers Association determined that the prior owners' liability for their indemnification obligation was $2.8 million. This amount is recorded as an indemnity receivable within other assets in our consolidated balance sheets.
In July 2016, the Company received a request for medical records from SafeGuard Services, L.L.C (“SafeGuard”), a ZPIC, related to services provided by some of the care centers that the Company acquired from Infinity Home Care, L.L.C. The

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
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

	As of December 31,
Type of Insurance	2024	2023
Health insurance	$20.8	$16.1
Workers’ compensation	41.6	42.0
Professional liability	6.0	5.4
Fleet	0.9	0.8
	69.3	64.3
Less: long-term portion	(0.2)	(0.2)
	$69.1	$64.1
Our health insurance has an exposure limit of $1.5 million for any individual covered life. Our workers' compensation insurance has a retention limit of $2.0 million per incident. Our professional liability insurance has a retention limit of $0.3 million per incident. Our fleet insurance has an exposure limit of $0.5 million per accident.
Severance
We have commitments related to our severance plans applicable to a number of our senior executives and senior management, which generally commit us to pay severance benefits under certain circumstances.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
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
Our match of contributions to be made to each eligible employee contribution is $0.44 for every $1.00 contributed up to the first 6% of the employee's salary. The match is discretionary and thus is subject to change at the discretion of management. Our match of contributions is made in the form of cash. We expensed approximately $22.6 million, $20.4 million and $18.6 million related to our 401(k) benefit plan for 2024, 2023 and 2022, respectively.
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
Under the terms of the 2022 and 2023 Share Repurchase Programs, we were allowed to repurchase shares from time to time through open market purchases, unsolicited or solicited privately negotiated transactions, an accelerated stock repurchase program, and/or a trading plan in compliance with Exchange Act Rule 10b5-1. The timing and the amount of the repurchases were determined by management based on a number of factors, including but not limited to share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions and other factors. Effective January 1, 2023, repurchases became subject to a 1% excise tax under the Inflation Reduction Act.

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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
The Company's chief operating decision maker ("CODM") is its Chief Executive Officer, Chief Operating Officer/Executive Vice President/Chief Financial Officer and Chief Strategy Officer. The CODM uses operating income of the reportable segments to evaluate financial performance and allocate resources. The operating income of each reportable segment includes an allocation of corporate expenses attributable to the specific segment as well as revenues and all other costs directly attributable to the specific segment. The CODM reviews the performance of each segment and adjusts the allocation of resources as needed to respond to changing market conditions and organizational priorities. Segment assets are not reviewed by the CODM and therefore are not disclosed below (amounts in millions).

	For the Year Ended December 31, 2024
	Home Health	Hospice	Personal Care(1)	High Acuity Care	Other(2)	Total
Net service revenue	$1,490.5	$825.8	$—	$32.0	$—	$2,348.3
Cost of service, inclusive of depreciation	874.9	429.7	—	26.0	—	1,330.6
General and administrative expenses	372.2	197.1	—	22.7	264.8	856.8
Depreciation and amortization	7.8	3.1	—	3.4	3.7	18.0
Impairment	—	—	—	48.4	—	48.4
Operating expenses	1,254.9	629.9	—	100.5	268.5	2,253.8
Operating income (loss)	$235.6	$195.9	$—	$(68.5)	$(268.5)	$94.5

	For the Year Ended December 31, 2023
	Home Health	Hospice	Personal Care(1)	High Acuity Care	Other(2)	Total
Net service revenue	$1,403.6	$798.8	$15.0	$19.0	$—	$2,236.4
Cost of service, inclusive of depreciation	801.1	412.2	11.1	21.1	—	1,245.5
General and administrative expenses	363.5	193.1	2.3	20.4	237.5	816.8
Depreciation and amortization	6.0	3.0	—	3.1	5.6	17.7
Operating expenses	1,170.6	608.3	13.4	44.6	243.1	2,080.0
Operating income (loss)	$233.0	$190.5	$1.6	$(25.6)	$(243.1)	$156.4

	For the Year Ended December 31, 2022
	Home Health	Hospice	Personal Care(1)	High Acuity Care	Other	Total
Net service revenue	$1,361.7	$787.8	$61.4	$12.3	$—	$2,223.2
Cost of service	773.9	426.5	46.7	13.3	—	1,260.4
General and administrative expenses	351.1	203.3	9.2	19.7	170.8	754.1
Depreciation and amortization	4.0	2.3	0.1	3.3	15.2	24.9
Impairment	—	—	—	3.0	—	3.0
Operating expenses	1,129.0	632.1	56.0	39.3	186.0	2,042.4
Operating income (loss)	$232.7	$155.7	$5.4	$(27.0)	$(186.0)	$180.8

(1)We divested our personal care business on March 31, 2023.
(2)General and administrative expenses for our corporate support function include $66.6 million and $36.7 million in merger-related expenses for the years ended December 31, 2024 and 2023, respectively.

15. RELATED PARTY TRANSACTIONS
We have an investment in Medalogix, a healthcare predictive data and analytics company, which is accounted for under the equity method. During 2024, 2023 and 2022, we incurred costs of approximately $12.3 million, $11.3 million and $9.4 million, respectively, in connection with our usage of Medalogix's analytics platforms.
We have an investment in a technology-enabled clinician sourcing application, which is accounted for under the cost method. During 2024, 2023 and 2023, we incurred costs of approximately $1.8 million, $0.5 million and less than $0.1 million, respectively, in connection with our usage of the technology-enabled clinician sourcing application's services.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures which are designed to provide reasonable assurance of achieving their objectives and to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, disclosed and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to our management, including our principal executive officer and principal financial officer, and our Board of Directors to allow timely decisions regarding required disclosure.
In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2024, under the supervision and with the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.
Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2024, the end of the period covered by this Annual Report on Form 10-K.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. Under the supervision and with the participation of our principal executive officer and our principal financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded our internal control over financial reporting was effective as of December 31, 2024.
KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Form 10-K, has issued a report on our internal control over financial reporting, which is included herein.
Changes in Internal Controls
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls
Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and, based on an evaluation of our controls and procedures, our principal executive officer and our principal financial officer concluded our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2024, the end of the period covered by this Annual Report.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Amedisys, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Amedisys, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 27, 2025 expressed an unqualified opinion on those consolidated financial statements.
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
February 27, 2025

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to the 2025 Proxy Statement, or, in the event the registrant does not prepare and file the 2025 Proxy Statement, will be provided instead by amendment to this report, to be filed with the SEC within 120 days after the end of the year ended December 31, 2024.
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
The Company has an insider trading compliance policy governing the purchase, sale and other dispositions of the Company's securities that applies to all Company personnel, including all employees, officers, directors and other covered persons. The Company believes that its insider trading compliance policy is reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable NASDAQ listing standards. A copy of the Company's insider trading compliance policy is filed as Exhibit 19.1 to this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the 2025 Proxy Statement, or, in the event the registrant does not prepare and file the 2025 Proxy Statement, will be provided instead by amendment to this report, to be filed with the SEC within 120 days after the end of the year ended December 31, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the 2025 Proxy Statement, or, in the event the registrant does not prepare and file the 2025 Proxy Statement, will be provided instead by amendment to this report, to be filed with the SEC within 120 days after the end of the year ended December 31, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the 2025 Proxy Statement, or, in the event the registrant does not prepare and file the 2025 Proxy Statement, will be provided instead by amendment to this report, to be filed with the SEC within 120 days after the end of the year ended December 31, 2024.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is KPMG LLP, Baton Rouge, Louisiana, Auditor Firm ID: 185
The information required by this item is incorporated by reference to the 2025 Proxy Statement, or, in the event the registrant does not prepare and file the 2025 Proxy Statement, will be provided instead by amendment to this report, to be filed with the SEC within 120 days after the end of the year ended December 31, 2024.

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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference
2.1	Equity Purchase Agreement dated February 5, 2016, by and between the Company, as Purchaser, and Michael Trigilio, as Seller	The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016	0-24260	2.1

2.2	First Amendment to Equity Purchase Agreement, dated May 18, 2018, by and among the Company, Amedisys Personal Care, LLC, Associated Home Care, LLC, Elder Home Options, LLC and Michael Trigilio	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018	0-24260	10.1

2.3	Share Repurchase Agreement, dated as of June 4, 2018, by and among the Company and the selling stockholders set forth on Schedule I thereto	The Company's Current Report on Form 8-K filed on June 4, 2018	0-24260	2.1

2.4	Stock Purchase Agreement, dated as of October 9, 2018, by and among Milton Heching, the Heching 2012 Exempt Irrevocable Trust, Amedisys Hospice, L.L.C., Compassionate Care Hospice Group, Inc., and solely for purposes of Sections 3.4, 4.3(a), 4.15 and Article VIII thereof, Amedisys, Inc.	The Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018	0-24260	2.1

2.5	Securities Purchase Agreement, dated as of April 23, 2020, by and between Amedisys Hospice, L.L.C. and Golden Gate Ancillary LLC (Immaterial schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.)	The Company's Current Report on Form 8-K filed on April 27, 2020	0-24260	2.1

2.6	Agreement and Plan of Merger, dated as of June 27, 2021, by and among Amedisys Holding, L.L.C., Amedisys Commodore, L.L.C., Contessa Health, Inc., Shareholder Representative Services LLC, and, solely for purposes of Section 10.17, Amedisys, Inc. (Immaterial schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the U.S. Securities and Exchange Commission upon request)	The Company’s Current Report on Form 8-K filed on August 4, 2021	0-24260	2.1

2.7	Equity Purchase Agreement, by and among Associated Home Care, L.L.C., Amedisys Personal Care, LLC, Amedisys, Inc. and HouseWorks Holdings, LLC, dated February 10, 2023	The Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023	0-24260	2.1

2.8	Agreement and Plan of Merger, dated as of June 26, 2023, by and among UnitedHealth Group Incorporated, Aurora Holdings Merger Sub Inc. and Amedisys, Inc.	The Company's Current Report on Form 8-K filed on June 26, 2023	0-24260	2.1

3.1	Composite of Certificate of Incorporation of the Company inclusive of all amendments through June 14, 2007	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	0-24260	3.1

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference
3.2	Amended and Restated By-Laws	The Company’s Current Report on Form 8-K filed on December 16, 2022	0-24260	3.1

4.1	Common Stock Specimen	The Company’s Registration Statement on Form S-3 filed August 20, 2007	333-145582	4.8

4.2	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	The Company's Annual Report on Form 10-K for the year ended December 31, 2021	0-24260	4.2
10.1	Form of Director Indemnification Agreement dated February 12, 2009	The Company’s Annual Report on Form 10-K for the year ended December 31, 2008	0-24260	10.1

10.2*	Amended and Restated Amedisys, Inc. Employee Stock Purchase Plan dated June 7, 2012	The Company’s Current Report on Form 8-K filed June 8, 2012	0-24260	10.1

10.3*	Composite Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan (inclusive of Plan amendments dated June 7, 2012, October 25, 2012, April 23, 2015 and June 4, 2015, January 20, 2017, February 22, 2017 and September 25, 2018 and the full text of the Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan)	The Company's Annual Report on Form 10-K for the year ended December 31, 2019	0-24260	10.3

10.4*	Form of Stock Option Award Agreement Issued under the Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan	The Company’s Annual Report on Form 10-K for the year ended December 31, 2014	0-24260	10.6

10.5*	Form of Performance Stock Option Award Agreement Issued under the Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan	The Company’s Annual Report on Form 10-K for the year ended December 31, 2014	0-24260	10.7

10.6*	Form of Stock Option Award Agreement Issued under the Amedisys, Inc. 2018 Omnibus Incentive Compensation Plan	The Company's Annual Report on Form 10-K for the year ended December 31, 2018	0-24260	10.10

10.7*	Form of Restricted Stock Unit Award Agreement Issued under the Amedisys, Inc. 2018 Omnibus Incentive Compensation Plan	The Company's Annual Report on Form 10-K for the year ended December 31, 2018	0-24260	10.11

10.8*	Form of Performance Restricted Stock Unit Award Agreement Issued under the Amedisys, Inc. 2018 Omnibus Incentive Compensation Plan	The Company's Annual Report on Form 10-K for the year ended December 31, 2018	0-24260	10.12

10.9*	Amedisys Holding, L.L.C. Amended and Restated Severance Plan for Executive Officers dated as of July 25, 2019	The Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019	0-24260	10.1

10.10*	Composite Amedisys, Inc. 2018 Omnibus Incentive Compensation Plan (inclusive of Plan amendments dated September 25, 2018 and October 21, 2020 and the full text of the Amedisys, Inc. 2018 Omnibus Incentive Compensation Plan)	The Company’s Annual Report on Form 10-K for the year ended December 31, 2020	0-24260	10.16

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

10.11
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
		The Company’s current Report on Form 8-K filed on July 2, 2018	0-24260	10.1

10.12	Amended and Restated Security Agreement, dated as of June 29, 2018, among the Company and Amedisys Holding, L.L.C., as borrowers, certain other parties identified as “grantors” on the signature pages thereto and Bank of America, N.A., in its capacity as Administrative Agent	The Company’s current Report on Form 8-K filed on July 2, 2018	0-24260	10.2

10.13	Amended and Restated Pledge Agreement dated as of June 29, 2018, among the Company and Amedisys Holding, L.L.C., as borrowers, certain other parties identified as “pledgors” on the signature pages thereto, and Bank of America, N.A., in its capacity as Administrative Agent	The Company’s current Report on Form 8-K filed on July 2, 2018	0-24260	10.3

10.14	Agreement and Plan of Merger dated October 31, 2015 by and among Amedisys Health Care West, L.L.C., IHC Acquisitions, L.L.C., Infinity Home Care, L.L.C., Axiom HealthEquity Holdings Management, LLC, Infinity Healthcare Holdings, LLC, and Amedisys, Inc.	The Company’s Annual Report on Form 10-K for the year ended December 31, 2015	0-24260	10.27

10.15	Agreement of Purchase and Sale dated as of November 25, 2015, between Amedisys, Inc., through its wholly-owned subsidiary, Amedisys Property, L.L.C., as seller and Franciscan Missionaries of Our Lady of the Lake Heath System, Inc., as purchaser.	The Company’s Annual Report on Form 10-K for the year ended December 31, 2015	0-24260	10.28

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

10.16
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

		The Company’s Current Report on Form 8-K filed on February 4, 2019	0-24260	10.1

10.17	Joinder Agreement, dated as of February 4, 2019, by and among Amedisys, Inc. and Amedisys Holding, L.L.C., as the borrowers, each of the new subsidiary guarantors party thereto, and Bank of America, N.A., as the administrative agent	The Company’s Current Report on Form 8-K filed on February 4, 2019	0-24260	10.2

10.18	Joinder Agreement, dated as of June 12, 2020, by and among Amedisys, Inc. and Amedisys Holding, L.L.C., as the borrowers, each of the new subsidiary guarantors party thereto, and Bank of America, N.A., as the administrative agent (The schedules to the Joinder have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish copies of the omitted schedules to the Securities and Exchange Commission upon request.)	The Company's Current Report on Form 8-K filed on June 15, 2020	0-24260	10.1

10.19*	Second Amendment to the Amedisys, Inc. 2018 Omnibus Incentive Compensation Plan, dated October 21, 2020	The Company's Annual Report on Form 10-K for the year ended December 31, 2020	0-24260	10.26

10.20	Second Amendment to Amended and Restated Credit Agreement, dated as of July 30, 2021, by and among Amedisys, Inc. and Amedisys Holding, L.L.C., as the borrowers, the Guarantors party thereto, the Lenders party thereto, Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, and the other L/C Issuers party thereto (Immaterial schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the U.S. Securities and Exchange Commission upon request.)	The Company’s Current Report on Form 8-K filed on August 4, 2021	0-24260	10.1

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

10.21*	Amedisys Holding, L.L.C. Severance Plan for Chief Executive Officer	The Company’s Current Report on Form 8-K filed on January 10, 2022	0-24260	10.1

10.22*	Amendment No. 1 to Amedisys Holding, L.L.C. Amended and Restated Severance Plan for Executive Officers, dated as of November 21, 2022	The Company's Annual Report on Form 10-K for the year ended December 31, 2022	0-24260	10.27

10.23	Third Amendment to Amended and Restated Credit Agreement, dated as of March 10, 2023, by and among Amedisys, Inc. and Amedisys Holding, L.L.C., as the borrowers, the Guarantors party thereto, the Lenders party thereto, Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, and the other L/C Issuers party thereto	The Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023	0-24260	10.2

10.24	Termination Agreement, dated as of June 26, 2023, by and among Amedisys, Inc., Option Care Health, Inc. and Unitah Merger Sub, Inc.	The Company's Current Report on Form 8-K filed on June 26, 2023	0-24260	10.1

10.25*	Limited Good Reason Waiver, by and between the Company and Richard Ashworth, dated June 26, 2023	The Company's Annual Report on Form 10-K for the year ended December 31, 2023	0-24260	10.31

10.26*	Limited Good Reason Waiver, by and between the Company and Scott G. Ginn, dated June 26, 2023	The Company's Annual Report on Form 10-K for the year ended December 31, 2023	0-24260	10.32

10.27*	Repayment Letter Agreement, by and between the Company and Richard Ashworth (280G mitigation acceleration), dated December 21, 2023	The Company's Annual Report on Form 10-K for the year ended December 31, 2023	0-24260	10.33

10.28*	Repayment Letter Agreement, by and between the Company and Adam Holton (280G mitigation acceleration), dated December 21, 2023	The Company's Annual Report on Form 10-K for the year ended December 31, 2023	0-24260	10.34

10.29*	Third Amendment to the Amedisys, Inc. 2018 Omnibus Incentive Compensation Plan	The Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024	0-24260	10.1

10.30	Wavier, dated as of December 26, between Amedisys, Inc., UnitedHealth Group Incorporated and Aurora Holdings Merger Sub Inc. (Immaterial schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.)	The Company's Current Report on Form 8-K filed on December 27, 2024	0-24260	10.1

†10.31*	Mutual Separation Agreement and General Release by and between Amedisys, Inc. and Michael P. North

†10.32*	Limited Good Reason Waiver, by and between the Company and Jennifer Griffin, dated June 26, 2023

†10.33*	Repayment Letter Agreement, by and between the Company and Jennifer Griffin (280G mitigation acceleration), dated December 21, 2023

†10.34*	Repayment Letter Agreement, by and between the Company and Richard Ashworth (280G mitigation acceleration), dated December 24, 2024

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

†10.35*	Repayment Letter Agreement, by and between the Company and Jennifer Griffin (280G mitigation acceleration), dated December 24, 2024

†10.36*	Bonus Repayment Agreement, by and between the Company and Scott G. Ginn, dated November 5, 2024

†10.37*	Bonus Repayment Agreement, by and between the Company and Nick Muscato, dated November 5, 2024

†10.38*	Bonus Repayment Agreement, by and between the Company and Jennifer Griffin, dated November 5, 2024

†10.39*	Limited Good Reason Waiver, by and between the Company and Nick Muscato, dated November 5, 2024

†19.1	Insider Trading Compliance Policy

†21.1	Subsidiaries of the Registrant

†23.1	Consent of KPMG LLP

†31.1	Certification of Richard Ashworth, Chief Executive Officer (principal executive officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2	Certification of Scott G. Ginn, Chief Operating Officer, Executive Vice President and Chief Financial Officer (principal financial officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

††32.1	Certification of Richard Ashworth, Chief Executive Officer (principal executive officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

††32.2
Certification of Scott G. Ginn, Chief Operating Officer, Executive Vice President and Chief Financial Officer (principal financial officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Amedisys, Inc. Policy for the Recovery of Erroneously Awarded Compensation	The Company's Annual Report on Form 10-K for the year ended December 31, 2023	0-24260	97.1

†101.INS	Inline XBRL Instance - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

†101.SCH	Inline XBRL Taxonomy Extension Schema Document

†101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

†101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

†101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

†101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMEDISYS, INC.

By:	/S/ RICHARD ASHWORTH
Richard Ashworth,
President and Chief Executive Officer
Date: February 27, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/S/ RICHARD ASHWORTH	Chief Executive Officer (Principal Executive Officer)	February 27, 2025
Richard Ashworth

/S/ SCOTT G. GINN	Chief Operating Officer, Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2025
Scott G. Ginn

/S/ ALLYSON D. GUIDROZ	Principal Accounting Officer	February 27, 2025
Allyson D. Guidroz

/S/ VICKIE L. CAPPS	Director	February 27, 2025
Vickie L. Capps

/S/ MOLLY COYE, MD	Director	February 27, 2025
Molly Coye, MD

/S/ JULIE D. KLAPSTEIN	Lead Independent Director	February 27, 2025
Julie D. Klapstein

/S/ TERESA L. KLINE	Director	February 27, 2025
Teresa L. Kline

/S/ PAUL B. KUSSEROW	Director	February 27, 2025
Paul B. Kusserow

/S/ BRUCE D. PERKINS	Director	February 27, 2025
Bruce D. Perkins

/S/ JEFFREY A. RIDEOUT, MD	Director	February 27, 2025
Jeffrey A. Rideout, MD

/S/ IVANETTA D. SAMUELS	Director	February 27, 2025
Ivanetta D. Samuels