Form 10-Q
period 2025-03-31
AMEDISYS INC
filed 2025-04-24
CIK 896262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, is as follows: Common stock, $0.001 par value, 32,819,638 shares outstanding as of April 18, 2025.

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
Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on any forward-looking statement as a prediction of future events. We expressly disclaim any obligation or undertaking, and we do not intend to release publicly any updates or changes in our expectations concerning the forward-looking statements or any changes in events, conditions or circumstances upon which any forward-looking statement may be based, except as required by law. For a discussion of some of the factors discussed above as well as additional factors, see our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 27, 2025, particularly, Part I, Item 1A. Risk Factors therein, and Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q. Additional risk factors may also be described in reports that we file from time to time with the SEC.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMEDISYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)
(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$284,881	$303,242
Patient accounts receivable	319,639	296,075
Prepaid expenses	17,410	13,072
Other current assets	12,034	19,694
Total current assets	633,964	632,083
Property and equipment, net of accumulated depreciation of $103,758 and $100,890	40,186	42,108
Operating lease right of use assets	80,905	81,500
Goodwill	1,213,888	1,213,888
Intangible assets, net of accumulated amortization of $19,949 and $18,787	80,199	81,155
Other assets	135,432	87,980
Total assets	$2,184,574	$2,138,714
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$28,705	$39,956
Payroll and employee benefits	131,722	151,995
Accrued expenses	162,180	152,564
Termination fee paid by UnitedHealth Group	106,000	106,000
Current portion of long-term obligations	37,579	37,968
Current portion of operating lease liabilities	25,845	25,909
Total current liabilities	492,031	514,392
Long-term obligations, less current portion	332,947	339,313
Operating lease liabilities, less current portion	55,642	56,111
Deferred income tax liabilities	58,032	48,051
Other long-term obligations	848	882
Total liabilities	939,500	958,749
Commitments and Contingencies—Note 7
Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized; 38,381,255 and 38,307,521 shares issued; 32,818,871 and 32,776,148 shares outstanding	38	38
Additional paid-in capital	825,138	818,201
Treasury stock, at cost, 5,562,384 and 5,531,373 shares of common stock	(477,718)	(474,854)
Retained earnings	852,168	791,156
Total Amedisys, Inc. stockholders’ equity	1,199,626	1,134,541
Noncontrolling interests	45,448	45,424
Total equity	1,245,074	1,179,965
Total liabilities and equity	$2,184,574	$2,138,714
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Amounts in thousands, except per share data)
(Unaudited)

	For the Three-Month Periods Ended March 31,
	2025	2024
Net service revenue	$594,781	$571,414
Operating expenses:
Cost of service, inclusive of depreciation	334,050	321,537
General and administrative expenses:
Salaries and benefits	131,968	127,946
Non-cash compensation	6,223	7,433
Merger-related expenses	16,769	20,667
Depreciation and amortization	4,447	4,271
Other	57,965	57,941
Total operating expenses	551,422	539,795
Operating income	43,359	31,619
Other income (expense):
Interest income	2,873	1,727
Interest expense	(6,422)	(8,119)
Equity in earnings from equity method investments	1,794	910
Gain on equity method investment	48,093	—
Miscellaneous, net	1,508	1,090
Total other income (expense), net	47,846	(4,392)
Income before income taxes	91,205	27,227
Income tax expense	(29,384)	(12,633)
Net income	61,821	14,594
Net income attributable to noncontrolling interests	(809)	(194)
Net income attributable to Amedisys, Inc.	$61,012	$14,400
Basic earnings per common share:
Net income attributable to Amedisys, Inc. common stockholders	$1.86	$0.44
Weighted average shares outstanding	32,793	32,670
Diluted earnings per common share:
Net income attributable to Amedisys, Inc. common stockholders	$1.84	$0.44
Weighted average shares outstanding	33,218	32,979
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except common stock shares)
(Unaudited)

	For the Three-Months Ended March 31, 2025
	Total	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Noncontrolling Interests
		Shares	Amount
Balance, December 31, 2024	$1,179,965	38,307,521	$38	$818,201	$(474,854)	$791,156	$45,424
Issuance of non-vested stock	—	71,960	—	—	—	—	—
Exercise of stock options	93	1,774	—	93	—	—	—
Non-cash compensation	6,844	—	—	6,844	—	—	—
Surrendered shares	(2,864)	—	—	—	(2,864)	—	—
Noncontrolling interest distributions	(785)	—	—	—	—	—	(785)
Net income	61,821	—	—	—	—	61,012	809
Balance, March 31, 2025	$1,245,074	38,381,255	$38	$825,138	$(477,718)	$852,168	$45,448

	For the Three-Months Ended March 31, 2024
	Total	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Noncontrolling Interests
		Shares	Amount
Balance, December 31, 2023	$1,119,783	38,131,478	$38	$787,177	$(468,626)	$747,925	$53,269
Issuance of non-vested stock	—	15,068	—	—	—	—	—
Non-cash compensation	7,886	—	—	7,886	—	—	—
Surrendered shares	(617)	—	—	—	(617)	—	—
Noncontrolling interest contributions	1,764	—	—	—	—	—	1,764
Noncontrolling interest distributions	(756)	—	—	—	—	—	(756)
Net income	14,594	—	—	—	—	14,400	194
Balance, March 31, 2024	$1,142,654	38,146,546	$38	$795,063	$(469,243)	$762,325	$54,471

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Three-Month Periods Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net income	$61,821	$14,594
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization (inclusive of depreciation included in cost of service)	6,787	6,138
Non-cash compensation	6,844	7,886
Amortization and impairment of operating lease right of use assets	8,645	8,566
(Gain) loss on disposal of property and equipment	(34)	4
Gain on equity method investment	(48,093)	—
Deferred income taxes	9,981	2,594
Equity in earnings from equity method investments	(1,794)	(910)
Amortization of deferred debt issuance costs	248	248
Return on equity method investments	2,320	170
Changes in operating assets and liabilities:
Patient accounts receivable	(23,564)	(46,806)
Other current assets	3,480	(1,696)
Operating lease right of use assets	(1,186)	(1,042)
Other assets	88	155
Accounts payable	(10,913)	8,652
Accrued expenses	(10,658)	3,029
Other long-term obligations	(34)	(591)
Operating lease liabilities	(7,625)	(7,532)
Net cash used in operating activities	(3,687)	(6,541)
Cash Flows from Investing Activities:
Proceeds from the sale of deferred compensation plan assets	27	21
Proceeds from the sale of property and equipment	15	—
Purchases of property and equipment	(1,215)	(2,670)
Investments in technology assets	(201)	(223)
Investment in equity method investee	—	(196)
Net cash used in investing activities	(1,374)	(3,068)
Cash Flows from Financing Activities:
Proceeds from the issuance of stock upon exercise of stock options	93	—
Shares withheld to pay taxes on non-cash compensation	(2,864)	(617)
Noncontrolling interest contributions	—	1,764
Noncontrolling interest distributions	(785)	(756)
Principal payments of long-term obligations	(9,744)	(8,941)
Net cash used in financing activities	(13,300)	(8,550)
Net decrease in cash, cash equivalents and restricted cash	(18,361)	(18,159)
Cash, cash equivalents and restricted cash at beginning of period	303,242	138,863
Cash, cash equivalents and restricted cash at end of period	$284,881	$120,704
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$6,177	$8,188
Cash paid for income taxes, net of refunds received	$907	$828
Cash paid for operating lease liabilities	$8,811	$8,574
Cash paid for finance lease liabilities	$4,121	$2,236
Supplemental Disclosures of Non-Cash Activity:
Right of use assets obtained in exchange for operating lease liabilities	$7,006	$7,173
Right of use assets obtained in exchange for finance lease liabilities	$3,158	$4,326
Reductions to right of use assets resulting from reductions to operating lease liabilities	$75	$168
Reductions to right of use assets resulting from reductions to finance lease liabilities	$415	$496
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. NATURE OF OPERATIONS, CONSOLIDATION AND PRESENTATION OF FINANCIAL STATEMENTS
Amedisys, Inc., a Delaware corporation (together with its consolidated subsidiaries, referred to herein as “Amedisys,” “we,” “us,” or “our”), is a multi-state provider of home health, hospice and high acuity care services with approximately 69% and 71% of our consolidated net service revenue derived from Medicare for the three-month periods ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we owned and operated 347 Medicare-certified home health care centers, 164 Medicare-certified hospice care centers and 8 admitting high acuity care joint ventures in 38 states within the United States and the District of Columbia.
Amedisys and UnitedHealth Group Incorporated Merger
On June 26, 2023, Amedisys, UnitedHealth Group Incorporated, a Delaware corporation ("UnitedHealth Group"), and Aurora Holdings Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of UnitedHealth Group ("Merger Sub"), entered into an Agreement and Plan of Merger, pursuant to which Merger Sub will merge with and into Amedisys with Amedisys continuing as the surviving corporation and becoming a wholly owned subsidiary of UnitedHealth Group. See Note 4 - Mergers and Acquisitions for additional information.
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
This report should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission (“SEC”) on February 27, 2025 (the “Form 10-K”), which includes information and disclosures not included herein. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from the interim financial information presented, as allowed by SEC rules and regulations.
Use of Estimates
Our accounting and reporting policies conform with U.S. GAAP. In preparing the unaudited condensed consolidated financial statements, we are required to make estimates and assumptions that impact the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Principles of Consolidation
These unaudited condensed consolidated financial statements include the accounts of Amedisys, Inc. and our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in our accompanying unaudited condensed consolidated financial statements, and business combinations accounted for as purchases have been included in our condensed consolidated financial statements from their respective dates of acquisition. In addition to our wholly owned subsidiaries, we also have certain equity investments that are accounted for as set forth in Note 3 - Investments.

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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Net service revenue by payor class as a percentage of total net service revenue for each of our operating segments, which are described in Note 8 - Segment Information, is as follows:

	For the Three-Month Periods Ended March 31,
	2025	2024
Home Health:
Medicare	36%	38%
Non-Medicare - Episodic-based	8%	8%
Non-Medicare - Non-episodic based	20%	18%
Hospice:
Medicare	33%	33%
Non-Medicare	2%	2%
High Acuity Care	1%	1%
	100%	100%
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
Hospice Revenue Recognition
Hospice Medicare Revenue
Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the estimated payment rates. The estimated payment rates are predetermined daily or hourly rates for each of the four levels of care we deliver. The four levels of care are routine care, general inpatient care, continuous home care and respite care. Routine care accounted for 96% and 97% of our total Medicare hospice service revenue for the three-month periods ended March 31, 2025 and 2024, respectively. There are two separate payment rates for routine care: payments for the first 60 days of care and care beyond 60 days. In addition to the two routine rates, we may also receive a service intensity add-on (“SIA”). The SIA is based on visits made in the last seven days of life by a registered nurse or medical social worker for patients in a routine level of care.
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
Additionally, our hospice service revenue is subject to certain limitations on payments from Medicare which are considered variable consideration. We are subject to an inpatient cap limit and an overall Medicare payment cap for each provider number. We monitor these caps on a provider-by-provider basis and estimate amounts due back to Medicare if we estimate a cap has been exceeded. We record these adjustments as a reduction to revenue and an increase in accrued expenses within our condensed consolidated balance sheets. Providers are required to self-report and pay their estimated cap liability by February

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
28th of the following year. As of March 31, 2025 and December 31, 2024, we had recorded $1.5 million and $1.3 million, respectively, for estimated amounts due back to Medicare in accrued expenses for the Federal cap years ended September 30, 2018 through September 30, 2025.
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
High Acuity Care Revenue Recognition
High Acuity Care Revenue
Our revenues are primarily derived from contracts with health insurance plans for the coordination and provision of home recovery care services to clinically-eligible patients who are enrolled members in those insurance plans, contracts with health system partners for the coordination and provision of home recovery care services to clinically-eligible patients who are discharged early from a health system facility to complete their inpatient stay at home and contracts with health insurance plans to provide palliative care at home services to engaged members.
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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Patient Accounts Receivable
We report accounts receivable from services rendered at their estimated transaction price, which includes contractual and non-contractual revenue adjustments based on the amounts expected to be due from payors. Our patient accounts receivable are uncollateralized and consist of amounts due from Medicare, Medicaid, other third-party payors and patients. Our non-Medicare third-party payor base is comprised of a diverse group of payors that are geographically dispersed across the country. As of March 31, 2025, there is only one single payor, other than Medicare, that accounts for more than 10% of our total outstanding patient receivables (approximately 11%). We believe there are no significant concentrations of receivables, including this single payor, that would subject us to any significant credit risk in the collection of our patient accounts receivable. We write off accounts on a monthly basis once we have exhausted our collection efforts and deem an account to be uncollectible. We believe the collectability risk associated with our Medicare accounts, which represented 61% and 64% of our patient accounts receivable at March 31, 2025 and December 31, 2024, respectively, is limited due to our historical collection rate of over 99% from Medicare and the fact that Medicare is a U.S. government payor.
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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Fair Value of Financial Instruments
The following details our financial instruments where the carrying value and the fair value differ (amounts in millions):

		Fair Value at Reporting Date Using
Financial Instrument	Carrying Value as of March 31, 2025	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
$450.0 million Term Loan	$343.8	$—	$344.1	$—

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

	For the Three-Month Periods Ended March 31,
	2025	2024
Weighted average number of shares outstanding - basic	32,793	32,670
Effect of dilutive securities:
Stock options	10	10
Non-vested stock and stock units	415	299
Weighted average number of shares outstanding - diluted	33,218	32,979
Anti-dilutive securities	342	388
3. INVESTMENTS
We consolidate investments when the entity is a variable interest entity ("VIE") and we are the primary beneficiary or if we have controlling interests in the entity, which is generally ownership in excess of 50%. Third-party equity interests in our consolidated joint ventures are reflected as noncontrolling interests in our condensed consolidated financial statements.
We account for investments in entities in which we have the ability to exercise significant influence under the equity method of accounting if we hold 50% or less of the voting stock and the entity is not a VIE in which we are the primary beneficiary. The book value of investments that we account for under the equity method of accounting was $97.3 million and $49.8 million as of March 31, 2025 and December 31, 2024, respectively, and is reflected in other assets within our condensed consolidated balance sheets.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During the three-month period ended March 31, 2025, a third-party acquired a majority of the membership interests of a newly formed entity which includes one of our equity method investments, Medalogix, as well as a healthcare referral and workflow management company. We rolled 100% of our ownership interest in Medalogix into the newly formed entity, and in connection with the transaction, we recognized a $48.1 million gain based on the fair value of our equity in Medalogix upon executing the transaction, which is reflected in gain on equity method investment within our condensed consolidated income statement. We will continue to account for our investment in the new combined entity under the equity method of accounting in accordance with ASC 323, Investments - Equity Method and Joint Ventures.
We account for investments in entities in which we have less than 20% ownership interest under the cost method of accounting if we do not have the ability to exercise significant influence over the investee. The book value of investments that we account for under the cost method of accounting was $20.0 million as of March 31, 2025 and December 31, 2024 and is reflected in other assets within our condensed consolidated balance sheets.
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
As of March 31, 2025, we are consolidating all of our joint ventures with health system partners as well as the professional corporation as we have concluded that we are the primary beneficiary of these VIEs.
The terms of the agreements with each VIE prohibit us from using the assets of the VIE to satisfy the obligations of other entities. The carrying amount of the VIEs’ assets and liabilities included in our condensed consolidated balance sheets are as follows (amounts in millions):

	As of March 31, 2025	As of December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$10.2	$10.0
Patient accounts receivable	6.8	8.1
Total current assets	17.0	18.1
Operating lease right of use assets	0.1	—
Goodwill	8.5	8.5
Intangible assets	0.4	0.4
Other assets	0.4	0.3
Total assets	$26.4	$27.3
LIABILITIES
Current liabilities:
Accounts payable	$0.6	$0.6
Payroll and employee benefits	0.7	1.2
Accrued expenses	9.0	9.4
Operating lease liabilities	0.1	0.1
Total liabilities	$10.4	$11.3

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4. MERGERS AND ACQUISITIONS
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
On November 12, 2024, the U.S. Department of Justice (“DOJ”) and the attorneys general of the states of Maryland, Illinois, New Jersey and New York filed a lawsuit commencing litigation (the “DOJ Action”) against Amedisys and UnitedHealth Group in the U.S. District Court for the District of Maryland, alleging that the Merger, if consummated, would violate Section 7 of the Clayton Act and so should be enjoined, the first count of the complaint, and that Amedisys committed certain violations of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and requests civil penalties against Amedisys for alleged violations of Section 7A, the second count of the complaint. We believe the plaintiffs’ claims are without merit and intend to vigorously defend against such claims. The DOJ Action remains pending. The U.S. District Court for the District of Maryland has tentatively set October 27, 2025 as the start date for the trial, but may reschedule the trial to begin later, on or about February 9, 2026. The U.S. District Court for the District of Maryland has stated that it will make a final determination as to the trial date in late August 2025. On April 7, 2025, the U.S. District Court for the District of Maryland stayed the second count of the DOJ’s complaint, which alleges violations of Section 7A of the HSR Act, until after the resolution of the first count of the DOJ’s complaint, which seeks to enjoin the transaction.
On December 26, 2024, each of the parties to the Merger Agreement entered into a waiver (the “Waiver”) pursuant to which, among other things, Amedisys and UnitedHealth Group each waived its right to terminate the Merger Agreement due to a failure of the Merger to have been consummated by the outside date (as defined in the Merger Agreement) until the earlier of (i) 5:00 p.m. (New York time) on the tenth business day following a final order (whether or not appealable) issued by the U.S. District Court for the District of Maryland with respect to the complaint filed by the DOJ and certain other parties regarding the Merger and the other transactions contemplated by the Merger Agreement that permanently prohibits the consummation of the Merger and (ii) 11:59 p.m. (New York time) on December 31, 2025 (the “Waiver Period”). The Waiver also contains waivers by the parties thereto such that, (i) the Regulatory Break Fee (as defined in the Merger Agreement) under the Merger Agreement will be $275,000,000, which may escalate up to $325,000,000 for the failure to meet certain timing milestones related to divesting certain assets to gain approval; (ii) the revenue-related aspect of the definition of “Burdensome Condition” (as defined in the Merger Agreement) is increased; (iii) Amedisys may take certain actions that would otherwise be prohibited by interim operating covenants contained in the Merger Agreement; and (iv) certain closing conditions relating to government approvals are no longer conditions to the consummation of the Merger.
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
See Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 for additional information on risks related to the proposed merger.
Termination of Option Care Health, Inc. ("OPCH") Merger Agreement
As previously disclosed in Amedisys’ Current Report on Form 8-K filed with the SEC on May 3, 2023 and its Quarterly Report on Form 10-Q filed with the SEC on May 4, 2023, Amedisys entered into an Agreement and Plan of Merger on May 3, 2023 (the “OPCH Merger Agreement”) with OPCH, a Delaware corporation, and Uintah Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of OPCH (“OPCH Merger Sub”). On June 26, 2023, Amedisys, OPCH and OPCH Merger Sub entered into the Termination Agreement (the “Termination Agreement”), pursuant to which the parties thereto agreed to terminate the OPCH Merger Agreement and grant mutual releases by the parties of all claims against the other parties based upon, arising from, in connection with or relating to the OPCH Merger Agreement. Pursuant to the terms of the Termination Agreement, each of the termination of the OPCH Merger Agreement and the mutual releases provided for in the Termination Agreement would become effective upon receipt by OPCH of a $106,000,000 termination fee payable by, or on behalf of, Amedisys within 24 hours of the execution of the Termination Agreement (i.e., before the market open on June 27, 2023). On June 26, 2023, following the execution of the Termination Agreement, UnitedHealth Group, on behalf of Amedisys, delivered funds to OPCH in an amount equal to $106,000,000, representing the termination fee payable to OPCH under the OPCH Merger Agreement and the Termination Agreement, satisfying the condition precedent to the effectiveness of the termination of the OPCH Merger Agreement and the releases contained in the Termination Agreement. If the Merger Agreement is terminated under certain specified circumstances set forth in the Merger Agreement (as modified by the Waiver), Amedisys may be required to reimburse UnitedHealth Group for the $106,000,000 termination fee that UnitedHealth Group, on Amedisys’ behalf, paid to OPCH, which may be in addition to the $125,000,000 termination fee payable by Amedisys to UnitedHealth Group in the event the Merger Agreement is terminated under certain specified circumstances. The $106,000,000 termination fee was recorded to other income (expense) within our condensed consolidated income statement with a corresponding liability to termination fee paid by UnitedHealth Group within our condensed consolidated balance sheet during the three-month period ended June 30, 2023.
Acquisitions
We complete acquisitions from time to time in order to pursue our strategy of increasing our market presence by expanding our service base and enhancing our position in certain geographic areas as a leading provider of home health, hospice and high acuity care services. The purchase price paid for acquisitions is negotiated through arm’s length transactions, with consideration based on our analysis of, among other things, comparable acquisitions and expected cash flows. Acquisitions are accounted for as purchases and are included in our condensed consolidated financial statements from their respective acquisition dates. Goodwill generated from acquisitions is recognized for the excess of the purchase price over tangible and identifiable intangible assets because of the expected contributions of the acquisitions to our overall corporate strategy. We typically engage outside appraisal firms to assist in the fair value determination of identifiable intangible assets and noncontrolling interest, if any, for significant acquisitions. The preliminary purchase price allocation is adjusted, as necessary, up to one year after the acquisition closing date if management obtains more information regarding asset valuation and liabilities assumed.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5. LONG-TERM OBLIGATIONS
Long-term debt consists of the following for the periods indicated (amounts in millions):

	March 31, 2025	December 31, 2024
$450.0 million Term Loan; interest rate at Base Rate plus Applicable Rate or Term SOFR plus Applicable Rate (5.9% at March 31, 2025); due July 30, 2026(1)	$343.8	$349.4
$550.0 million Revolving Credit Facility; interest only payments; interest rate at Base Rate plus Applicable Rate or Term SOFR plus Applicable Rate; due July 30, 2026(1)	—	—
Finance leases	28.0	29.5
Principal amount of long-term obligations	371.8	378.9
Deferred debt issuance costs	(1.3)	(1.6)
	370.5	377.3
Current portion of long-term obligations	(37.6)	(38.0)
Long-term obligations, less current portion	$332.9	$339.3
(1) Final maturity date extended from July 30, 2026 to July 30, 2027 in connection with the Fourth Amendment to the Credit
Agreement as detailed below.
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
Fourth Amendment to the Credit Agreement
On April 17, 2025, we entered into the Fourth Amendment to our Credit Agreement (as amended by the Fourth Amendment, the "Fourth Amended Credit Agreement"). Pursuant to the Fourth Amendment, the parties to the existing Credit Agreement (i) extended the maturity date of the Credit Facility from July 30, 2026 to July 30, 2027; (ii) added certain provisions for “Outbound Investment Rules” that relate to the regulations administered and enforced by the United States Treasury Department under U.S. Executive Order 14105 of August 9, 2023, or any similar law or regulation; and (iii) made certain other amendments to the existing Credit Agreement.
The loans issued under the Amended Credit Facility bear interest on a per annum basis, at our election, at either: (i) the Base Rate plus the Applicable Rate or (ii) the Term SOFR plus the Applicable Rate. The “Base Rate” means a fluctuating rate per annum equal to the highest of (a) the federal funds rate plus 0.50% per annum, (b) the prime rate of interest established by the Administrative Agent, and (c) the Term SOFR plus 1% per annum. The “Term SOFR” means the quoted rate per annum equal to the SOFR for an interest period of one or three months (as selected by us) plus the SOFR adjustment of 0.10%. The “Applicable Rate” is based on the consolidated leverage ratio and is presented in the table below. As of March 31, 2025, the Applicable Rate is 0.50% per annum for Base Rate Loans and 1.50% per annum for Term SOFR Loans. We are also subject to a commitment fee and letter of credit fee under the terms of the Fourth Amended Credit Agreement, as presented in the table below.

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
The final maturity date of the Amended Credit Facility is July 30, 2027. The Revolving Credit Facility will terminate and be due and payable as of the final maturity date. The Amended Term Loan Facility, however, is subject to quarterly amortization of principal in the amount of 1.250% for the remainder of the term. The remaining balance of the Amended Term Loan Facility must be paid upon the final maturity date. In addition to the scheduled amortization of the Amended Term Loan Facility, and subject to customary exceptions and reinvestment rights, we are required to prepay the Amended Term Loan Facility first and the Revolving Credit Facility second with 100% of all net cash proceeds received by any loan party or any subsidiary thereof in connection with (a) any asset sale or disposition where such loan party receives net cash proceeds in excess of $5 million or (b) any debt issuance that is not permitted under the Fourth Amended Credit Agreement.
The Fourth Amended Credit Agreement requires maintenance of two financial covenants: (i) a consolidated leverage ratio of funded indebtedness to Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), as defined in the Fourth Amended Credit Agreement, and (ii) a consolidated interest coverage ratio of EBITDA to cash interest charges, as defined in the Fourth Amended Credit Agreement. Each of these covenants is calculated over rolling four-quarter periods and also is subject to certain exceptions and baskets. The Fourth Amended Credit Agreement also contains customary covenants, including, but not limited to, restrictions on: incurrence of liens, incurrence of additional debt, sales of assets and other fundamental corporate changes, investments and declarations of dividends. These covenants contain customary exclusions and baskets as detailed in the Fourth Amended Credit Agreement. As of March 31, 2025, we are in compliance with our covenants.
The Revolving Credit Facility is guaranteed by substantially all of our wholly-owned direct and indirect subsidiaries. The Fourth Amended Credit Agreement requires at all times that we (i) provide guarantees from wholly-owned subsidiaries that in the aggregate represent not less than 95% of our consolidated net revenues and adjusted EBITDA from all wholly-owned subsidiaries and (ii) provide guarantees from subsidiaries that in the aggregate represent not less than 70% of consolidated adjusted EBITDA, subject to certain exceptions.
As of March 31, 2025 and 2024, we had no outstanding borrowings under our $550.0 million Revolving Credit Facility. Our weighted average interest rate for borrowings under our Amended Term Loan Facility was 6.0% and 7.3% for the three-month periods ended March 31, 2025 and 2024, respectively.
As of March 31, 2025, our availability under our $550.0 million Revolving Credit Facility was $508.0 million as we have no outstanding borrowings and $42.0 million outstanding in letters of credit.
Finance Leases
Our outstanding finance leases totaling $28.0 million relate to leased equipment and fleet vehicles and bear interest rates ranging from 4.9% to 8.1%.

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
The recognition of income taxes at interim periods is completed using an estimated annual effective tax rate. The effective tax rate for the period is influenced by the relationship of the amount of “effective tax rate drivers” (i.e. non-deductible expenses,

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
non-taxable income, tax credits, valuation allowance, uncertain tax positions, etc.) to income or loss before taxes. For the three-month periods ended March 31, 2025 and 2024, the company incurred merger-related expenses totaling $16.8 million and $20.7 million, respectively, which is a significant and unusual reduction to income before taxes and is inclusive of $15.7 million and $17.0 million, respectively, of “effective tax rate drivers.” Consequently, for the three-month periods ended March 31, 2025 and 2024, the relationship between the “effective tax rate drivers” and income before taxes is distorted, resulting in an unusual effective tax rate.

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
Third Party Audits - Ongoing
From time to time, in the ordinary course of business, we are subject to audits under various governmental programs in which third party firms engaged by CMS, including Recovery Audit Contractors (“RACs”), Zone Program Integrity Contractors (“ZPICs”), Uniform Program Integrity Contractors (“UPICs”), Program Safeguard Contractors (“PSCs”), Medicaid Integrity Contractors (“MICs”), Supplemental Medical Review Contractors (“SMRCs”), Comprehensive Error Rate Testing Contractors ("CERTs") and the Office of the Inspector General (“OIG”), conduct extensive reviews of claims data to identify potential improper payments. We cannot predict the ultimate outcome of any regulatory reviews or other governmental audits and investigations.
In July 2010, our subsidiary that provides hospice services in Florence, South Carolina received from a ZPIC a request for records regarding a sample of 30 beneficiaries who received services from the subsidiary during the period of January 1, 2008 through March 31, 2010 (the “Review Period”) to determine whether the underlying services met pertinent Medicare payment requirements. We acquired the hospice operations subject to this review on August 1, 2009; the Review Period covered time periods both before and after our ownership of these hospice operations. Based on the ZPIC’s findings for 16 beneficiaries, which were extrapolated to all claims for hospice services provided by the Florence subsidiary billed during the Review Period, on June 6, 2011, the Medicare Administrative Contractor (“MAC”) for the subsidiary issued a notice of overpayment seeking recovery from our subsidiary of an alleged overpayment. We disputed these findings, and our Florence subsidiary filed appeals through the Original Medicare Standard Appeals Process, in which we sought to have those findings overturned. An administrative law judge ("ALJ") hearing was held in early January 2015. On January 18, 2016, we received a letter referencing the ALJ hearing decision for the overpayment issued on June 6, 2011. The decision was partially favorable with a new overpayment amount of $3.7 million with a balance owed of $5.6 million, including interest, based on 9 disputed claims (originally 16). We filed an appeal to the Medicare Appeals Council on the remaining 9 disputed claims and also argued that the statistical method used to select the sample was not valid. No assurances can be given as to the timing or outcome of the Medicare Appeals Council decision. As of March 31, 2025, Medicare has withheld payments of $5.7 million (including additional interest) as part of their standard procedures once this level of the appeal process has been reached. In the event we are not able to recoup this alleged overpayment, we are entitled to be indemnified by the prior owners of the hospice operations for amounts relating to the period prior to August 1, 2009. On January 10, 2019, an arbitration panel from the American Health Lawyers Association determined that the prior owners' liability for their indemnification obligation was $2.8 million. This amount is recorded as an indemnity receivable within other assets in our condensed consolidated balance sheets.
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
The Company's chief operating decision maker ("CODM") is its Chief Executive Officer, Chief Operating Officer/Chief Financial Officer and Chief Strategy Officer. The CODM uses operating income of the reportable segments to evaluate financial performance and allocate resources. The operating income of each reportable segment includes an allocation of corporate expenses attributable to the specific segment as well as revenues and all other costs directly attributable to the specific segment. The CODM reviews the performance of each segment and adjusts the allocation of resources as needed to respond to changing market conditions and organizational priorities. Segment assets are not reviewed by the CODM and therefore are not disclosed below (amounts in millions).

	For the Three-Month Period Ended March 31, 2025
	Home Health	Hospice	High Acuity Care	Other(1)	Total
Net service revenue	$379.2	$206.2	$9.4	$—	$594.8
Cost of service, inclusive of depreciation	220.3	106.6	7.2	—	334.1
General and administrative expenses	94.6	49.8	5.0	63.5	212.9
Depreciation and amortization	2.0	0.8	0.9	0.7	4.4
Operating expenses	316.9	157.2	13.1	64.2	551.4
Operating income (loss)	$62.3	$49.0	$(3.7)	$(64.2)	$43.4

	For the Three-Month Period Ended March 31, 2024
	Home Health	Hospice	High Acuity Care	Other(1)	Total
Net service revenue	$364.0	$201.0	$6.4	$—	$571.4
Cost of service, inclusive of depreciation	210.4	105.3	5.8	—	321.5
General and administrative expenses	91.0	48.1	5.9	69.0	214.0
Depreciation and amortization	1.8	0.7	0.9	0.9	4.3
Operating expenses	303.2	154.1	12.6	69.9	539.8
Operating income (loss)	$60.8	$46.9	$(6.2)	$(69.9)	$31.6
(1) General and administrative expenses for our corporate support function includes $16.8 million and $20.7 million in merger-related expenses for the three-month periods ended March 31, 2025 and 2024, respectively.
9. RELATED PARTY TRANSACTIONS
Prior to March 18, 2025, we had an investment in Medalogix, a healthcare predictive data and analytics company, which was accounted for under the equity method of accounting. We incurred costs of approximately $2.7 million during the period January 1, 2025 through March 17, 2025 and $2.9 million during the three-month period ended March 31, 2024 in connection with our usage of Medalogix's analytics platforms.
Effective March 18, 2025, we have an investment in an entity that includes Medalogix as well as a healthcare referral and workflow management company which is accounted for under the equity method of accounting (see Note 3 - Investments for additional information). We incurred costs of approximately $0.6 million during the period March 18, 2025 through March 31, 2025 in connection with our usage of these platforms.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We have an investment in a technology-enabled clinician sourcing application, which is accounted for under the cost method of accounting. We incurred costs of approximately $0.8 million and $0.3 million during the three-month periods ended March 31, 2025 and 2024, respectively, in connection with our usage of the technology-enabled clinician sourcing application's services.
10. SUBSEQUENT EVENT
On April 17, 2025, we entered into the Fourth Amendment to our Credit Agreement (as amended by the Fourth Amendment, the "Fourth Amended Credit Agreement"). Pursuant to the Fourth Amendment, the parties to the existing Credit Agreement (i) extended the maturity date of the Credit Facility from July 30, 2026 to July 30, 2027; (ii) added certain provisions for “Outbound Investment Rules” that relate to the regulations administered and enforced by the United States Treasury Department under U.S. Executive Order 14105 of August 9, 2023, or any similar law or regulation; and (iii) made certain other amendments to the existing Credit Agreement. See Note 5 - Long-Term Obligations to our condensed consolidated financial statements for additional details.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition for the three-month period ended March 31, 2025. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included herein, and the consolidated financial statements and notes and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 27, 2025 (the “Form 10-K”). Historical results that appear in the condensed consolidated financial statements should not be interpreted as being indicative of future operations.
Unless otherwise provided, “Amedisys,” “we,” “our,” and “the Company” refer to Amedisys, Inc. and our consolidated subsidiaries.
Overview
We are a provider of high-quality in-home healthcare and related services to the chronic, co-morbid, aging American population with approximately 69% and 71% of our consolidated net service revenue derived from Medicare for the three-month periods ended March 31, 2025 and 2024, respectively.
Our operations involve servicing patients through our three reportable business segments: home health, hospice and high acuity care. Our home health segment delivers a wide range of services in the homes of individuals who may be recovering from an illness, injury or surgery. Our hospice segment provides care that is designed to provide comfort and support for those who are facing a terminal illness. Our high acuity care segment delivers the essential elements of inpatient hospital, palliative and skilled nursing facility ("SNF") care to patients in their homes. As of March 31, 2025, we owned and operated 347 Medicare-certified home health care centers, 164 Medicare-certified hospice care centers and 8 admitting high acuity care joint ventures in 38 states within the United States and the District of Columbia.
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
On November 12, 2024, the U.S. Department of Justice (“DOJ”) and the attorneys general of the states of Maryland, Illinois, New Jersey and New York filed a lawsuit commencing litigation (the “DOJ Action”) against Amedisys and UnitedHealth Group in the U.S. District Court for the District of Maryland, alleging that the Merger, if consummated, would violate Section 7 of the Clayton Act and so should be enjoined, the first count of the complaint, and that Amedisys committed certain violations of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and requests civil penalties against Amedisys for alleged violations of Section 7A, the second count of the complaint. We believe the plaintiffs’ claims are without merit and intend to vigorously defend against such claims. The DOJ Action remains pending. The U.S. District Court for the District of Maryland has tentatively set October 27, 2025 as the start date for the trial, but may reschedule the trial to begin later, on or about February 9, 2026. The U.S. District Court for the District of Maryland has stated that it will make a final determination as to the trial date in late August 2025. On April 7, 2025, the U.S. District Court for the District of Maryland stayed the second count of the DOJ’s complaint, which alleges violations of Section 7A of the HSR Act, until after the resolution of the first count of the DOJ’s complaint, which seeks to enjoin the transaction.
On December 26, 2024, each of the parties to the Merger Agreement entered into a waiver (the “Waiver”) pursuant to which, among other things, Amedisys and UnitedHealth Group each waived its right to terminate the Merger Agreement due to a failure of the Merger to have been consummated by the outside date (as defined in the Merger Agreement) until the earlier of (i) 5:00 p.m. (New York time) on the tenth business day following a final order (whether or not appealable) issued by the U.S. District Court for the District of Maryland with respect to the complaint filed by the DOJ and certain other parties regarding the Merger and the other transactions contemplated by the Merger Agreement that permanently prohibits the consummation of the Merger and (ii) 11:59 p.m. (New York time) on December 31, 2025 (the “Waiver Period”). The Waiver also contains waivers by the parties thereto such that, (i) the Regulatory Break Fee (as defined in the Merger Agreement) under the Merger Agreement will be $275,000,000, which may escalate up to $325,000,000 for the failure to meet certain timing milestones related to divesting certain assets to gain approval; (ii) the revenue-related aspect of the definition of “Burdensome Condition” (as defined in the Merger Agreement) is increased; (iii) Amedisys may take certain actions that would otherwise be prohibited by interim operating covenants contained in the Merger Agreement; and (iv) certain closing conditions relating to government approvals are no longer conditions to the consummation of the Merger.

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
See Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 for additional information on risks related to the proposed merger.
Termination of Option Care Health, Inc. ("OPCH") Merger Agreement
As previously disclosed in Amedisys’ Current Report on Form 8-K filed with the SEC on May 3, 2023 and its Quarterly Report on Form 10-Q filed with the SEC on May 4, 2023, Amedisys entered into an Agreement and Plan of Merger on May 3, 2023 (the “OPCH Merger Agreement”) with OPCH, a Delaware corporation, and Uintah Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of OPCH (“OPCH Merger Sub”). On June 26, 2023, Amedisys, OPCH and OPCH Merger Sub entered into the Termination Agreement (the “Termination Agreement”), pursuant to which the parties thereto agreed to terminate the OPCH Merger Agreement and grant mutual releases by the parties of all claims against the other parties based upon, arising from, in connection with or relating to the OPCH Merger Agreement. Pursuant to the terms of the Termination Agreement, each of the termination of the OPCH Merger Agreement and the mutual releases provided for in the Termination Agreement would become effective upon receipt by OPCH of a $106,000,000 termination fee payable by, or on behalf of, Amedisys within 24 hours of the execution of the Termination Agreement (i.e., before the market open on June 27, 2023). On June 26, 2023, following the execution of the Termination Agreement, UnitedHealth Group, on behalf of Amedisys, delivered funds to OPCH in an amount equal to $106,000,000, representing the termination fee payable to OPCH under the OPCH Merger Agreement and the Termination Agreement, satisfying the condition precedent to the effectiveness of the termination of the OPCH Merger Agreement and the releases contained in the Termination Agreement. If the Merger Agreement is terminated under certain specified circumstances set forth in the Merger Agreement (as modified by the Waiver), Amedisys may be required to reimburse UnitedHealth Group for the $106,000,000 termination fee that UnitedHealth Group, on Amedisys' behalf, paid to OPCH, which may be in addition to the $125,000,000 termination fee payable by Amedisys to UnitedHealth Group in the event the Merger Agreement is terminated under certain specified circumstances. The $106,000,000 termination fee was recorded to other income (expense) within our condensed consolidated income statement with a corresponding liability to termination fee paid by UnitedHealth Group within our condensed consolidated balance sheet during the three-month period ended June 30, 2023.

The Centers for Medicare and Medicaid Services ("CMS") Payment Updates
Hospice
On July 30, 2024, CMS issued the final rule to update hospice payment rates and the wage index for fiscal year 2025, effective for services provided beginning October 1, 2024. CMS estimated hospices serving Medicare beneficiaries would see a 2.9% increase in payments. This increase was the result of a 3.4% market basket adjustment as required under the Patient Protection and Affordable Healthcare Act and the Health Care and Education Reconciliation Act ("PPACA") less a 0.5% productivity adjustment. Additionally, CMS increased the aggregate cap amount by 2.9% to $34,465. Based on our analysis of the final rule, we expect our impact to be in line with the 2.9% increase.
On April 11, 2025, CMS issued a proposed rule to update hospice payment rates and the wage index for fiscal year 2026, effective for services provided beginning October 1, 2025. CMS estimates hospices serving Medicare beneficiaries will see a 2.4% increase in payments. This increase is the result of a 3.2% market basket adjustment as required under PPACA less a 0.8% productivity adjustment. Additionally, CMS proposed to increase the aggregate cap amount by 2.4% to $35,293. Based on our analysis of the proposed rule, we expect our impact to be in line with the 2.4% increase.
Home Health
On November 1, 2024, CMS issued the Calendar Year 2025 Final Rule for Medicare home health providers. CMS estimated that the final rule would result in a 0.5% increase in payments to home health providers. This increase was the result of a 2.7% payment update (3.2% market basket adjustment less a 0.5% productivity adjustment) offset by a decrease of 0.4% for the update to the fixed-dollar loss ratio used in determining outlier payments and a permanent adjustment of -1.8% based on the difference between assumed and actual behavior changes resulting from the implementation of the Patient-Driven Groupings Model. Based on our analysis of the final rule, we expect our impact to be in line with the 0.5% increase.
Results of Operations
Three-Month Period Ended March 31, 2025 Compared to the Three-Month Period Ended March 31, 2024
Consolidated
The following table summarizes our consolidated results of operations (amounts in millions):

	For the Three-Month Periods Ended March 31,
	2025	2024
Net service revenue	$594.8	$571.4
Cost of service, inclusive of depreciation	334.1	321.5
Gross margin	260.7	249.9
% of revenue	43.8%	43.7%
General and administrative expenses	212.9	214.0
% of revenue	35.8%	37.5%
Depreciation and amortization	4.4	4.3
Operating income	43.4	31.6
Total other income (expense), net	47.8	(4.4)
Income tax expense	(29.4)	(12.6)
Effective income tax rate	32.2%	46.4%
Net income	61.8	14.6
Net income attributable to noncontrolling interests	(0.8)	(0.2)
Net income attributable to Amedisys, Inc.	$61.0	$14.4

On a consolidated basis, our operating income increased $12 million on a $23 million increase in net service revenue. Our year-over-year results were impacted by a $4 million decrease in our merger-related expenses ($17 million in 2025; $21 million in 2024). Excluding our merger-related expenses, our operating income increased $8 million on a $23 million increase in net service revenue due to rate increases and home health volume growth partially offset by planned wage increases and higher employee-related insurance costs.
Our operating results reflect a $1 million decrease in our general and administrative expenses compared to the prior year. Excluding the decrease in our merger-related expenses ($4 million), our general and administrative expenses increased $3 million due to planned wage increases, employee-related insurance costs and higher information technology fees partially offset by lower legal fees and incentive compensation costs.
Total other income (expense), net includes the following items (amounts in millions):

	For the Three-Month Periods Ended March 31,
	2025	2024
Interest income	$2.9	$1.7
Interest expense	(6.4)	(8.1)
Equity in earnings from equity method investments	1.8	0.9
Gain on equity method investment(1)	48.1	—
Miscellaneous, net	1.5	1.1
Total other income (expense), net	$47.8	$(4.4)
(1) During the three-month period ended March 31, 2025, a third-party acquired a majority of the membership interests of a newly formed entity which includes one of our equity method investments, Medalogix, as well as a healthcare referral and workflow management company. We rolled 100% of our ownership interest in Medalogix into the newly formed entity, and in connection with the transaction, we recognized a $48.1 million gain based on the fair value of our equity in Medalogix upon executing the transaction.

Home Health Segment
The following table summarizes our home health segment results of operations:

	For the Three-Month Periods Ended March 31,
	2025	2024
Financial Information (in millions):
Medicare	$211.2	$215.8
Non-Medicare	168.0	148.2
Net service revenue	379.2	364.0
Cost of service, inclusive of depreciation	220.3	210.4
Gross margin	158.9	153.6
General and administrative expenses	94.6	91.0
Depreciation and amortization	2.0	1.8
Operating income	$62.3	$60.8
Same Store Growth(1):
Medicare revenue	(2%)	—%
Non-Medicare revenue	13%	16%
Total admissions	7%	10%
Total volume(2)	5%	8%
Key Statistical Data - Total(3):
Admissions	119,596	112,215
Recertifications	44,350	43,961
Total volume	163,946	156,176

Medicare completed episodes	69,871	72,998
Average Medicare revenue per completed episode(4)	$3,008	$2,998
Medicare visits per completed episode(5)	11.7	11.9

Visiting clinician cost per visit	$107.75	$105.38
Clinical manager cost per visit	13.12	11.99
Total cost per visit	$120.87	$117.37
Visits	1,822,387	1,792,629
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
Operating Results
Overall, our operating income increased $2 million on a $15 million increase in net service revenue primarily due to volume growth, the increase in Medicare reimbursement effective January 1, 2025 and improved collections. These items were partially offset by a shift in our payor mix, planned wage increases and an increase in our general and administrative expenses.

Net Service Revenue
Our net service revenue increased $15 million as a result of same store total volume growth of 5%, the increase in Medicare reimbursement effective January 1, 2025 and improved collections partially offset by a shift in our payor mix.
Cost of Service, Inclusive of Depreciation
Our cost of service consists of costs associated with direct clinician care in the homes of our patients as well as the cost of clinical managers who monitor the overall delivery of care and certified coders. Overall, our total cost of service increased 5% due to a 3% increase in our total cost per visit and a 2% increase in total visits year over year. The 3% increase in our total cost per visit is primarily due to planned wage increases, wage inflation and an increase in salaried clinicians and clinical managers.
General and Administrative Expenses
Our general and administrative expenses increased $4 million due to planned wage increases, employee-related insurance costs and information technology fees.
Hospice Segment
The following table summarizes our hospice segment results of operations:

	For the Three-Month Periods Ended March 31,
	2025	2024
Financial Information (in millions):
Medicare	$196.9	$190.0
Non-Medicare	9.3	11.0
Net service revenue	206.2	201.0
Cost of service, inclusive of depreciation	106.6	105.3
Gross margin	99.6	95.7
General and administrative expenses	49.8	48.1
Depreciation and amortization	0.8	0.7
Operating income	$49.0	$46.9
Same Store Growth(1):
Medicare revenue	4%	4%
Hospice admissions	4%	(3%)
Average daily census	—%	—%
Key Statistical Data - Total(2):
Hospice admissions	13,118	12,657
Average daily census	12,759	12,767
Revenue per day, net	$179.48	$173.04
Cost of service per day	$92.78	$90.64
Average discharge length of stay	94	92
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
Operating Results
Overall, our operating income increased $2 million on a $5 million increase in net service revenue primarily due to the increase in reimbursement effective October 1, 2024 partially offset by planned wage increases and one less calendar day in 2025 versus 2024.

Net Service Revenue
Our net service revenue increased $5 million primarily due to the increase in reimbursement effective October 1, 2024 as our average daily census was flat year over year. Additionally, prior year had one additional calendar day which resulted in a 1% decline in hospice days.
Cost of Service, Inclusive of Depreciation
Our hospice cost of service increased 1% primarily due to a 2% increase in our cost of service per day offset by a 1% decrease in our hospice days due to one less calendar day in the current year. The increase in our cost of service per day is primarily due to planned wage increases.
General and Administrative Expenses
Our general and administrative expenses increased $2 million primarily due to planned wage increases and employee-related insurance costs.
High Acuity Care Segment
The following table summarizes our high acuity care segment results of operations:

	For the Three-Month Periods Ended March 31,
	2025	2024
Financial Information (in millions):
Medicare	$—	$—
Non-Medicare	9.4	6.4
Net service revenue	9.4	6.4
Cost of service, inclusive of depreciation	7.2	5.8
Gross margin	2.2	0.6
General and administrative expenses	5.0	5.9
Depreciation and amortization	0.9	0.9
Operating loss	$(3.7)	$(6.2)
Key Statistical Data - Total:
Full risk admissions	277	139
Limited risk admissions	722	622
Total admissions	999	761
Total admissions growth	31%	23%

Full risk revenue per episode	$10,985	$10,073
Limited risk revenue per episode	$6,681	$6,780

Number of admitting joint ventures	8	9
Operating Results
Our year over year results were impacted by growth in our home recovery care and palliative care services.
We expect our high acuity care segment to continue to generate operating losses; however, we also expect improvement as we leverage our operating structure.
Net Service Revenue
Our net service revenue increased as a result of growth in our home recovery care and palliative care services. Our high acuity care segment achieved its highest total admissions volume since inception during the three-month period ended March 31, 2025.

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
General and Administrative Expenses
Our general and administrative expenses, which primarily consist of salaries and benefits and incentive compensation costs, decreased $1 million.
Corporate
The following table summarizes our corporate results of operations:

	For the Three-Month Periods Ended March 31,
	2025	2024
Financial Information (in millions):
General and administrative expenses	$63.5	$69.0
Depreciation and amortization	0.7	0.9
Total operating expenses	$64.2	$69.9

Corporate expenses consist of costs related to our executive management and corporate and administrative support functions, primarily information services, accounting, finance, billing and collections, legal, compliance, risk management, procurement, marketing, clinical administration, training, human resources and administration.
Corporate general and administrative expenses decreased $6 million year over year, which is inclusive of a decrease in merger-related expenses totaling $4 million. Excluding our merger-related expenses, our corporate general and administrative expenses decreased $2 million primarily due to lower legal fees and incentive compensation costs which were partially offset by planned wage increases.
Liquidity and Capital Resources
Cash Flows
The following table summarizes our cash flows for the periods indicated (amounts in millions):

	For the Three-Month Periods Ended March 31,
	2025	2024
Cash used in operating activities	$(3.7)	$(6.5)
Cash used in investing activities	(1.4)	(3.1)
Cash used in financing activities	(13.3)	(8.6)
Net decrease in cash, cash equivalents and restricted cash	(18.4)	(18.2)
Cash, cash equivalents and restricted cash at beginning of period	303.2	138.9
Cash, cash equivalents and restricted cash at end of period	$284.9	$120.7

Cash used in operating activities was relatively flat year over year. Current year was impacted by the payment of accounts payable and accrued expenses and a buildup in accounts receivable which is typical in the first quarter. Prior year was impacted by delays in the billing and collection of accounts receivable resulting from the Change Healthcare outage described below under "Liquidity".

Our investing activities primarily consist of the purchase of property and equipment and technology assets and investments. Cash used in investing activities totaled $1.4 million and $3.1 million during the three-month periods ended March 31, 2025 and 2024, respectively, and was primarily related to the purchase of property and equipment and investments in technology assets.
Our financing activities primarily consist of borrowings under our term loan and/or revolving credit facility, repayments of borrowings, the remittance of taxes associated with shares withheld on non-cash compensation, proceeds related to the exercise of stock options and noncontrolling interest contributions and distributions. Cash used in financing activities totaled $13.3 million and $8.6 million during the three-month periods ended March 31, 2025 and 2024, respectively, and was primarily related to the repayment of borrowings and the remittance of taxes associated with shares withheld on non-cash compensation.
Liquidity
Typically, our principal source of liquidity is the collection of our patient accounts receivable, primarily through the Medicare program. In addition to our collection of patient accounts receivable, from time to time, we can and do obtain additional sources of liquidity by the incurrence of additional indebtedness.
The Company utilizes Change Healthcare, a subsidiary of UnitedHealth Group, to submit patient claims to Medicare and all other payors for reimbursement. On February 22, 2024, UnitedHealth Group announced that on February 21, 2024, Change Healthcare’s information technology systems were impacted by a cybersecurity incident. The Change Healthcare cybersecurity incident delayed the submission of patient claims to certain non-Medicare payors which resulted in a reduction in our operating cash flow and an increase in our accounts receivable during the first and second quarters of 2024. There was minimal impact to our Medicare claim submissions as we were able to quickly redirect our Medicare claims to an alternative clearinghouse. The buildup in accounts receivable resulting from the Change Healthcare outage was substantially resolved by the third quarter of 2024.
During the three-month period ended March 31, 2025, we invested $1.4 million in capital expenditures and technology assets as compared to $2.9 million during the three-month period ended March 31, 2024. Our capital expenditures and investments in technology assets for 2025 are expected to be approximately $4.0 million to $6.0 million.
As of March 31, 2025, we had $284.9 million in cash and cash equivalents and $508.0 million in availability under our $550.0 million Revolving Credit Facility.
Based on our operating forecasts and our debt service requirements, we believe we will have sufficient liquidity to fund our operations, capital requirements and debt service requirements for the next twelve months and beyond.
Outstanding Patient Accounts Receivable
Our patient accounts receivable increased $24 million from December 31, 2024. Our cash collection as a percentage of revenue was 97% and 93% for the three-month periods ended March 31, 2025 and 2024, respectively. Our days revenue outstanding at March 31, 2025 was 45.7 days, which is an increase of 2.7 days from December 31, 2024 and a decrease of 8.4 days when compared to March 31, 2024. The variance in these metrics compared to prior year is attributable to the Change Healthcare outage described above.
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

The following schedules detail our patient accounts receivable, by payor class, aged based upon initial date of service (amounts in millions, except days revenue outstanding):

	0-90	91-180	181-365	Over 365	Total
At March 31, 2025:
Medicare patient accounts receivable	$182.6	$11.8	$1.3	$—	$195.7
Other patient accounts receivable:
Medicaid	20.4	2.0	1.1	—	23.5
Private	93.1	6.1	1.2	—	100.4
Total	$113.5	$8.1	$2.3	$—	$123.9
Total patient accounts receivable					$319.6
Days revenue outstanding (1)					45.7
	0-90	91-180	181-365	Over 365	Total
At December 31, 2024:
Medicare patient accounts receivable	$178.6	$9.7	$0.9	$—	$189.2
Other patient accounts receivable:
Medicaid	19.9	2.0	0.9	—	22.8
Private	76.3	7.0	0.8	—	84.1
Total	$96.2	$9.0	$1.7	$—	$106.9
Total patient accounts receivable					$296.1
Days revenue outstanding (1)					43.0

(1)Our calculation of days revenue outstanding is derived by dividing our ending patient accounts receivable at March 31, 2025 and December 31, 2024 by our average daily net service revenue for the three-month periods ended March 31, 2025 and December 31, 2024, respectively.
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
Fourth Amendment to the Credit Agreement
On April 17, 2025, we entered into the Fourth Amendment to our Credit Agreement (as amended by the Fourth Amendment, the "Fourth Amended Credit Agreement"). Pursuant to the Fourth Amendment, the parties to the existing Credit Agreement (i) extended the maturity date of the Credit Facility from July 30, 2026 to July 30, 2027; (ii) added certain provisions for “Outbound Investment Rules” that relate to the regulations administered and enforced by the United States Treasury Department under U.S. Executive Order 14105 of August 9, 2023, or any similar law or regulation; and (iii) made certain other amendments to the existing Credit Agreement.
The loans issued under the Amended Credit Facility bear interest on a per annum basis, at our election, at either: (i) the Base Rate plus the Applicable Rate or (ii) the Term SOFR plus the Applicable Rate. The “Base Rate” means a fluctuating rate per annum equal to the highest of (a) the federal funds rate plus 0.50% per annum, (b) the prime rate of interest established by the Administrative Agent, and (c) the Term SOFR plus 1% per annum. The “Term SOFR” means the quoted rate per annum equal to the SOFR for an interest period of one or three months (as selected by us) plus the SOFR adjustment of 0.10%. The final maturity date of the Amended Credit Facility is July 30, 2027.

As of March 31, 2025 and 2024, we had no outstanding borrowings under our $550.0 million Revolving Credit Facility. Our weighted average interest rate for borrowings under our Amended Term Loan Facility was 6.0% and 7.3% for the three-month periods ended March 31, 2025 and 2024, respectively.
As of March 31, 2025, our availability under our $550.0 million Revolving Credit Facility was $508.0 million as we have no outstanding borrowings and $42.0 million outstanding in letters of credit. We are in compliance with our covenants under the Fourth Amended Credit Agreement.
See Note 5 - Long-Term Obligations to our condensed consolidated financial statements for additional details on our outstanding long-term obligations.
Inflation
Our operations have been materially impacted by the current inflationary environment as we have experienced inflation in our labor costs and healthcare costs. We expect inflation to continue to impact our operations in 2025. As of March 31, 2025, the impacts of inflation on our results of operations have been partially mitigated by rate increases and reorganization initiatives. No assurance can be given as to our ability to offset the impacts of inflation in the future.
Critical Accounting Estimates
See Part II, Item 7 – Critical Accounting Estimates and our consolidated financial statements and related notes in Part II, Item 8 of our 2024 Annual Report on Form 10-K for accounting policies and related estimates we believe are the most critical to understanding our condensed consolidated financial statements, financial condition and results of operations and which require complex management judgment and assumptions or involve uncertainties. These critical accounting estimates include revenue recognition and goodwill and other intangible assets. There have not been any changes to our significant accounting policies or their application since we filed our 2024 Annual Report on Form 10-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from fluctuations in interest rates. Our Term Loan and Revolving Credit Facility carry a floating interest rate which is tied to the Secured Overnight Financing Rate ("SOFR") and the Prime Rate, and therefore, our condensed consolidated income statements and our condensed consolidated statements of cash flows are exposed to changes in interest rates. As of March 31, 2025, the total amount of outstanding debt subject to interest rate fluctuations was $343.8 million. A 1.0% interest rate change would cause interest expense to change by approximately $3.4 million annually, assuming the Company makes no principal repayments.
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
In connection with the preparation of this Quarterly Report on Form 10-Q, as of March 31, 2025, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.
Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2025, the end of the period covered by this Quarterly Report.
Changes in Internal Controls
There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have occurred during the quarter ended March 31, 2025, that have materially impacted, or are reasonably likely to materially impact, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls
Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and, based on an evaluation of our controls and procedures, our principal executive officer and our principal financial officer concluded our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2025, the end of the period covered by this Quarterly Report.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 4 - Mergers and Acquisitions and Note 7 - Commitments and Contingencies to the condensed consolidated financial statements for information concerning our legal proceedings.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024. These risks, which could materially affect our business, financial condition or future results, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides the information with respect to purchases made by us of shares of our common stock during each of the months during the three-month period ended March 31, 2025. The amounts below only relate to employee stock activity as the Merger Agreement limits the Company's ability to repurchase shares of common stock prior to the completion of the Merger, subject to certain exceptions.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
January 1, 2025 to January 31, 2025	530		$90.79	—	$—
February 1, 2025 to February 28, 2025	30,196		92.37	—	—
March 1, 2025 to March 31, 2025	285		92.74	—	—
	31,011	(1)	$92.34	—	$—

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
Date: April 24, 2025