Form 10-K/A
period 2024-12-31
AMEDISYS INC
filed 2025-04-29
CIK 896262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2 )

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
As of April 25, 2025, the registrant had 32,819,638 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

GENERAL

Unless the context otherwise indicates or requires, references in this Amendment No. 2 to the Annual Report on Form 10-K to "Amedisys," “we,” “us” and “our” refer to Amedisys, Inc. and its consolidated subsidiaries.

EXPLANATORY NOTE

This Amendment No. 2 (this “Amendment No. 2”) to the Annual Report on Form 10-K (the “Original Form 10-K”) of Amedisys, Inc. for the fiscal year ended December 31, 2024 is being filed solely for the purpose of setting forth the information required by Part III of Form 10-K.
Pursuant to rules of the Securities and Exchange Commission (the “SEC”), Part IV, Item 15 has also been amended to contain the currently dated certificates from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certificates of the Company’s principal executive officer and principal financial officer are attached to this Amendment No. 2 as Exhibits 31.3 and 31.4. Because no financial statements have been included in this Amendment No. 2 and this Amendment No. 2 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Additionally, we are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment No. 2.
Except for the changes to Part III and the filing of the required certifications added to the list of Exhibits in Part IV, the remainder of the Original Form 10-K, as amended by Amendment No. 1 to Form 10-K, filed with the SEC on February 27, 2025 ("Amendment No. 1"), is unchanged and is not reproduced in this Amendment No. 2. The Original Form 10-K speaks as of the filing date of the Original Form 10-K and this Amendment No. 2 does not reflect events occurring after the filing date of the Original Form 10-K or modify or update the disclosures therein in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Form 10-K, Amendment No. 1 and the Company’s other filings with the SEC.

PART III
Item 10.        Directors, Executive Officers and Corporate Governance

Information about our Directors

The following table sets forth certain information with respect to our board of directors:

Name	Age	Served as a Director Since
Richard Ashworth	50	2023
Vickie L. Capps	63	2019
Molly J. Coye, MD	77	2019
Julie D. Klapstein	70	2016
Teresa L. Kline	66	2019
Paul B. Kusserow	63	2014
Bruce D. Perkins	71	2015
Jeffrey A. Rideout, MD	63	2016
Ivanetta Davis Samuels	56	2020

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
Director Qualifications:
•Extensive Knowledge of the Healthcare Industry—Mr. Ashworth is a pharmacist and has over 30 years of experience in the healthcare industry, having served in executive capacities for multiple healthcare companies.
•Relevant Executive/Management Experience—Mr. Ashworth has held multiple senior management and executive positions in the healthcare industry.
Vickie L. Capps. Ms. Capps is currently a member of the board of directors of Orthofix, Inc., a public medical device company, and is a member of the boards of directors and the audit committee chair of each of Janux Therapeutics, Inc., a public, pre-commercial biopharmaceutical company, Enable Injections, Inc., a private medical device company, and Breg, Inc., a private medical device company. She is also a member of the Senior Advisory Board of Consonance Capital Partners, a healthcare focused private equity firm, and she served on the board of directors of its portfolio company, Enclara Pharmacia, a provider of pharmacy services to the hospice industry, prior to its acquisition by Humana in January 2020. She previously served as Chief Financial Officer of DJO Global, Inc. from 2002 through 2013 and as a member of the boards of directors of NuVasive, Inc., a public medical device company, prior to its merger with Globus Medical in September 2023, Otonomy, Inc., a public biotechnology company, prior to its voluntary liquidation and dissolution in March 2023, Silverback Therapeutics, Inc., a public biotechnology company, prior to its merger with ARS Pharmaceuticals, Inc. in November 2022, Synthorx, Inc., a public biotechnology company, prior to its acquisition by Sanofi in January 2020, Connecture, Inc. prior to its being taken private by Francisco Partners in April 2018, RF Surgical Systems prior to its acquisition by Medtronic in August 2015 and SenoRx, prior to its acquisition by C. R. Bard, Inc. in July 2010. She is also a member of the board of directors of the San Diego State University Research Foundation. Earlier in her career, Ms. Capps spent 10 years as an audit and accounting professional with Ernst & Young and then served as the chief financial officer of several public and private companies. Ms. Capps earned her bachelor’s degree from San Diego State University, is a California Certified Public Accountant and was recognized as a CFO of the Year honoree by the San Diego Business Journal in 2009 and 2010 and as a Director of the Year by the Corporate Directors Forum in 2022.

Director Qualifications:

•High Level of Financial Literacy—Ms. Capps is a certified public accountant, a former chief financial officer and has been designated as our “Audit Committee Financial Expert” on our Audit Committee.
•Extensive Knowledge of the Healthcare Industry—Ms. Capps has extensive experience in the healthcare industry, having served as chief financial officer of a medical device and service company for 11 years as well as service on numerous public and private company boards of directors in the healthcare industry.

•Public Company Board Experience—Ms. Capps currently serves on two public company boards of directors (other than Amedisys) and previously served on the boards of six other public companies.
Molly J. Coye, MD. Dr. Coye has served as Senior Advisor and Executive in Residence for AVIA, a membership network of healthcare delivery systems that provides strategic and technology selection advice regarding digital health software and devices and is the nation’s leading healthcare innovation network, since 2015. She also served as an Innovation Advisor for Evolent Health from 2018 to 2019. From 2010 to 2015, Dr. Coye was Chief Innovation Officer of the UCLA Health System (comprehensive health care organization). Dr. Coye served on the Board of Directors of Aetna, Inc. from 2005 to 2018, where she was a member of the Executive Committee, the Committee on Investment and Finance, Chair of the Committee on Medical Affairs, and a member of the board of the Aetna Foundation. Dr. Coye currently serves on the board of directors of two privately held for profit entities: Headspace Health and Curai, in addition to SFJAZZ, a nonprofit music and education organization. She previously served as Commissioner of Health for the State of New Jersey, Director of the California State Department of Health Services, Head of the Division of Public Health Practice at the Johns Hopkins School of Hygiene and Public Health, chair of the boards of PATH and the American Public Health Association, and on the boards of the American Hospital Association, the American Telemedicine Association, The California Endowment, and the China Medical Board.

Director Qualifications:
•Innovation Expertise—Dr. Coye has extensive senior management and executive experience specialized in innovation in the healthcare industry.
•Extensive Knowledge of the Healthcare Industry—Dr. Coye has over 40 years of experience in the healthcare industry.
•Relevant Leadership Experience—Dr. Coye serves as Senior Advisor and Executive in Residence for AVIA and previously served as Chief Innovation Officer of the UCLA Health System, in addition to her roles as Commissioner of Health for the State of New Jersey, Director of the California State Department of Health Services, and Head of the Division of Public Health Practice at the Johns Hopkins School of Hygiene and Public Health.
Julie D. Klapstein. Ms. Klapstein was the founding Chief Executive Officer of Availity, LLC, one of the nation’s largest health information networks optimizing the automated delivery of critical business and clinical information among healthcare stakeholders. Ms. Klapstein was the Chief Executive Officer and board member of Availity for 11 years. Ms. Klapstein’s 35+ years of experience in the healthcare information technology industry include executive roles at Phycom, Inc. as Chief Executive Officer; Sunquest Information Systems (EVP); SMS’ Turnkey Systems Division (now Siemens Medical Systems); and GTE Health Systems. She currently serves on the board of directors for MultiPlan, a firm specializing in technology, data and insights (MPLN); Aptarro, a provider of revenue cycle management solutions for healthcare providers; HealthCare Information Management, a robotic process automation company; Unislink, a medical billing system vendor for healthcare providers and Omada Health, a virtual care solution with personalized disease management programs. Ms. Klapstein was a past director for four public boards: Annies Inc., Standard Register, NextGen Healthcare and Oak Street Health and has been a past director for multiple private companies and a not for profit organization, Grand Canyon Conservatory. Ms. Klapstein is also a Partner Advisor to a16z (Andreessen Horowitz). Ms. Klapstein earned her bachelor’s degree from Portland State University in Portland, Oregon. She is the recipient of multiple awards for top business leadership.
Director Qualifications:
•Extensive Knowledge of the Healthcare Industry—Ms. Klapstein has over 35 years of experience in the healthcare and healthcare technology industries, and has served in executive capacities for multiple healthcare technology companies.
•Relevant Executive/Management Experience—Ms. Klapstein has extensive senior management and executive experience in the healthcare industry.
•Public Company Board Experience—Ms. Klapstein has current and past outside board experience on multiple public company boards of directors.
Teresa L. Kline. Ms. Kline is the retired President and Chief Executive Officer of Health Alliance Plan of Michigan (“HAP”) and Executive Vice President of Henry Ford Health System (“HFHS”) where she led a financial and operational turnaround of HAP. HAP is a nonprofit health plan and a subsidiary of HFHS, a nonprofit healthcare provider. Ms. Kline’s 35+ years of experience in healthcare include executive roles at Health Care Service Corporation (Senior Vice President and Chief Health Care Management Officer), HealthSouth (Senior Vice President), CHA Health (Chief Executive Officer), United Health Group (Chief Executive Officer of UHC-GA), OnCare (Senior Vice President) and Aetna Health Plans (Regional Vice President). Ms. Kline currently serves on the boards of directors of Owens & Minor (NYSE: OMI), a healthcare manufacturing, distribution and logistics company with a portfolio of products and services for patients managing chronic conditions in the home; SaVida Health, an outpatient opioid use disorder treatment provider; National Seating & Mobility, Inc., a private manufacturer of mobility solutions; and Presbyterian Healthcare Services, a private not-for-profit integrated healthcare system in New Mexico. Ms. Kline also serves as the Vice Chairman of the Board of Trustees of Kalamazoo College. Previously, Ms. Kline served on the board of directors of Apria, a provider of integrated home healthcare equipment and related services, until it was acquired in March 2022, Intersect ENT, a medical device and specialty pharmaceuticals company until it was acquired in April 2022, Discovery Health Partners until it was acquired in May 2021, and as the Chairman of two private health care technology companies, Medecision and Availity. Ms. Kline earned her bachelor’s degree from Kalamazoo College in Kalamazoo, Michigan and her Master in Public Health degree from the University of Michigan in Ann Arbor,

Michigan.
Director Qualifications:
•Extensive Knowledge of the Healthcare Industry—Ms. Kline has over 35 years of experience in the healthcare industry.
•Relevant Executive/Management Experience—Ms. Kline has served as President and Chief Executive Officer of HAP and Executive Vice President of HFHS in addition to executive roles at Health Care Service Corporation, HealthSouth, CHA Health, United Health Group, OnCare and Aetna Health Plans.
•Relevant Governance Experience—Ms. Kline has current and past outside board experience on multiple public company boards of directors in addition to private company and nonprofit boards.
Paul B. Kusserow. Mr. Kusserow is our Chairman of the Board (since October 2019) and has been a member of our Board of Directors since joining our Company in December 2014. Mr. Kusserow previously served as our Chief Executive Officer (from December 2014 to April 2022 and November 2022 to April 2023) and our President from December 2014 to February 2021. Additionally, Mr. Kusserow is presently the Executive Chairman of United Women's Health as well as Executive Chairman of Careforth. He is also the Co-Founder and Chairman of Healthpilot Technologies. Previously, he was Vice Chairman and President of Alignment Healthcare, Inc., an integrated clinical care and health plan company, from June 2014 until December 2014. From December 2013 until June 2014, Mr. Kusserow served as a consultant for Boston Consulting Group (BCG), where he advised Amedisys on corporate strategy. Before that, he served as Senior Vice President, Chief Strategy, Innovations and Corporate Development Officer of Humana, Inc., a healthcare services and benefits company, from February 2009 through December 2013. Prior to joining Humana, Inc., he was Managing Director and Chief Investment Officer of the Ziegler HealthVest Fund, a venture capital fund focused on early to mid-stage investments in healthcare services, healthcare technology and wellness; a co-founder and Managing Director of San Ysidro Capital Partners, L.L.C., an investment advisory and management firm specializing in healthcare services and technology; and Managing Partner of Roaring Mountain, L.L.C., a strategy consulting and investment management firm with large clients in healthcare services and technology. Mr. Kusserow began his healthcare career with Tenet Healthcare Corporation, one of the nation’s largest investor-owned healthcare service companies, where he spent seven years, the last four as Senior Vice President, Strategy and Tenet Ventures. He began his career as a management consultant at McKinsey & Company. He has served on many corporate and advisory boards, and currently serves on the Boards of Directors of PurFoods, LLC, Matrix Medical Network and Scion Health. He previously served on the Board of Directors of Oak Street Health, Connecture, Inc., New Century Health, Inc., AxelaCare Health Solutions, Inc., Picwell, Inc. and as the Chairman of the Board of Directors of Availity Inc. and Healthsense, Inc.
Director Qualifications:
•Extensive Knowledge of our Company’s Business—Mr. Kusserow served as our Chief Executive Officer from December 2014 to April 2022 and November 2022 to April 2023 and as our Chairman of the Board since October 2019 and also previously served as our President from December 2014 to February 2021.
•Extensive Knowledge of the Healthcare Industry—Mr. Kusserow has over 20 years of experience in the healthcare and healthcare technology industries, and has served in executive capacities for multiple healthcare services and benefits companies.
•Relevant Executive/Management Experience—Prior to joining our Company, Mr. Kusserow had extensive senior management and executive experience in the healthcare industry.
Bruce D. Perkins. Mr. Perkins serves as the managing member for both Perkins, Smith & Associates, L.L.C. (“PSA”) and MMBP Holdings, LLC. He also serves on the boards of five private companies: Advanced Dermatology and Cosmetic Surgery; Devoted Health, Inc.; Global Nephrology Solutions (where he also serves as Chair of the Compensation Committee); HealthAxis; Hopebridge (where he also serves on the Compliance Committee); and on the Aresenal Capital Partners Care Provision advisory board. Mr. Perkins also serves as an advisor to the board of directors of DataLink and as a consultant for Upperline Health. Mr. Perkins serves on the audit and compliance committees for Advanced Dermatology and Cosmetic Surgery and Devoted Health, Inc. Additionally, Mr. Perkins serves as a strategic advisor for ChenMed; a senior advisor for the Marwood Group; a senior advisor for McKinsey & Company; a senior advisor for US Imaging; an advisor for CareCentrix, Inc.; and a consultant for Devoted Health. Previously, Mr. Perkins served as a board member of Athletico, LHP Hospital Group, Humana Health Plan of Puerto Rico, and was Chairman of the board of MCCI Group Holdings. From 2015 to 2019, Mr. Perkins held the role of Strategic Executive and Advisor to the Chairman and CEO of MCCI Group Holdings and its successor, Conviva Health Solutions. Mr. Perkins retired from Humana Inc. in 2014 after a thirty-eight-year career. Prior to retirement, he was the President of Healthcare Services, a $21 billion business segment which included pharmacy, home care, behavioral health, physician services, provider networks, provider administration, and clinical platforms. Before Mr. Perkins became President of Healthcare Services, he served as Regional Vice President and Divisional President for Humana health plans. Prior to Humana’s spin-off of its hospital business, Mr. Perkins held multiple hospital leadership positions including Divisional Vice President and Hospital CEO, COO, and CFO.

Director Qualifications:

•Extensive Knowledge of the Healthcare Industry—Mr. Perkins has over 45 years of experience in the healthcare industry.
•Relevant Executive/Leadership Experience—Mr. Perkins is the managing member for both Perkins, Smith, & Associates, L.L.C., a private healthcare consulting company, and MMBP Holdings, LLC, and previously served as the President of Humana’s

Healthcare Services Segment, which had annual revenue of $21 billion. Mr. Perkins served as Regional Vice President and Divisional President for Humana health plans across multiple markets, and prior to the spin-off Humana’s hospital business, Mr. Perkins held multiple leadership positions including Divisional Vice President and hospital CEO, COO, and CFO. In each of these positions, he had full accountability for all aspects of the businesses.
•Relevant Governance Experience—Mr. Perkins serves on the board of five private healthcare companies: Accompany Health, Advanced Dermatology and Cosmetic Surgery, Devoted Health, Inc., HealthAxis and Hopebridge. Mr. Perkins served as Chairman of the board of MCCI Group Holdings, served on the board of Humana Health Plan of Puerto Rico, and served as treasurer of the American Association of PPOs.
Jeffrey A. Rideout, MD, MA. Dr. Rideout is President and Chief Executive Officer of the Integrated Healthcare Association, a California statewide multi-stakeholder leadership group that promotes quality improvement, accountability and affordability of health care. He joined Integrated Healthcare Association in May of 2015. Dr. Rideout holds academic appointments University of California Berkeley Haas School of Business (since January 2008, and previously from January 2002 to January 2004) and University of California Berkeley School of Public Health, teaching on topics related to healthcare technology, services and investment. Previously, from June 2013 until June 2015, Dr. Rideout served as the Senior Medical Advisor for Covered California, the state based insurance exchange for California, and was responsible for quality and network management and all physician and hospital relations. Dr. Rideout has also served as a Senior Advisor to GE Healthcare Ventures, focusing on new business development related to Digital Health and Digital Therapeutics, including assessing and accelerating new early stage solutions and companies. From July 2009 until June 2013, Dr. Rideout was Senior Vice President, Chief Medical Officer for The TriZetto Group, leading strategy around development and delivery of a comprehensive suite of products and services that enable payers, providers and employers to improve the cost and quality of care for consumers. Dr. Rideout also served as the global leader of the healthcare division for Cisco Systems Internet Business Solutions Group, and Cisco’s Chief Medical Officer. While at Cisco, Dr. Rideout also served as a member of the American Health Information Community (AHIC’s) Chronic Care Workgroup for the U.S. Department of Health and Human Services. Dr. Rideout was at Cisco from April 2004 to August 2007. Prior to Cisco, Dr. Rideout was President and CEO of Blue Shield of California Foundation, Chief Medical Officer and SVP for Blue Shield of California and head of Quality Management for Blue Cross of California/WellPoint. Dr. Rideout previously served on the board of directors of MatrixCare, a provider of technology solutions for skilled nursing and senior living providers, life plan communities (CCRCs), and home health organizations, until its acquisition by ResMed in November of 2018.
Dr. Rideout is currently a board member for Loaves and Fishes of Contra Costa County and was previously a board member of Hope Solutions (formerly named Contra Costa Interfaith Housing), which provides permanent housing to low income families in Contra Costa County, California. Dr. Rideout is also an adviser to the Bain Capital Double Impact, and is committee chair of the California Department of Managed Health Care Financial Solvency Standards Board. Dr. Rideout completed his residency training in internal medicine at University of California, San Francisco and is a Fellow of the American College of Physicians. He received his medical degree from Harvard Medical School and his undergraduate degree from Stanford University. He also holds a master’s degree in Philosophy, Politics, and Economics from Oxford University where he studied as a Rhodes Scholar.

Director Qualifications:
•Extensive Knowledge of the Healthcare Industry—Dr. Rideout has over 30 years of experience in the healthcare industry.
•Relevant Executive/Leadership Experience—Dr. Rideout has extensive senior management and executive experience in the healthcare industry.
•Relevant Governance Experience—Dr. Rideout is the current President and Chief Executive Officer of the Integrated Healthcare Association and previously held executive roles at The TriZetto Group, Cisco Systems, and Blue Shield of California.
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

Director Qualifications:

•Extensive Knowledge of the Healthcare Industry—Ms. Samuels serves as Senior Vice President, General Counsel and Corporate Secretary for Meharry Medical College, which is an academic health sciences center comprised of a medical school, dental school, school of graduate studies and research, clinical enterprise and a health policy center.
•Relevant Executive/Leadership Experience—In her position as Senior Vice President, General Counsel and Corporate Secretary for Meharry Medical College, Ms. Samuels oversees all legal affairs and transactions, including litigation management, policy management, immigration services, compliance, risk management and environmental health and safety.
•Legal Expertise—Ms. Samuels has extensive senior management experience in the legal industry and has practiced law for over

25 years.
Information about our Executive Officers

The following table presents information with respect to our executive officers as of April 29, 2025:

Name	Age	Title
Richard Ashworth	50	President and Chief Executive Officer
Denise Bohnert	47	Chief Compliance Officer
Scott G. Ginn	56	Chief Operating Officer, Executive Vice President and Chief Financial Officer
Jennifer Griffin	47	Chief Legal Officer
Nick Muscato	39	Chief Strategy Officer

Richard Ashworth is our President and Chief Executive Officer (since April 10, 2023). Additional information regarding Mr. Ashworth is provided above under “Information about our Directors.”
Denise Bohnert is our Chief Compliance Officer (since September 2019). She previously served as our Deputy Compliance Officer from January 2017 to August 31, 2019. Ms. Bohnert is responsible for managing and overseeing the compliance program, which is designed to promote ethical practices and compliance with state and federal healthcare laws and regulations. Ms. Bohnert also identifies potential compliance vulnerability and risks within the organization. Ms. Bohnert has over 20 years’ experience in healthcare and compliance. Before joining Amedisys in January 2017, Ms. Bohnert served as the Compliance Officer for Signature Healthcare in Louisville, Kentucky from January 2015 to December 2016, a skilled nursing facility and home health company. Ms. Bohnert was responsible for overseeing the compliance program which included the creation of regulatory policies and procedures, a compliance investigation structure and a staff of compliance professionals. From 2003 to December 2014, Ms. Bohnert worked at Kindred Healthcare in a variety of compliance and regulatory functions including Division Vice President of Risk and Compliance, Director of HIPAA Compliance (Privacy) and Risk Manager. Ms. Bohnert is both a registered nurse and licensed attorney earning her Bachelor of Science in Nursing from Indiana State University (Magna Cum Laude) and her Juris Doctor from Indiana University - Indianapolis. Ms. Bohnert also holds a Certification in Healthcare Compliance (CHC).

Scott G. Ginn is our Chief Operating Officer (since November 2022), Executive Vice President (since February 2021) and Chief Financial Officer (since October 2017). He previously served as Chief Accounting Officer from February 2017 to October 2017, Senior Vice President of Finance and Accounting from October 2015 to February 2017 and Senior Vice President of Accounting and Controller from April 2007 to October 2015. Mr. Ginn also serves on the board of directors of Investar Holding Corporation, a public bank holding company. Prior to joining the Company, he was a Director at Postlethwaite & Netterville, a professional accounting corporation. Mr. Ginn is a Certified Public Accountant.
Jennifer Griffin is our Chief Legal Officer (since November 2024) and Corporate Secretary (since 2016). She previously served as our Interim Chief Legal Officer since September 2022 and as our Senior Vice President, Deputy General Counsel, and Corporate Secretary prior to that. Ms. Griffin brings over 20 years of legal experience to Amedisys. She joined the Company in 2013 and has served in a variety of roles in the legal department with increasing responsibility. Prior to joining Amedisys, Ms. Griffin worked in the legal department of a publicly traded engineering, procurement, and construction company and at regional and national law firms. She received her Bachelor of Arts and Juris Doctor degrees from the University of Mississippi. Ms. Griffin is a graduate of the 2022 Nashville Healthcare Fellows program.

Nick Muscato is our Chief Strategy Officer (since April 2022) and oversees the Company’s Investor Relations, Treasury, Corporate Strategy, Data & Analytics, Managed Care and Strategic Investment functions and plays a pivotal role in the oversight of the Company’s high acuity care joint venture partnerships. Mr. Muscato joined the company in March of 2015 in a Corporate Strategy role, helping to refine and craft the strategic plan for the company and leading the annual strategic review process. During his time at Amedisys, he has assumed additional responsibilities within the Finance organization, including leading the Company’s Investor Relations, Treasury and Analytics functions and assisting with the non-core investment activity focused on future and new business offerings. Prior to joining Amedisys, Mr. Muscato spent eight years as a member of Humana’s Strategy and Corporate Development team. During his time at Humana, Mr. Muscato led deal teams closing over $2.5 billion worth of transactions. These deals spanned multiple sectors including: Medicare Advantage Health Plan, Health Care IT assets, Home Care and Home Care service, Primary Care Physician Practices, Management Service Organizations and Data and Analytics assets. Along with his M&A experience, Mr. Muscato was the Lead Investment Partner for Humana’s venture investing arm as well as overseeing Humana’s “Humana at Home” acquisition platform build out. Mr. Muscato also worked on both the Humana corporate strategy and M&A strategy development teams. Mr. Muscato received his undergraduate degrees in Finance and Operations from Indiana University. He also received his Master of Business Administration from the University of Louisville.

Corporate Governance

Director Independence

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
Stockholder Recommendation of Nominees
Pursuant to our Corporate Governance Guidelines, stockholders may recommend a nominee for consideration by the Nominating and Corporate Governance Committee of our Board by sending the following information to our Corporate Secretary, at 3854 American Way, Suite A, Baton Rouge, Louisiana 70816, who will forward the information to the Chairman of the Nominating and Corporate Governance Committee:
•Name, mailing address and telephone number of the stockholder;
•The proposed nominee’s name, mailing address and telephone number;
•A statement whether the proposed nominee knows that his or her name is being suggested by the stockholder, and whether he or she has consented to being suggested and is willing to serve;
•The proposed nominee’s résumé or other description of his or her background and experience;
•The proposed nominee’s relationship to the stockholder; and
•The stockholder’s reasons for proposing that the individual be considered.
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
Code of Ethics
We have adopted a code of ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. This code of ethics is posted at our internet website, http://www.amedisys.com, under the link “Governance.” Any amendments to, or waivers of, the code of ethics will be disclosed on our website promptly following the date of such amendment or waiver.

Insider Trading Compliance

We have an insider trading compliance policy governing the purchase, sale and other dispositions of the Company's securities that applies to all Company personnel, including all employees, officers, directors and other covered persons. We believe that our insider trading compliance policy is reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable NASDAQ listing standards. A copy of the Company's insider trading compliance policy was filed as Exhibit 19.1 to the Original Form 10-K.

Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of our common stock to file reports of ownership and changes of ownership with the SEC. Copies of all filed reports are required to be furnished to us. Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us during and with respect to 2024, as well as written representations by our directors and executive officers, we believe that each such person filed, on a timely basis, the reports required by Section 16(a) of the Exchange Act with respect to 2024 except for one Form 4 for Allyson Guidroz to report the acquisition of restricted stock units on February 16, 2024, which was filed on May 7, 2024.

Item 11.     Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
This Compensation Discussion and Analysis (“CD&A”) outlines our executive compensation philosophy, objectives and processes. It explains the decision making process used by the Compensation Committee of our Board of Directors (the “Compensation Committee”), the reasoning behind our executive compensation program, and, more specifically, the actions the Compensation Committee took related to the compensation of our “Named Executive Officers,” as defined under the SEC’s executive compensation disclosure rules. Our Named Executive Officers for 2024 are as follows:
•Richard Ashworth—Chief Executive Officer;
•Scott G. Ginn—Chief Operating Officer, Executive Vice President and Chief Financial Officer;
•Nick Muscato—Chief Strategy Officer;
•Denise Bohnert—Chief Compliance Officer;
•Jennifer Griffin—Chief Legal Officer (effective November 4, 2024); and
•Michael P. North—our former Chief Information Officer (until August 31, 2024).
Executive Summary
Key 2024 Events and Compensation Highlights
•Pending Merger with UnitedHealth Group: On June 26, 2023, Amedisys, UnitedHealth Group Incorporated, a Delaware corporation ("UnitedHealth Group"), and Aurora Holdings Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of UnitedHealth Group ("Merger Sub" and collectively with Amedisys and UnitedHealth Group, the "Parties"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which Merger Sub will merge with and into Amedisys with Amedisys continuing as the surviving corporation and becoming a wholly owned subsidiary of UnitedHealth Group (the "Merger"). The Merger is subject to a number of conditions to closing as specified in the Merger Agreement, as modified by the Waiver (as defined below). On November 12, 2024, the U.S. Department of Justice (“DOJ”) and certain other parties commenced litigation (the “DOJ Action”) against Amedisys and UnitedHealth Group to block the Merger. On December 26, 2024, the Parties entered into a waiver (the “Waiver”) pursuant to which, among other things, Amedisys and UnitedHealth Group each waived its right to terminate the Merger Agreement due to a failure of the Merger to have been consummated by the outside date (as defined in the Merger Agreement) until the earlier of (i) 5:00 p.m. (New York time) on the tenth business day following a final order (whether or not appealable) issued by the U.S. District Court for the District of Maryland with respect to the complaint filed by the DOJ and certain other parties regarding the Merger and the other transactions contemplated by the Merger Agreement that permanently prohibits the consummation of the Merger and (ii) 11:59 p.m. (New York time) on December 31, 2025 (the “Waiver Period”). The Waiver also contains additional covenants governing the conduct of the Parties prior to the closing of the Merger, including compensation payable by Amedisys to its employees, including the Named Executive Officers (e.g., Amedisys is required to issue its annual equity awards solely in the form of time-based restricted stock units ("RSUs")). The pending Merger informed many of the compensation decisions made by the Compensation Committee in 2024.
•Retention Compensation in Connection with Pending Merger:
◦Retention Equity Award Granted to Mr. Muscato in Consideration for Waiving "Good Reason" Resignation: On November 5, 2024, the Compensation Committee approved a one-time equity award grant of time-based RSUs that vest ratably over three years to Mr. Muscato, with a $1 million grant date value, in exchange for Mr. Muscato agreeing not to resign his employment with UnitedHealth Group for Good Reason (as defined in the Executive Severance Plan and the 2018 Omnibus Incentive Compensation Plan) due to a material diminution of his authority, responsibilities or duties during the six-month period following the effective time of the Merger (the "Effective Time"). In approving this one-time RSU grant to Mr. Muscato, the Compensation Committee considered the importance of the retention of key talent and the continuity of the management team during the period while the Merger is pending and through the closing of the Merger. In addition, Amedisys approved similar awards for Messrs. Ashworth and Ginn and Ms. Griffin in 2023.

◦Cash Performance Awards Granted to Messrs. Ginn and Muscato and Mses. Griffin and Bohnert: In November and December 2024, in light of the potential for the closing of the Merger to extend beyond the original outside date set forth in the Merger Agreement and in recognition of their extraordinary efforts throughout the period while the Merger has been pending, the Compensation Committee approved special cash performance bonus payments to Messrs. Ginn and Muscato and Mses. Griffin and Bohnert in the amount of $200,000 for each of Messrs. Ginn and Muscato and Ms. Griffin and $37,550 for Ms. Bohnert (collectively, the "Special Performance Bonuses"), due to each such officer's exceptional performance in support of the pending Merger. The Special Performance Bonuses were payable immediately; however, each recipient, other than Ms. Bohnert, is required to repay the full amount of his or her Special Performance Bonus if he or she leaves the Company voluntarily prior to the closing of the Merger.
•Promotion of Ms. Griffin as Chief Legal Officer: On November 4, 2024, the Board appointed Ms. Griffin as our Chief Legal Officer. In connection with Ms. Griffin's promotion, the Compensation Committee approved the following compensation terms for Ms. Griffin:
◦an annual base salary of $450,000;
◦participation in the Company’s annual short-term incentive (cash bonus) plan, with a target bonus of 75% of base salary; and
◦an annual equity award grant to be granted on or around February of each year at the same time as the other executive officers, with the first such annual equity award granted in February 2025 with a value of $540,000.
•Annual Short-Term Incentive (Cash Bonus) Performance Achievement for 2024: The Named Executive Officers earned 137.53% of their respective target bonus amounts for 2024 as a result of 2024 performance against pre-established performance goals based on adjusted earnings before net interest expense, provision for income taxes and depreciation and amortization ("Adjusted EBITDA"), revenue growth, and quality measures. Additional information on this topic appears under the heading “Details of our 2024 Executive Compensation Program—2024 Annual Performance-Based Incentive Compensation (Cash Bonuses).”
•Modest Salary Increases for our Named Executive Officers: In 2024, the Compensation Committee increased base salaries by 3% for all of our Named Executive Officers, except for Ms. Griffin, who received a salary increase in connection with her promotion to Chief Legal Officer in November 2024 and Mr. Muscato, who received a base salary increase from $437,750 to $525,000 in November 2024 in order to reflect market competitive pay levels and to retain key talent and the continuity of the management team during the pendency of the Merger.

Business Overview
In 2024, we had the great honor of caring for over 499,000 patients, making more than 10.7 million visits. Other major accomplishments in 2024 included:
•Maintained the highest Quality of Patient Care star score in the Home Health industry in the Home Health Compare (“HHC”) January 2025 Final Release of 4.18 stars, with 88% of our care centers at 4+ Stars and 11 care centers rated at 5 stars;
•Our Patient Satisfaction star average for the January 2025 Final Release was 4.02, outperforming the industry average;
•Outperformed the industry on all Hospice Item Set (“HIS”) measures again in 2024;
•Home Health same store total admissions grew 11%;
•High acuity care total admissions grew 38%, achieving its highest total admissions volume since inception; and
•Hospice average daily census grew for the first time since 2020.

2024 Company Performance Highlights
In addition to execution on our strategic priorities and high scores for patient quality outlined above, in 2024:
•Net service revenue increased to $2,348.3 million in 2024 compared to $2,236.4 million in 2023;

•We reduced voluntary turnover to 18%; and
•We generated $222 million in cash flow from operations.

2024 Say on Pay Vote Results
As part of the Compensation Committee’s efforts to ensure that the interests of our Named Executive Officers are aligned with those of our stockholders, the Compensation Committee considers the results of the Company’s prior stockholder advisory votes on executive compensation. Our most recent Say on Pay vote was held in 2024 and yielded an approval by 90.3% of the votes cast. Based on this high level of support, we did not make any additional changes to the overall structure of our compensation program in 2024 as a result of any specific feedback from stockholders.
Our Compensation and Governance Practices & Policies
We believe the following practices and policies promote sound compensation governance and are in the best interests of our stockholders and executives:

What We Do		What We Do Not Do
✓	Heavy emphasis on performance-based variable compensation	X	No significant perquisites
✓	Majority of long-term incentive awards are performance-based (other than 2024 and 2025 grants per the Merger Agreement)	X	No “single-trigger” termination payments upon a change in control
✓	Align performance measures with business objectives	X	No hedging of Company stock
✓	Limit the amounts of variable compensation that may be earned (2x cap on annual short-term incentive (cash bonus) and cap of 2x target shares for performance-based RSUs other than Mr. Ashworth's one-time performance-based RSU award, which has a 3x cap)	X	No guaranteed salary increases
✓	Robust stock ownership guidelines for executive officers and directors (6x base salary for our Chief Executive Officer; 3x base salary for our other executive officers; and 6x annual base retainer for our non-employee directors)	X	No evergreen provision in equity incentive plan
✓	“Double-trigger” termination payments upon a change in control	X	No pledging of Company stock (other than for Mr. Kusserow pursuant to a one-time waiver of this policy granted by the Board in 2018 solely with respect to Mr. Kusserow)
✓	Compensation Committee comprised solely of independent directors	X	No employment agreements
✓	Independent compensation consultant	X	No tax gross-ups on termination payments following a change in control
✓	Regular risk assessments	X	No repricing or backdating stock options without stockholder approval
✓	Clawback policy applicable to our Section 16 officers
Overview of our Executive Compensation Program
Our executive compensation program consists of:
•Base salary set with reference to competitive market levels;
•Annual performance-based incentives (cash bonuses) that are in line with competitive practices;
•Long-term incentives that have historically been materially performance-based (other than the 2024 and 2025 grants per terms of the Merger Agreement);
•Severance, as applicable; and

•Retirement, health and welfare benefits consistent with those provided to all employees.
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
Our approach to annual compensation for our executive officers aligns with competitive norms while reflecting our pay for performance philosophy and motivating our executives to continued achievement of business objectives and stockholder value creation. Our executive officer compensation approach includes:
•the review of executive salaries annually but only making adjustments periodically, based on performance or change in role and other factors, and not automatically on an annual basis (and, for 2024 and 2025, subject to the terms of the Merger Agreement);
•balancing the performance measures for our short-term incentives (cash bonus) across corporate financial and corporate strategic measures that are critical to long-term success in the healthcare industry: quality of care to our patients and, in some years, the retention of our people;
•a scaled payout of short-term incentives (cash bonus) at 50%-200% of target depending on actual level of performance achieved compared to threshold, target, and maximum levels of performance objectives;
•at least 50% of long-term incentives are in the form of performance-based equity (other than the 2024 and 2025 grants pursuant to the Merger Agreement);
•a scaled payout of performance-based restricted stock units at 50%-200% of target depending on actual level of performance achieved for our annual equity awards granted prior to 2024; and
•tying 100% of executive incentive payouts to achievement of corporate-level performance objectives within metrics we believe contribute to stockholder value creation.
The objectives of our compensation philosophy are described below:
•Stockholder-aligned. Our Named Executive Officers have most of their incentive compensation aligned with our Company’s overall financial performance through cash bonus programs and equity grants, the value of which is directly tied to change in share value.
•Performance-based. Our Named Executive Officers’ annual incentive compensation is linked to the Company’s overall performance.
•Market-driven. We structure our compensation programs to be competitive in the total compensation that they offer.
•Focused on the individual. We design our incentive compensation programs to attract, motivate and retain our Named Executive Officers.
Compensation Administration
Role of the Compensation Committee. The Compensation Committee is responsible for the review and approval of all aspects of our executive compensation program and makes all decisions regarding the compensation of our executive officers. These responsibilities include:
•Review and approval of corporate long-term and short-term incentive goals and objectives relevant to executive compensation;
•Evaluation of the performance of our Chief Executive Officer and review of our Chief Executive Officer’s evaluation of the performance of our other executive officers;
•Evaluation of the competitiveness of the total compensation package for our executive officers;
•Evaluation and approval of executive officer employment, severance and change-in-control agreements, including any amendments thereto, and any title change for any executive officer; and
•Approval of any changes to the total compensation package for our executive officers, including but not limited to changes to benefits, base salary, annual cash incentive and long-term equity incentive award opportunities and retention programs.
Additional information regarding the Compensation Committee’s responsibilities is set forth in its charter, a copy of which appears on the “Investors” subpage of our website (www.amedisys.com) under the link “Governance.” Information from this website is not incorporated by reference into this Amendment No. 2.
Role of Independent Compensation Consultants. The Compensation Committee has the authority to retain experts to assist the Compensation Committee in fulfilling its duties. In 2024, the Compensation Committee retained Pay Governance as its compensation consultant (the “Consultant”). In 2024, the Consultant provided the following consulting services to the Compensation Committee:
•Provided compensation benchmarking information for our Chief Executive Officer position and our executive officer positions that report directly to our Chief Executive Officer.
•Provided analysis and advice regarding the compensation peer group used for providing market pay program, levels, and design information.
•Provided guidance on retention compensation for our executive officers and other key employees given the protracted time during which the Merger has been pending.
•Provided analysis and support in relation to the Compensation Committee’s review and discussion of our compensation philosophy and strategy for delivering short and long-term incentives.
•Reviewed and provided observations on our executive compensation practices in relation to those of our peers and industry comparators.
•Provided advice and analysis regarding the calculations and presentation of the Company’s pay versus performance disclosure in the Company's 2024 proxy statement.
•Provided advice and analysis regarding the calculation of the Company’s CEO to median employee pay ratio.
•Provided compensation benchmarking information for equity compensation paid to our non-executive directors.
•Provided analysis and advice regarding the Company's share usage ("run rate") and dilution ("overhang") in connection with the Compensation Committee's ongoing review of the Company's equity compensation program.
•Provided updates regarding compensation-related issues, trends and regulatory changes.
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
Role of the Chief Executive Officer. In the course of deliberating certain 2024 compensation decisions for our Named Executive Officers, the Compensation Committee took into account the recommendations of Mr. Ashworth regarding the compensation of our other executive officers, based upon his assessment of each executive officer’s individual role, retention considerations and market factors. The Compensation Committee reviewed these recommendations before making its decision.

While the Compensation Committee requested our Chief Executive Officer to be present at certain Committee meetings when executive compensation was discussed, Mr. Ashworth did not play any role in the Compensation Committee’s deliberation of matters impacting his own compensation, and only Compensation Committee members are permitted to vote on matters related to executive officer compensation.
Review of Peer Group, Industry and Survey Data
The peer group used for benchmarking executive officer compensation and non-employee director compensation and compensation design for the first half of 2024 consisted of the following companies:

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
In July 2024, the Compensation Committee reviewed the composition of the peer group with the Consultant and approved the following peer group for benchmarking executive officer compensation and non-employee director compensation and compensation design for the remainder of 2024:

• Acadia Healthcare Company, Inc.	• ModivCare Inc.
• Addus HomeCare Corporation	• National HealthCare Corporation
• agilon health, inc.	• Option Care Health, Inc.
• AMN Healthcare Services, Inc.	• Pediatrix Medical Group, Inc.
• Brookdale Senior Living Inc.	• Privia Health Group, Inc.
• Chemed Corporation	• Select Medical Holdings Corporation
• Encompass Health Corporation	• The Ensign Group, Inc.
• Enhabit, Inc.
The new peer group (i) removes Cano Health, Inc. due to recent developments, LHC Group, Inc., which was acquired in 2023, and Oak Street Health, Inc., which was acquired in 2023, and (ii) adds Addus HomeCare Corporation and Privia Health Group, Inc., which are similar in size to Amedisys and operate in the healthcare and healthcare technology industries, respectively. The Consultant has used the following guidelines in recommending a peer group to the Compensation Committee: (a) primarily included healthcare services and healthcare facilities, (b) similarly-sized based on revenue and market capitalization, and (c) comparable business operations, primarily focusing on home health, hospice and personal care, but also dialysis, ambulatory services, rehabilitation facilities, diagnostic laboratories and healthcare staffing companies.
Evaluating the Overall Competitiveness and Reasonableness of our 2024 Incentive Compensation Program. Based on its review of the information described above, the Compensation Committee determined that the components of our 2024 Named Executive Officer compensation program were reasonable.
While the Compensation Committee generally considers available peer group, industry and survey data to be helpful in understanding how our compensation levels compare to other companies, peer group, industry and survey data are only one factor that the Compensation Committee may consider in making its decisions regarding executive compensation. For example, the Compensation Committee also considers the alignment of our then-current compensation practices with our compensation philosophy, program structure, retention and succession goals and other factors (such as the integration of large acquisitions) before making compensation decisions. In addition, for certain compensation decisions made in 2024 and 2025, the Compensation Committee also took into account the pending Merger with UnitedHealth Group and the related retention concerns caused by the protracted timeline for closing.
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
Details of our 2024 Executive Compensation Program
Base Salaries
We target our executive officers’ base salaries to be competitive when compared to the salary levels of persons holding similar positions at similarly-sized public companies in the healthcare services and facilities sectors. The Compensation Committee also considers each executive officer’s respective responsibilities, experience, expertise and individual performance when setting base salaries.
Base salaries for our Named Executive Officers in 2023 and 2024 were as follows:

Named Executive Officer	2023 Salary	2024 Salary		% Change
Richard Ashworth	$1,000,000	$1,030,000		3%
Scott G. Ginn	$675,000	$695,250		3%
Nick Muscato	$425,000	$525,000	(1)	24%
Denise Bohnert	$400,000	$412,000		3%
Jennifer Griffin	$360,500	$450,000	(2)	25%
Michael P. North	$425,000	$437,750		3%
(1)Mr. Muscato's base salary was increased from $437,750 to $525,000 on November 5, 2024 in order to reflect market competitive pay levels and to retain key talent and continuity of the management team during the pendency of the Merger.
(2)Effective November 1, 2024 in connection with Ms. Griffin's promotion as our Chief Legal Officer.
2024 Annual Performance-Based Incentive Compensation (Cash Bonuses)
As part of our executive compensation program, the Compensation Committee establishes annual incentive compensation performance measures for our executive officers, which performance measures are premised on our Company’s achievement of pre-determined financial or operational goals.
2024 target incentive opportunities were set based on our Company’s historical practices and the Compensation Committee’s desire to provide a meaningful award for achieving outstanding performance. For 2024, the annual short-term incentive (cash bonus) compensation thresholds, targets and stretch/maximums were as follows (the Committee uses linear interpolation to determine payouts in between performance levels listed below):

Performance Measure	Metric Weighting	Threshold	Target		Stretch/Maximum	Actual Performance	% of Target Achievement	Weighted Payout (% of Target Achievement Metric Weighting)
Adjusted EBITDA**	55%	$ 208.8 Million	$232.0 Million		$255.2 Million	$245.8 Million	159.41%	87.68%

Revenue Growth(1)	20%	$2,302.0 Million	$2,349.0Million		$2,396.0 Million	$2,348.3 Million	99.28%	19.85%
Quality of Patient Care(1)
Metrics:
Home Health PPH(2)	10%	12.6%	12.2%	—%	11.8%	12.2%	100.00%	10.00%
Hospice HVLDL(3)	10%	80.0%	82.0%		84.0%	84.5%	200.00%	20.00%
High Acuity Care Patient Satisfaction Composite(4)	5%	86.0%	87.0%		88.0%	85.8%	0.00%	0.00%
Total Quality	25%						120.00%	30.00%

Potential Payout (% of Target)		50%-99.9%	100%		Up to 200%
Overall	100%							137.53%(5)
**Adjusted EBITDA is defined as adjusted earnings before net interest expense, provision for income taxes and depreciation and amortization, excluding certain items.
(1)Each of the revenue growth and quality of patient care performance measures were subject to a performance “gate” requirement that adjusted EBITDA be met at the target performance level or higher for any of the revenue growth and quality of patient care performance measures to pay out above the target level.
(2)Home health potentially preventable hospitalizations ("PPH") rate is calculated as the rate of potentially preventable hospitalizations occurring within a home health stay.
(3)Hospice visits in the last days of life (“HVLDL”) is calculated as the percentage of hospice patients who received in-person visits from a registered nurse or a medical social worker on at least two of the final three days of life and excluding lengths of stays of two days or less.
(4)The high acuity care patient satisfaction composite score metric is the composite score of a customized set of questions derived from relevant industry standard surveys, such as HCAHPS and CAHPS.
(5)    Pursuant to the terms of the Merger Agreement, if the Company's adjusted EBITDA performance for 2024 exceeded the target level of performance, the 2024 short-term incentive plan would payout at the greater of actual performance or 100% of target. Because adjusted EBITDA performance of $245.8 million exceeded the target level of $232.0 million and actual performance for the 2024 short-term incentive plan was 137.53% of target, the Named Executive Officers each earned 137.53% of their target bonus opportunity for 2024.
In establishing the performance levels, the Compensation Committee considered the target level of performance reasonable and achievable, but not without management’s significant effort, and established a stretch/maximum performance goal so that the Named Executive Officers had greater incentive and greater reward if even higher levels of performance were achieved on each of the adjusted EBITDA, revenue growth, and quality of patient care performance measures. The Compensation Committee also set a threshold level of performance for each performance measure, such that no bonus would be earned for performance below that level. The Compensation Committee felt it was appropriate to set adjusted EBITDA as 55% of the bonus opportunity and revenue growth at 20% of the bonus opportunity because it believes that adjusted EBITDA and revenue growth encourage our executive officers to focus on improving earnings and profitable growth. It also believes that these measures are aligned with our overall objective of creating long-term value for our stockholders. The Compensation Committee also believed it was in the best interest of the Company’s stockholders to balance the financial performance measures with reward for the quality of patient care performance measure.
The Compensation Committee retains the discretion to reduce (but not increase) any Named Executive Officer’s incentive earned based on individual performance. The Compensation Committee did not exercise this discretion for 2024.
The Compensation Committee certified the Company’s level of achievement of the performance goals on January 29, 2025. The amount of cash bonuses earned by and paid to the Named Executive Officers for 2024 are as follows:

Named Executive Officer(1)	Base Salary	Target Bonus (% of Base Salary)	Bonus Earned ($) (137.53% of Target)
Richard Ashworth	$1,030,000	100%	$1,416,559
Scott G. Ginn	$695,250	100%	$956,178
Nick Muscato	$525,000	75%	$541,525
Denise Bohnert	$412,000	75%	$424,968
Jennifer Griffin(2)	$450,000	75%	$250,091
(1) Mr. North was not serving at the end of the fiscal year and did not receive an annual incentive cash bonus for 2024.
(2) Ms. Griffin's bonus amount for 2024 was prorated due to her promotion from Senior Vice President to Chief Legal Officer in November 2024.
Cash Performance Awards Granted to Messrs. Ginn and Muscato and Mses. Griffin and Bohnert
In November and December 2024, in light of the potential for the closing of the Merger to extend beyond the original outside date set forth in the Merger Agreement and in recognition of their extraordinary efforts throughout the period while the Merger has been pending, the Compensation Committee approved special cash performance bonus payments to Messrs. Ginn and Muscato and Mses. Griffin and Bohnert in the amount of $200,000 for each of Messrs. Ginn and Muscato and Ms. Griffin and $37,550 for Ms. Bohnert (collectively, the "Special Performance Bonuses"), due to each such officer's exceptional performance in support of the pending Merger. The Special Performance Bonuses were payable immediately; however, each recipient is required to repay the full amount of his or her Special Performance Bonus if he or she leaves the Company voluntarily prior to the closing of the Merger.
2024 Long-Term Incentives (Equity-Based Compensation)
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
We believe that grants of equity-based compensation:
•Motivate participants to focus on the creation of stockholder value in both the short- and long-term;
•Reinforce the link between the creation of stockholder value and compensation;
•Enable us to provide competitive levels of total compensation; and
•Aid in the retention of our Named Executive Officers and other long-term incentive plan participants.

Prior to entering into the Merger Agreement with UnitedHealth Group in 2023, it had been our Company’s historical practice to tie a portion of the vesting requirements associated with equity grants to identified performance targets set at the grant date. In 2023, prior to entering into the Merger Agreement, we introduced a three-year relative TSR modifier to the annual performance-based RSUs granted to our executive officers, such that the Company’s TSR ranking at the end of the three-year performance period will adjust upward or downward the payout resulting from achievement of the Company’s adjusted EBITDA performance measure for 2023, and the performance-based RSUs will cliff vest after the end of the three-year performance period ending December 31, 2025 (subject to a maximum of 200% of the target number of performance-based RSUs).
Annual Equity Awards to our Named Executive Officers. The terms of the Merger Agreement with UnitedHealth Group required that the 2024 annual equity awards to our executive officers be comprised solely of time-based RSUs vesting ratably over a four year period. Accordingly, the Named Executive Officers were awarded time-based RSUs in 2024 as follows:

Named Executive Officer	Date of Grant	Value of Award ($)	Time-Based RSUs (#)
Richard Ashworth	2/16/2024	$5,150,000	55,175
Scott G. Ginn	2/16/2024	$1,545,000	16,553
Nick Muscato	2/16/2024	$515,000	5,518
Denise Bohnert	2/16/2024	$515,000	5,518
Jennifer Griffin	2/16/2024	$206,000	2,207
Michael P. North(1)	2/16/2024	$772,500	8,277
(1) Mr. North forfeited these RSUs upon his departure from the Company on August 31, 2024.
The time-based RSUs vest one-fourth each year over four years beginning on February 16, 2025, assuming that the Named Executive Officer remains employed by the Company on the applicable vesting date.
One-Time Award to Mr. Muscato as Consideration for Waiver of "Good Reason" Resignation. In November 2024, in connection with the pending Merger, our Compensation Committee approved an equity award for Mr. Muscato as consideration for his waiver of his right to resign for "Good Reason" (as defined in the Executive Severance Plan and 2018 Omnibus Incentive Compensation Plan) as a result of a material diminution of his authority, responsibilities or duties during the six-month period following the Effective Time of the Merger. In approving this one-time RSU grant to Mr. Muscato, the Compensation Committee considered the importance of the retention of key talent and the continuity of the management team during the period while the Merger is pending and through the closing of the Merger. In addition, Amedisys approved similar awards for Messrs. Ashworth and Ginn and Ms. Griffin in 2023. The special, one-time award for Mr. Muscato was in the form of time-based RSUs that vest ratably over three years from the date of grant, assuming that Mr. Muscato remains employed on the applicable vesting date. The value and amount of the special, one-time equity award is as follows:

Named Executive Officer	Date of Grant	Value ($)	Time-Based RSUs (#)
Nick Muscato	11/05/2024	$1,000,000	10,421

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
Certain of our executive officers have previously participated in our Employee Stock Purchase Plan (“ESPP”). Under the terms of the ESPP, eligible employees could contribute on an after-tax basis between 1% and 15% of their annual pay through regular payroll deductions to purchase our common stock; provided, however, that an employee could not contribute more than

$25,000 to the plan on an annual basis pursuant to Internal Revenue Service restrictions. Shares were purchased at a 15% discount of the market value of our common stock at the close of business on the last day of each fiscal quarter. None of the Named Executive Officers have purchased shares under the ESPP since the second quarter 2023 offering period as commencement of an offering period after the date of the Merger Agreement is prohibited under the Merger Agreement.
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
Mr. Ashworth participates in the CEO Severance Plan.
Clawback Policy
In November 2023, we adopted a Policy for the Recovery of Erroneously Awarded Compensation (the “Clawback Policy”), in compliance with the requirements of the Dodd-Frank Act, final SEC rules and applicable Nasdaq listing standards, which covers our current and former officers subject to Section 16 of the Exchange Act, including all of our Named Executive Officers. Under the Clawback Policy, if there is a restatement of our financial results, the Company will recover erroneously awarded incentive compensation from such officers during a three-year look back period.
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
Equity Grant Practices

We generally grant equity awards in the first quarter of our fiscal year, however, pursuant to the terms of the Merger Agreement, we have only granted awards of time-based restricted stock units beginning in 2024. In special circumstances, including the hiring or promotion of an individual or where the Compensation Committee determines it is in the best interest of the Company, the Compensation Committee may approve grants of equity awards at other times. The Compensation Committee does not take into account material nonpublic information in determining the timing and terms of equity-based awards, and we have not timed the disclosure of material nonpublic information for the purposes of affecting the value of executive compensation.

No stock options were issued to executive officers in 2024, and thus, the Company did not grant any stock options during any period beginning four business days before the filing of a periodic report or current report disclosing material nonpublic information and ending one business day after the filing or furnishing of such report with the SEC.

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
We based the above conclusions on the following: for the annual long-term (equity-based) compensation programs in place in 2024 for our (i) executive officers and (ii) corporate and field (non-executive) management, awards were subject to time-based vesting conditions. For the annual short-term (cash bonus) compensation programs in place for our (i) executive officers and (ii) corporate and field senior (non-executive) management in place in 2024, performance targets were linked to overall corporate performance (adjusted EBITDA and revenue growth targets) and quality of patient care goals (all performance goals are defined more fully on page 15 of this Amendment No. 2). For the annual short-term (cash bonus) compensation programs in place for our eligible field operations leaders, performance targets were linked to multiple performance measures similar to our corporate plans, with reasonable caps and appropriate controls to establish targets and validate actual performance against the targets before payouts were made.
Further, our Acting Chief People Officer or other members of the human resources team and/or company internal counsel, as appropriate, report to the full Board on at least a quarterly basis on matters relating to employee compensation. In addition, our independent compensation consultant regularly reviews our executive compensation program for the purpose of identifying potential sources of risk and reports its findings to the Compensation Committee.
Agreements with our Executive Officers
We currently do not have any employment agreements in place with any of our executive officers.
Separation Agreement with Mr. North
In connection with Mr. North’s departure from the Company effective August 31, 2024, the Compensation Committee approved a mutual separation agreement and general release (the “North Separation Agreement”) between the Company and Mr. North, pursuant to which Mr. North received a total lump sum cash payment of $3,310,717 (the “North Severance Payment”). The North Severance Payment is subject to forfeiture and clawback if Mr. North breaches any of the provisions of the North Separation Agreement.
2025 Executive Compensation Decisions
In the first quarter of 2025, in accordance with the terms of the Merger Agreement, we implemented the following pay practices:
•approved the 2025 short-term incentive (cash bonus) plan, with the following performance measures and weightings: adjusted EBITDA (45%); revenue growth (15%); quality (20%); and people (20%);
•required an adjusted EBITDA “gate” of target level of performance for the remaining 2025 short-term incentive compensation (cash bonus) plan performance measures (growth/revenue, quality of patient care and people performance goals) to pay out above the target level;
•awarded 2025 annual equity awards comprised solely of time-based RSUs on February 16, 2025, which will vest 25% on each of February 16, 2026 and February 16, 2027 and 50% on February 16, 2028; and
•increased the base salaries for our Named Executive Officers as follows:
◦Messrs. Ashworth and Ginn received base salary increases of 3%;
◦Ms. Bohnert received a base salary increase of 12% based on competitive pay levels reflective of her experience and to ensure internal pay equity; and
◦Mr. Muscato and Ms. Griffin did not receive base salary increases for 2025 given the increases in their base salaries in 2024.

2024 SUMMARY COMPENSATION TABLE
The following table sets forth information concerning total compensation for our Named Executive Officers for 2024, 2023 and 2022, as applicable.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)	Total ($)
Richard Ashworth President and Chief Executive Officer (PEO)	2024	$1,024,051	$—	$5,150,035	$—	$1,416,559	$12,409(3)	$7,603,054
	2023	$692,308	$—	$13,519,582	$1,253,621	$1,000,000	$260,668	$16,726,179

Scott G. Ginn Chief Operating Officer, Executive Vice President and Chief Financial Officer (PFO)	2024	$692,135	$200,000	$1,545,057	$—	$956,178	$17,168(4)	$3,410,538
	2023	$675,000	$—	$2,714,041	$376,370	$675,000	$13,947	$4,454,358
	2022	$582,692	$—	$3,125,170	$375,133	$66,420	$10,826	$4,160,241

Nick Muscato Chief Strategy Officer	2024	$445,856	$200,000	$1,515,049	$—	$541,525	$10,964(5)	$2,713,394
	2023	$407,692	$100,000	$405,949	$125,471	$318,750	$10,642	$1,368,504
	2022	$318,269	$50,000	$1,375,257	$125,065	$24,600	$8,070	$1,901,261

Denise Bohnert Chief Compliance Officer	2024	$410,154	$37,550	$515,050	$—	$424,968	$11,951(6)	$1,399,673
	2023	$395,192	$37,500	$405,949	$125,471	$300,000	$10,993	$1,275,105
	2022	$365,385	$—	$375,172	$125,065	$27,675	$6,661	$899,958

Jennifer Griffin Chief Legal Officer	2024	$373,323	$200,000	$206,001	$—	$250,091	$12,078(7)	$1,041,493

Michael P. North Former Chief Information Officer	2024	$309,514	$—	$772,575	$—	$—	$3,327,406(8)	$4,409,495
	2023	$420,192	$—	$608,825	$188,207	$318,750	$16,006	$1,551,980
	2022	$400,000	$—	$562,543	$187,597	$29,520	$12,858	$1,192,518

(1)The values for stock in this column reflect the aggregate grant date fair value of equity awards granted during the fiscal years ended December 31, 2024, 2023 and 2022 pursuant to our 2018 Omnibus Incentive Compensation Plan. Generally, the grant date fair value is the amount that we would expense in our financial statements over the vesting period of the award based on the probable outcome of the award conditions. Assumptions used in the calculation of this amount are included in Note 10 to our audited financial statements for the year ended December 31, 2024, which were included in our Annual Report on Form 10-K filed with the SEC on February 27, 2025. Additional information regarding these awards appears under the heading “2024 Long-Term Incentives (Equity-Based Compensation)” in the CD&A.
(2)The amounts in this column reflect the amount earned under the annual performance-based non-equity incentive compensation plan for the applicable year. See “2024 Annual Performance-Based Incentive Compensation (Cash Bonuses)” in the CD&A for additional information.
(3)This amount consists of $9,108 for employer-paid contributions for Mr. Ashworth pursuant to our 401(k) Benefit Plan, $341 for the cash payment of fractional shares related to stock vestings that occurred in 2024 and $2,960 in costs attributable to life insurance premiums paid by us on Mr. Ashworth's behalf where we are not the beneficiary.
(4)This amount consists of $9,108 for employer-paid contributions for Mr. Ginn pursuant to our 401(k) Benefit Plan, $304 for the cash payment of fractional shares related to stock vestings that occurred in 2024, $553 for a health wellness credit and $7,203 in costs attributable to life insurance premiums paid by us on Mr. Ginn's behalf where we are not the beneficiary.
(5)This amount consists of $9,108 for employer-paid contributions for Mr. Muscato pursuant to our 401(k) Benefit Plan, $359 for the cash payment of fractional shares related to stock vestings that occurred in 2024 and $1,497 in costs attributable to life insurance premiums paid by us on Mr. Muscato's behalf where we are not the beneficiary.
(6)This amount consists of $9,108 for employer-paid contributions for Ms. Bohnert pursuant to our 401(k) Benefit Plan, $278 for the cash payment of fractional shares related to stock vestings that occurred in 2024 and $2,565 in costs attributable to life insurance premiums paid by us on Ms. Bohnert's behalf where we are not the beneficiary.
(7)This amount consists of $9,108 for employer-paid contributions for Ms. Griffin pursuant to our 401(k) Benefit

Plan, $601 for the cash payment of fractional shares related to stock vestings that occurred in 2024 and $2,369 in costs attributable to life insurance premiums paid by us on Ms. Griffin's behalf where we are not the beneficiary.
(8)This amount consists of $9,108 for employer-paid contributions for Mr. North pursuant to our 401(k) Benefit Plan, $304 for the cash payment of fractional shares related to stock vestings that occurred in 2024, $7,277 in costs attributable to life insurance premiums paid by us on Mr. North's behalf where we are not the beneficiary and $3,310,717 related to severance paid to Mr. North in 2024.

2024 GRANTS OF PLAN BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards ($)(3)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Richard Ashworth
Time-Vesting Restricted Stock Units(1)(4)	2/16/2024	—	—	—	—	—	—	55,175	—	$—	$5,150,035
2024 Short Term (Cash Bonus) Incentive Plan		$515,000	$1,030,000	$2,060,000	—	—	—	—	—	$—	$—
Scott G. Ginn
Time-Vesting Restricted Stock Units(1)	2/16/2024	—	—	—	—	—	—	16,553	—	$—	$1,545,057
2024 Short Term (Cash Bonus) Incentive Plan		$347,625	$695,250	$1,390,500	—	—	—	—	—	$—	$—
Nick Muscato
Time-Vesting Restricted Stock Units(1)	2/16/2024	—	—	—	—	—	—	5,518	—	$—	$515,050
Time-Vesting Restricted Stock Units(2)	11/5/2024	—	—	—	—	—	—	10,421	—	$—	$999,999
2024 Short Term (Cash Bonus) Incentive Plan		$196,875	$393,750	$787,500	—	—	—	—	—	$—	$—
Denise Bohnert
Time-Vesting Restricted Stock Units(1)	2/16/2024	—	—	—	—	—	—	5,518	—	$—	$515,050
2024 Short Term (Cash Bonus) Incentive Plan		$154,500	$309,000	$618,000	—	—	—	—	—	$—	$—

Jennifer Griffin
Time-Vesting Restricted Stock Units(1)(5)	2/16/2024	—	—	—	—	—	—	2,207	—	$—	$206,001
2024 Short Term (Cash Bonus) Incentive Plan(6)		$78,750	$157,500	$315,000	—	—	—	—	—	$—	$—

Michael P. North
Time-Vesting Restricted Stock Units(1)	2/16/2024	—	—	—	—	—	—	8,277	—	$—	$772,575
2024 Short Term (Cash Bonus) Incentive Plan(7)		$164,157	$328,313	$656,626	—	—	—	—	—	$—	$—

(1)The amounts shown in this row reflect the number of time-vesting only restricted stock units granted to Mr. Ashworth, Mr. Ginn, Mr. Muscato, Ms. Bohnert, Ms. Griffin and Mr. North on February 16, 2024. The shares vest ratably in one-fourth increments on February 16, 2025, February 16, 2026, February 16, 2027 and February 16, 2028, provided that the awardee is continuously employed by the Company through each such date. Mr. North forfeited these restricted stock units upon his departure from the Company on August 31, 2024.
(2)The amounts shown in this row reflect the number of time-vesting only restricted stock units granted to Mr. Muscato on November 5, 2024. The shares vest ratably in one-third increments on November 5, 2025, November 5, 2026 and November 5, 2027, provided that he is continuously employed by the Company through each such date.
(3)The amounts shown in this column reflect the "grant date fair value" of the time-based restricted stock units granted to each of our Named Executive Officers during the fiscal year 2024. Generally, the grant date fair value is the amount that we would expense in our financial statements over the vesting period of the award based on the probable outcome of the award conditions. Assumptions used in the calculation of this amount are included in Note 10 to our audited financial statements for the year ended December 31, 2024, as included in our Annual Report on Form 10-K filed with the SEC on February 27, 2025. There can be no assurance that the grant date fair value of the restricted stock units will ever be realized.
(4)The vesting of 13,793 of the restricted stock units was accelerated from February 16, 2025 to December 27, 2024 in order to mitigate impacts that could arise under Sections 280G and 4999 of the Internal Revenue Code of 1986, as amended (the "Code"). The accelerated vesting of these restricted stock units is intended to benefit the Company by preserving compensation-related corporate income tax deductions for the Company that otherwise might be disallowed through the operation of Section 280G.
(5)The vesting of 551 of the restricted stock units was accelerated from February 16, 2025 to December 27, 2024 in order to mitigate impacts that could arise under Sections 280G and 4999 of the Code. The accelerated vesting of these restricted stock units is intended to benefit the Company by preserving compensation-related corporate income tax deductions for the Company that otherwise might be disallowed through the operation of Section 280G.
(6)Ms. Griffin was promoted to Chief Legal Officer in November 2024, and her short-term (cash bonus) incentive was pro-rated accordingly. The amount Ms. Griffin actually earned for 2024 is set forth in the Summary Compensation Table.
(7)Mr. North did not receive his short-term (cash bonus) incentive due to his departure from the Company on August 31, 2024.

OUTSTANDING EQUITY AWARDS AT 2024 FISCAL YEAR-END

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date(1)	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2) (3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)

	Exercisable	Unexercisable

Richard Ashworth	—	22,474	$79.82	4/12/2033	55,739	$5,060,544	93,963	$8,530,901
Scott G. Ginn	424	—	$58.69	7/19/2027	58,365	$5,298,958	16,346	$1,484,053
	6,995	—	$49.25	10/18/2027
	4,294	—	$127.11	2/20/2029
	2,997	—	$198.81	2/12/2030
	2,400	800	$295.20	2/17/2031
	3,059	3,060	$143.25	2/17/2032
	2,876	5,751	$91.77	2/23/2033
Nick Muscato	272	—	$95.76	7/25/2028	28,911	$2,624,830	5,450	$494,806
	320	—	$132.41	7/25/2029
	563	—	$214.74	7/25/2030
	531	177	$264.00	7/25/2031
	1,020	1,020	$143.25	2/17/2032
	959	1,917	$91.77	2/23/2033
Denise Bohnert	263	—	$46.35	1/20/2027	8,663	$786,514	5,450	$494,806
	682	—	$95.76	7/25/2028
	1,907	—	$117.41	6/10/2029
	1,199	—	$198.81	2/12/2030
	800	267	$295.20	2/17/2031
	1,020	1,020	$143.25	2/17/2032
	959	1,917	$91.77	2/23/2033
Jennifer Griffin	327	—	$95.76	7/25/2028	3,300	$299,607	—	$—
	640	—	$132.41	7/25/2029
	563	—	$214.74	7/25/2030
	372	124	$264.00	7/25/2031
Michael P. North	—	—	$—	—	—	$—	—	$—

(1)The contractual term of each grant of stock option awards is a ten-year period.
(2)Market value is based on the closing price on December 31, 2024 of $90.79.
(3)The amounts in this column assume the “Maximum/Stretch” number of shares of common stock issuable upon vesting of the performance-based restricted stock units (PRSUs) that were granted in 2023 to the Named Executive Officers with performance conditions linked to the Company's 2023 Adjusted EBITDA. The actual amount earned will be determined at the end of the three year performance period based on a TSR modifier. For Mr. Ashworth's 5-year PRSUs granted in 2023 that are tied to a VWAP measure after three years, the amount reported in this column assumes performance at the threshold level of performance.

VESTING SCHEDULE – OUTSTANDING EQUITY AWARDS

	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options That Have Not Vested (#)	Vesting Schedule of Unexercised Options	Option Exercise Price ($)	Number of Shares or Units of Stock That Have Not Vested (#)	Vesting Schedule of Number of Shares or Units of Stock That Have Not Vested

Richard Ashworth	22,474	50% on each of 2/20/2025 and 2026	$79.82	5,221	100% on 2/20/2026
				9,136	100% on 6/26/2026
				41,382	33% on each of 2/16/2026, 2027 and 2028
				62,642	100% on 4/12/2028
				31,321	100% on 2/20/2026
Scott G. Ginn	800	100% on 2/20/2025	$295.20	318	100% on 2/20/2025
	3,060	50% on each of 2/20/2025 and 2026	$143.25	3,388	100% on 2/20/2025
	5,751	50% on each of 2/20/2025 and 2026	$91.77	1,309	50% on each of 2/20/2025 and 2026
				23,109	50% on each of 11/21/2025 and 2026
				2,724	50% on each of 2/20/2025 and 2026
				10,964	50% on each of 6/26/2025 and 2026
				16,553	25% on each of 2/16/2025, 2026, 2027 and 2028
				8,173	100% on 2/20/2026
Nick Muscato	177	100% on 7/25/2025	$264.00	72	100% on 7/25/2025
	1,020	50% on each of 2/20/2025 and 2026	$143.25	437	50% on each of 2/20/2025 and 2026
	1,917	50% on each of 2/20/2025 and 2026	$91.77	11,555	50% on each of 11/21/2025 and 2026
				908	50% on each of 2/20/2025 and 2026
				5,518	25% on each of 2/16/2025, 2026, 2027 and 2028
				10,421	33% on each of 11/5/2025, 2026 and 2027
				2,725	100% on 2/20/2026
Denise Bohnert	267	100% on 2/20/2025	$295.20	106	100% on 2/20/2025
	1,020	50% on each of 2/20/2025 and 2026	$143.25	1,694	100% on 2/20/2025
	1,917	50% on each of 2/20/2025 and 2026	$91.77	437	50% on each of 2/20/2025 and 2026
				908	50% on each of 2/20/2025 and 2026

				5,518	25% on each of 2/16/2025, 2026, 2027 and 2028
				2,725	100% on 2/20/2026
Jennifer Griffin	124	100% on 7/25/2025	$264.00	349	100% on 6/1/2026
				1,295	50% on each of 5/3/2026 and 2027
				1,656	33% on each of 2/16/2026, 2027 and 2028
Michael P. North	—	—	$—	—	—

2024 OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (2)
Richard Ashworth	—	$—	28,150(3)	$2,532,374
Scott G. Ginn	—	$—	12,776	$1,187,719
Nick Muscato	—	$—	920	$87,198
Denise Bohnert	—	$—	3,100	$290,439
Jennifer Griffin	—	$—	9,023(4)	$812,621
Michael P. North	3,332	$103,003	3,922	$367,452

(1)    Amount reflects the difference between the exercise price of the stock option and the price of our common stock at the time of exercise, multiplied by the number of shares underlying the option exercised.
(2)    Amount reflects the closing price of our common stock on the day of vesting multiplied by the number of shares acquired on vesting.
(3)    Represents the vesting of an aggregate of 28,150 restricted stock units that were accelerated from various dates in 2025 to December 27, 2024 in order to mitigate impacts that could arise under Sections 280G and 4999 of the Code. The accelerated vesting of these restricted stock units is intended to benefit the Company by preserving compensation-related corporate income tax deductions for the Company that otherwise might be disallowed through the operation of Section 280G.
(4)     Includes the vesting of an aggregate of 8,906 restricted stock units that were accelerated from various dates in 2025 and 2026 to December 27, 2024 in order to mitigate impacts that could arise under Sections 280G and 4999 of the Code. These actions are intended to benefit the Company by preserving compensation-related corporate income tax deductions for the Company that otherwise might be disallowed through the operation of Section 280G.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
The following table shows the potential payments to our Named Executive Officers upon: (i) a Change in Control (as such term is defined in the Executive Severance Plan or the CEO Severance Plan, as applicable) of the Company without termination of employment, (ii) a termination without Cause or a resignation with Good Reason (as such terms are defined in the Executive Severance Plan or the CEO Severance Plan, as applicable) prior to a Change in Control, (iii) a termination without Cause or a resignation with Good Reason following a Change in Control, (iv) retirement, (v) Disability (as such term is defined in the 2018 Omnibus Incentive Compensation Plan) or (vi) death. In preparing the table, we assumed the Change in Control event, employment termination event or resignation occurred on December 31, 2024 and that the ability to receive post-termination or Change in Control payments was governed by the Executive Severance Plan or the CEO Severance Plan, as applicable. The closing price per share of our common stock on December 31, 2024 was $90.79.

Named Executive Officer	Benefits	Change in Control without Termination of Employment on 12/31/2024 ($)	Termination without Cause or Resignation with Good Reason as of 12/31/2024 (no Change in Control) ($)	Termination without Cause or Resignation with Good Reason on 12/31/2024 following a Change in Control ($)	Permitted Retirement on 12/31/2024 ($)	Disability on 12/31/2024 ($)	Death on 12/31/2024 ($)
Richard Ashworth
	Base Severance Payment	$—	$4,893,118	$7,339,677	$—	$—	$—
	Accelerated Vesting of Nonvested Stock, Options to purchase shares of Company common stock or Restricted Stock Units	$—	$—	$13,837,894	$—	$5,307,084	$5,307,084
	Other	$—	$—	$—	$—	$—	$—
	Total	$—	$4,893,118	$21,177,571	$—	$5,307,084	$5,307,084
Scott G. Ginn
	Base Severance Payment	$—	$1,651,428	$3,302,856	$—	$—	$—
	Accelerated Vesting of Nonvested Stock, Options to purchase shares of Company common stock or Restricted Stock Units	$—	$—	$6,040,985	$—	$5,298,958	$5,298,958
	Other	$—	$—	$—	$—	$—	$—
	Total	$—	$1,651,428	$9,343,841	$—	$5,298,958	$5,298,958
Nick Muscato
	Base Severance Payment	$—	$1,066,525	$2,133,050	$—	$—	$—
	Accelerated Vesting of Nonvested Stock, Options to purchase shares of Company common stock or Restricted Stock Units	$—	$—	$2,872,232	$—	$2,624,830	$2,624,830
	Other	$—	$—	$—	$—	$—	$—
	Total	$—	$1,066,525	$5,005,282	$—	$2,624,830	$2,624,830

Denise Bohnert
	Base Severance Payment	$—	$836,968	$1,673,936	$—	$—	$—
	Accelerated Vesting of Nonvested Stock, Options to purchase shares of Company common stock or Restricted Stock Units	$—	$—	$1,033,917	$—	$786,514	$786,514
	Other	$—	$—	$—	$—	$—	$—
	Total	$—	$836,968	$2,707,853	$—	$786,514	$786,514
Jennifer Griffin
	Base Severance Payment	$—	$700,091	$1,400,182	$—	$—	$—
	Accelerated Vesting of Nonvested Stock, Options to purchase shares of Company common stock or Restricted Stock Units	$—	$—	$299,607	$—	$299,607	$299,607
	Other	$—	$—	$—	$—	$—	$—
	Total	$—	$700,091	$1,699,789	$—	$299,607	$299,607
Michael P. North(1)
	Base Severance Payment	$—	$3,310,717	$—	$—	$—	$—
	Accelerated Vesting of Nonvested Stock, Options to purchase shares of Company common stock or Restricted Stock Units	$—	$—	$—	$—	$—	$—
	Other	$—	$—	$—	$—	$—	$—
	Total	$—	$3,310,717	$—	$—	$—	$—

(1) Mr. North ceased serving as Chief Information Officer effective August 31, 2024. The amounts in this table for Mr. North represent amounts actually paid to him as a result of his termination of employment.

CEO Pay Ratio
In accordance with Item 402(u) of Regulation S-K, we determined the ratio of the annual total 2024 compensation of Mr. Ashworth, our CEO, relative to the annual total 2024 compensation of our median employee.
For purposes of identifying the median-compensated employee, we used December 31, 2024 to determine our employee population and used a consistently applied compensation measure to identify our median employee that included the sum of the following 2024 compensation elements: base salary, actual bonus amount, and actual equity award amount. After the median employee was identified, we estimated the annual total compensation for that employee by applying the same rules as used for determining total compensation for the Named Executive Officers as reported in the Summary Compensation Table.

Mr. Ashworth's annual total compensation for 2024 was $7,603,054. The 2024 annual total compensation for the median employee, calculated in the same manner, was estimated to be $73,868. Therefore, our CEO to median employee pay ratio for 2024 is approximately 103:1.
Director Compensation
The compensation structure for our non-employee directors in 2024 was as follows:
•An annual cash retainer of $100,000;
•An annual equity award of time-based RSUs with a value of $154,500 that vests one year after the date of grant conditioned on the director’s continued service as a non-employee member of the Board of Directors through the vesting date; and
•Reimbursement for out-of-pocket expenses, including reasonable travel and lodging expenses, related to the director’s service on the Board.
In addition to the other fees mentioned, the following table sets forth additional annual retainers for our Chairman, Lead Director and our Committee Chairs:

Chairman of the Board Cash Retainer	$100,000
Lead Director Cash Retainer	$30,000
Audit Committee Chair Cash Retainer	$25,000
Compensation Committee Chair Cash Retainer	$20,000
Nominating and Corporate Governance Committee Chair Cash Retainer	$15,000
Quality of Care Committee Chair Cash Retainer	$15,000
Compliance and Ethics Committee Chair Cash Retainer	$15,000
On May 3, 2024, each of Mses. Capps, Kline, Klapstein and Samuels, Drs. Coye and Rideout, and Messrs. Kusserow and Perkins received an annual equity grant of RSUs valued at $154,500. The number of RSUs granted (1,678) was determined by dividing the total grant value by the closing price of the Company’s common stock on the date of grant ($92.08). The RSUs granted are subject to time-based vesting conditions and will vest 100% on May 3, 2025, predicated upon the respective director’s continued service as a non-employee member of the Board of Directors through the vesting date.
Director compensation is approved on an annual basis by independent (non-employee) members of our Board of Directors.

The following table shows the value of all cash and equity-based compensation paid to the members of our Board of Directors during the year ended December 31, 2024.

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	All Other Compensation ($)	Total ($)
Vickie L. Capps	$125,000	$154,510	$—	$279,510
Molly J. Coye, MD	$115,000	$154,510	$—	$269,510
Julie D. Klapstein	$130,000	$154,510	$—	$284,510
Teresa L. Kline	$120,000	$154,510	$—	$274,510
Paul B. Kusserow	$200,000	$154,510	$—	$354,510
Bruce D. Perkins	$115,000	$154,510	$—	$269,510
Jeffrey A. Rideout, MD	$115,000	$154,510	$—	$269,510
Ivanetta Davis Samuels	$100,000	$154,510	$—	$254,510

(1)Because Mr. Ashworth was an employee of the Company during 2024, he is not included in the table above. The compensation that Mr. Ashworth received as President and Chief Executive Officer is included in the Summary Compensation Table.
(2)The amounts shown in this column reflect the grant date fair value of restricted stock unit awards granted to each of our directors. Generally, the grant date fair value is the amount that we would expense in our financial statements over the vesting period of the award. Assumptions used in the calculation of this amount are included in Note 10 to our audited financial statements for the year ended December 31, 2024, included in our Annual Report on Form 10-K filed with the SEC on February 27, 2025. As of December 31, 2024, Mses. Capps, Klapstein, Kline and Samuels, Drs. Coye and Rideout, and Messrs. Kusserow and Perkins each had 1,678 unvested restricted stock units, 100% of which will vest on May 3, 2025 assuming the director continues serving as a non-employee director through such date, and Mr. Kusserow held 80,602 fully vested stock options that were granted to Mr. Kusserow on January 2, 2019 when he was serving as our Chief Executive Officer.

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
Once a person subject to the stock ownership requirements accumulates shares with a value equal to the required multiple of annual retainer, he or she must retain the minimum number of shares originally accumulated to meet the threshold requirement on a going-forward basis. If the Company’s stock price subsequently declines after the stock ownership requirements are met, he or she will not be required to acquire additional shares. Each of our non-employee directors was in compliance with the ownership requirements as of December 31, 2024, having acquired the required number of shares or having more time to do so.
Compensation Committee Interlocks and Insider Participation
Vickie L. Capps, Julie D. Klapstein, Teresa L. Kline, and Jeffrey A. Rideout, MD, served as members of the Compensation Committee in 2024. During 2024:
•none of our executive officers was a director of another entity where one of that entity’s executive officers served on the Compensation Committee;
•no member of the Compensation Committee was during the year or formerly an officer or employee of the Company or any of its subsidiaries;
•no member of the Compensation Committee entered into any transaction with our Company in which the amount involved exceeded $120,000;
•none of our executive officers served on the compensation committee of any entity where one of that entity’s executive officers served on the Compensation Committee; and
•none of our executive officers served on the compensation committee of another entity where one of that entity’s executive officers served as a director on our Board of Directors.
Report of the Compensation Committee
The Compensation Committee of the Board of Directors of Amedisys, Inc. has reviewed and discussed the Compensation Discussion and Analysis with management, as required by Item 402(b) of Regulation S-K, and, based on such review and discussions, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Amendment No. 2.
Members of the Compensation Committee:
Teresa L. Kline (Chairperson)
Vickie L. Capps
Julie D. Klapstein
Jeffrey A. Rideout, MD

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Stock Ownership
The following table shows beneficial ownership of our common stock as of March 31, 2025, unless otherwise indicated, by (i) each person known by us to beneficially own more than five percent of our common stock in accordance with Rule 13d-3 under the Exchange Act, (ii) each of our directors and Named Executive Officers (as such term is defined under the heading “Compensation Discussion and Analysis” in Item 11 above), and (iii) all of our directors and executive officers as a group. Except as noted below, the persons named have sole voting and investment power with respect to all shares of common stock.
Unless otherwise indicated, the address of each of the individuals named in the table below under “Named Executive Officers and Directors” is c/o Amedisys, Inc., 3854 American Way, Suite A, Baton Rouge, LA 70816.

Name	Shares Beneficially Owned	Percent of Class (1)
5% Stockholders
BlackRock, Inc.(2)	2,964,393	9.1%
The Vanguard Group, Inc.(3)	3,218,592	9.8%
Named Executive Officers and Directors
Richard Ashworth (Named Executive Officer and Director)(4)	57,107	*
Vickie L. Capps(5) (Director)	6,450	*
Molly J. Coye, MD(5) (Director)	5,450	*
Julie D. Klapstein(5) (Director)	12,663	*
Teresa L. Kline(5) (Director)	6,450	*
Paul B. Kusserow(5)(6) (Director)	516,979	1.6%
Bruce D. Perkins(5) (Director)	20,729	*
Jeffrey A. Rideout, MD(5) (Director)	5,967	*
Ivanetta Davis Samuels(5) (Director)	4,232	*
Scott G. Ginn(7) (Named Executive Officer)	59,020	*
Nick Muscato(8) (Named Executive Officer)	8,371	*
Denise Bohnert(9) (Named Executive Officer)	18,062	*
Jennifer Griffin(10) (Named Executive Officer)	12,943	*
Michael P. North(11) (Named Executive Officer)	22,798	*
All Executive Officers and Directors as a Group (13 Persons)	734,423	2.2%

(*)    Less than one percent
(1)Based on 32,818,871 shares of common stock outstanding on March 31, 2025.
(2)This disclosure is based on a Schedule 13G/A filed with the SEC by BlackRock, Inc. on January 24, 2024, reporting beneficial ownership as of December 31, 2023. BlackRock, Inc. reported it has sole voting power over 2,889,078 of the shares and sole dispositive power over 2,964,393 of the shares. The address for BlackRock, Inc. is 50 Hudson Yards, New York, New York 10001.
(3)This disclosure is based on a Schedule 13G/A filed with the SEC by The Vanguard Group, Inc. on February 13, 2024, reporting beneficial ownership as of December 29, 2023. The Vanguard Group, Inc. reported that it has sole voting power over none of the shares, shared voting power over 10,672 of the shares, sole dispositive power over 3,173,510 of the shares, and shared dispositive power over 45,082 of the shares. The principal business address for The Vanguard Group, Inc. is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.
(4)Includes 11,237 shares that Mr. Ashworth has, or will have within 60 days, the right to acquire pursuant to stock options.
(5)Included in the “Shares Beneficially Owned” column are 1,678 shares of nonvested stock, 100% of which will vest on May 3, 2025, provided the director remains a non-employee member of the Board through such date.

(6)Includes 80,602 shares that Mr. Kusserow has or will have within 60 days, the right to acquire pursuant to stock options, and 412,367 shares held in a trust. Of these shares, 5,880 shares held in a trust may be pledged for future borrowing. This ability to pledge is in accordance with the one-time waiver of the Company’s insider trading policy provisions prohibiting the pledging of shares of Company stock by executive officers and directors, which waiver was granted by the Board in 2018 solely with respect to Mr. Kusserow.
(7)Includes 28,250 shares that Mr. Ginn has, or will have within 60 days, the right to acquire pursuant to stock options.
(8)Includes 5,133 shares that Mr. Muscato has, or will have within 60 days, the right to acquire pursuant to stock options.
(9)Includes 8,565 shares that Ms. Bohnert has, or will have within 60 days, the right to acquire pursuant to stock options.
(10) Includes 1,902 shares that Ms. Griffin has, or will have within 60 days, the right to acquire pursuant to stock options.
(11) Mr. North ceased serving as our Chief Information Officer effective August 31, 2024. Beneficial ownership information for Mr. North is based on information available to us as of March 31, 2025.

Equity Compensation Plan Information as of December 31, 2024

In accordance with SEC requirements, the following table provides information about awards outstanding and shares remaining available under our equity compensation plans (including any individual compensation arrangements) as of December 31, 2024.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	223,322	$129.56	891,288
Equity compensation plans not approved by security holders	0	—	—
Total	223,322	$129.56	891,288

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

There were no transactions between the Company and any officer, director, any security holder listed in the “Stock Ownership Table” on page 34 of this Amendment No. 2, or any affiliate of or person related to any of them, since January 1, 2024, of the type or amount required to be disclosed pursuant to Item 404 of Regulation S-K. Additionally, none of our directors, executive officers or affiliates is a party to any proceedings adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our subsidiaries.
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
Following this review, our Board of Directors determined that all directors who served during 2024, other than Messrs. Ashworth and Kusserow, are “independent” under the director independence requirements and listing standards of The NASDAQ Global Select Market. Mr. Ashworth is not considered independent because he is an executive officer of the Company. Mr. Kusserow is not considered independent because he served as an executive officer of the Company within the past three years.
The independent directors, as a group, meet in executive session on a regular basis (and at least once, quarterly) in connection with each Board meeting without any members of our management or non-independent directors present. Ms. Klapstein currently presides over these executive sessions as Lead Director.

Item 14.        Principal Accountant Fees and Services.

Our independent registered public accounting firm is KPMG LLP, Baton Rouge, Louisiana, Auditor Firm ID: 185
The following summarizes the fees billed to us and our subsidiaries by KPMG for professional services rendered in 2024 and 2023.

AUDIT FEES

	2024		2023
Fee Category	Amount ($)	Percent	Amount ($)	Percent
Audit fees	$1,789,929	93.6%	$1,793,806	79.0%
Tax fees	$120,316	6.3%	$474,444	20.9%
All other fees	$1,780	0.1%	$1,780	0.1%
Total fees	$1,912,025	100.0%	$2,270,030	100.0%

Audit fees include fees associated with the annual audit, our annual report on Form 10-K and the reviews of our quarterly reports on Form 10-Q, services that are normally provided by our registered independent public accounting firm in connection with statutory and regulatory filings or engagements and services that generally only our registered independent public accounting firm can provide such as consents. Tax fees include tax compliance and limited tax consulting services. All other fees relate to accounting research software. All of the services described above were pre-approved by the Audit Committee (or the Chair of the Audit Committee, pursuant to a delegation of authority).

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

2.    Financial Statement Schedules
There are no financial statement schedules included in this Amendment No. 2 as they are either not applicable or included in the financial statements in the Original Form 10-K.

3.    Exhibits
The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Amendment No. 2.

EXHIBIT INDEX
The exhibits marked with the cross symbol (†) are filed and the exhibits marked with a double cross (††) are furnished with this Amendment No. 2. Any exhibits marked with the asterisk symbol (*) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K. The registrant agrees to furnish to the Commission supplementally upon request a copy of any schedules or exhibits omitted pursuant to Item 601(a)(5) of Regulation S-K of any exhibit set forth below.

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

		The Company’s Current Report on Form 8-K filed on February 4, 2019	0-24260	10.1

10.17	Joinder Agreement, dated as of February 4, 2019, by and among Amedisys, Inc. and Amedisys Holding, L.L.C., as the borrowers, each of the new subsidiary guarantors party thereto, and Bank of America, N.A., as the administrative agent	The Company’s Current Report on Form 8-K filed on February 4, 2019	0-24260	10.2

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference
10.18	Joinder Agreement, dated as of June 12, 2020, by and among Amedisys, Inc. and Amedisys Holding, L.L.C., as the borrowers, each of the new subsidiary guarantors party thereto, and Bank of America, N.A., as the administrative agent (The schedules to the Joinder have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish copies of the omitted schedules to the Securities and Exchange Commission upon request.)	The Company's Current Report on Form 8-K filed on June 15, 2020	0-24260	10.1

10.19*	Second Amendment to the Amedisys, Inc. 2018 Omnibus Incentive Compensation Plan, dated October 21, 2020	The Company's Annual Report on Form 10-K for the year ended December 31, 2020	0-24260	10.26

10.20	Second Amendment to Amended and Restated Credit Agreement, dated as of July 30, 2021, by and among Amedisys, Inc. and Amedisys Holding, L.L.C., as the borrowers, the Guarantors party thereto, the Lenders party thereto, Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, and the other L/C Issuers party thereto (Immaterial schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the U.S. Securities and Exchange Commission upon request.)	The Company’s Current Report on Form 8-K filed on August 4, 2021	0-24260	10.1

10.21*	Amedisys Holding, L.L.C. Severance Plan for Chief Executive Officer	The Company’s Current Report on Form 8-K filed on January 10, 2022	0-24260	10.1

10.22*	Amendment No. 1 to Amedisys Holding, L.L.C. Amended and Restated Severance Plan for Executive Officers, dated as of November 21, 2022	The Company's Annual Report on Form 10-K for the year ended December 31, 2022	0-24260	10.27

10.23	Third Amendment to Amended and Restated Credit Agreement, dated as of March 10, 2023, by and among Amedisys, Inc. and Amedisys Holding, L.L.C., as the borrowers, the Guarantors party thereto, the Lenders party thereto, Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, and the other L/C Issuers party thereto	The Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023	0-24260	10.2

10.24	Termination Agreement, dated as of June 26, 2023, by and among Amedisys, Inc., Option Care Health, Inc. and Unitah Merger Sub, Inc.	The Company's Current Report on Form 8-K filed on June 26, 2023	0-24260	10.1

10.25*	Limited Good Reason Waiver, by and between the Company and Richard Ashworth, dated June 26, 2023	The Company's Annual Report on Form 10-K for the year ended December 31, 2023	0-24260	10.31

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference
10.26*	Limited Good Reason Waiver, by and between the Company and Scott G. Ginn, dated June 26, 2023	The Company's Annual Report on Form 10-K for the year ended December 31, 2023	0-24260	10.32

10.27*	Repayment Letter Agreement, by and between the Company and Richard Ashworth (280G mitigation acceleration), dated December 21, 2023	The Company's Annual Report on Form 10-K for the year ended December 31, 2023	0-24260	10.33

10.28*	Repayment Letter Agreement, by and between the Company and Adam Holton (280G mitigation acceleration), dated December 21, 2023	The Company's Annual Report on Form 10-K for the year ended December 31, 2023	0-24260	10.34
10.29*	Third Amendment to the Amedisys, Inc. 2018 Omnibus Incentive Compensation Plan	The Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024	0-24260	10.1
10.30	Wavier, dated as of December 26, between Amedisys, Inc., UnitedHealth Group Incorporated and Aurora Holdings Merger Sub Inc. (Immaterial schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.)	The Company's Current Report on Form 8-K filed on December 27, 2024	0-24260	10.1
10.31*	Mutual Separation Agreement and General Release by and between Amedisys, Inc. and Michael P. North	The Company's Annual Report on Form 10-K for the year ended December 31, 2024	0-24260	10.31
10.32*	Limited Good Reason Waiver, by and between the Company and Jennifer Griffin, dated June 26, 2023	The Company's Annual Report on Form 10-K for the year ended December 31, 2024	0-24260	10.32
10.33*	Repayment Letter Agreement, by and between the Company and Jennifer Griffin (280G mitigation acceleration), dated December 21, 2023	The Company's Annual Report on Form 10-K for the year ended December 31, 2024	0-24260	10.33
10.34*	Repayment Letter Agreement, by and between the Company and Richard Ashworth (280G mitigation acceleration), dated December 24, 2024	The Company's Annual Report on Form 10-K for the year ended December 31, 2024	0-24260	10.34
10.35*	Repayment Letter Agreement, by and between the Company and Jennifer Griffin (280G mitigation acceleration), dated December 24, 2024	The Company's Annual Report on Form 10-K for the year ended December 31, 2024	0-24260	10.35
10.36*	Bonus Repayment Agreement, by and between the Company and Scott G. Ginn, dated November 5, 2024	The Company's Annual Report on Form 10-K for the year ended December 31, 2024	0-24260	10.36
10.37*	Bonus Repayment Agreement, by and between the Company and Nick Muscato, dated November 5, 2024	The Company's Annual Report on Form 10-K for the year ended December 31, 2024	0-24260	10.37
10.38*	Bonus Repayment Agreement, by and between the Company and Jennifer Griffin, dated November 5, 2024	The Company's Annual Report on Form 10-K for the year ended December 31, 2024	0-24260	10.38
10.39*	Limited Good Reason Waiver, by and between the Company and Nick Muscato, dated November 5, 2024	The Company's Annual Report on Form 10-K for the year ended December 31, 2024	0-24260	10.39

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference
19.1	Insider Trading Compliance Policy	The Company's Annual Report on Form 10-K for the year ended December 31, 2024	0-24260	19.1

21.1	Subsidiaries of the Registrant	The Company's Annual Report on Form 10-K for the year ended December 31, 2024	0-24260	21.1

23.1	Consent of KPMG LLP	The Company's Annual Report on Form 10-K for the year ended December 31, 2024	0-24260	23.1

31.1	Certification of Richard Ashworth, Chief Executive Officer (principal executive officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	The Company's Annual Report on Form 10-K for the year ended December 31, 2024	0-24260	31.1

31.2	Certification of Scott G. Ginn, Chief Operating Officer, Executive Vice President and Chief Financial Officer (principal financial officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	The Company's Annual Report on Form 10-K for the year ended December 31, 2024	0-24260	31.2
†31.3	Certification of Richard Ashworth, Chief Executive Officer (principal executive officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
†31.4	Certification of Scott G. Ginn, Chief Operating Officer, Executive Vice President and Chief Financial Officer (principal financial officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Richard Ashworth, Chief Executive Officer (principal executive officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	The Company's Annual Report on Form 10-K for the year ended December 31, 2024	0-24260	32.1

32.2	Certification of Scott G. Ginn, Chief Operating Officer, Executive Vice President and Chief Financial Officer (principal financial officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	The Company's Annual Report on Form 10-K for the year ended December 31, 2024	0-24260	32.2

97.1	Amedisys, Inc. Policy for the Recovery of Erroneously Awarded Compensation	The Company's Annual Report on Form 10-K for the year ended December 31, 2023	0-24260	97.1

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

101	Interactive Data Files for the Registrant's Form 10-K for the period ended December 31, 2024, formatted in Inline XBRL

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 2 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

AMEDISYS, INC.

By: /S/ RICHARD ASHWORTH
Richard Ashworth,
President and Chief Executive Officer
Date: April 29, 2025