Form 10-Q
period 2025-06-30
AMEDISYS INC
filed 2025-07-30
CIK 896262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, is as follows: Common stock, $0.001 par value, 32,886,703 shares outstanding as of July 25, 2025.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMEDISYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)
(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$337,304	$303,242
Patient accounts receivable	295,521	296,075
Prepaid expenses	18,282	13,072
Other current assets	11,091	19,694
Total current assets	662,198	632,083
Property and equipment, net of accumulated depreciation of $104,613 and $100,890	38,273	42,108
Operating lease right of use assets	86,614	81,500
Goodwill	1,213,888	1,213,888
Intangible assets, net of accumulated amortization of $21,134 and $18,787	79,243	81,155
Other assets	135,169	87,980
Total assets	$2,215,385	$2,138,714
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$29,789	$39,956
Payroll and employee benefits	138,515	151,995
Accrued expenses	150,379	152,564
Termination fee paid by UnitedHealth Group	106,000	106,000
Current portion of long-term obligations	36,799	37,968
Current portion of operating lease liabilities	26,879	25,909
Total current liabilities	488,361	514,392
Long-term obligations, less current portion	326,425	339,313
Operating lease liabilities, less current portion	60,404	56,111
Deferred income tax liabilities	64,445	48,051
Other long-term obligations	847	882
Total liabilities	940,482	958,749
Commitments and Contingencies—Note 7
Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized; 38,476,503 and 38,307,521 shares issued; 32,881,262 and 32,776,148 shares outstanding	38	38
Additional paid-in capital	833,099	818,201
Treasury stock, at cost, 5,595,241 and 5,531,373 shares of common stock	(480,859)	(474,854)
Retained earnings	880,252	791,156
Total Amedisys, Inc. stockholders’ equity	1,232,530	1,134,541
Noncontrolling interests	42,373	45,424
Total equity	1,274,903	1,179,965
Total liabilities and equity	$2,215,385	$2,138,714
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Amounts in thousands, except per share data)
(Unaudited)

	For the Three-Month Periods Ended June 30,		For the Six-Month Periods Ended June 30,
	2025	2024	2025	2024
Net service revenue	$621,861	$591,187	$1,216,642	$1,162,601
Operating expenses:
Cost of service, inclusive of depreciation	348,470	326,933	682,520	648,470
General and administrative expenses:
Salaries and benefits	130,322	129,323	262,290	257,269
Non-cash compensation	7,266	7,828	13,489	15,261
Merger-related expenses	26,277	11,901	43,046	32,568
Depreciation and amortization	4,372	4,386	8,819	8,657
Impairment	883	—	883	—
Other	58,693	58,602	116,658	116,543
Total operating expenses	576,283	538,973	1,127,705	1,078,768
Operating income	45,578	52,214	88,937	83,833
Other income (expense):
Interest income	3,016	1,617	5,889	3,344
Interest expense	(6,415)	(7,895)	(12,837)	(16,014)
Equity in earnings from equity method investments	1,641	1,515	3,435	2,425
Gain on equity method investment	—	—	48,093	—
Miscellaneous, net	4,506	1,779	6,014	2,869
Total other income (expense), net	2,748	(2,984)	50,594	(7,376)
Income before income taxes	48,326	49,230	139,531	76,457
Income tax expense	(19,274)	(16,657)	(48,658)	(29,290)
Net income	29,052	32,573	90,873	47,167
Net income attributable to noncontrolling interests	(968)	(272)	(1,777)	(466)
Net income attributable to Amedisys, Inc.	$28,084	$32,301	$89,096	$46,701
Basic earnings per common share:
Net income attributable to Amedisys, Inc. common stockholders	$0.85	$0.99	$2.71	$1.43
Weighted average shares outstanding	32,849	32,706	32,822	32,688
Diluted earnings per common share:
Net income attributable to Amedisys, Inc. common stockholders	$0.84	$0.98	$2.68	$1.42
Weighted average shares outstanding	33,289	33,047	33,231	32,992
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except common stock shares)
(Unaudited)

	For the Three-Months Ended June 30, 2025
	Total	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Noncontrolling Interests
		Shares	Amount
Balance, March 31, 2025	$1,245,074	38,381,255	$38	$825,138	$(477,718)	$852,168	$45,448
Issuance of non-vested stock	—	94,189	—	—	—	—	—
Exercise of stock options	56	1,059	—	56	—	—	—
Non-cash compensation	7,905	—	—	7,905	—	—	—
Surrendered shares	(3,141)	—	—	—	(3,141)	—	—
Noncontrolling interest distributions	(475)	—	—	—	—	—	(475)
Gain on termination of joint venture	(3,568)	—	—	—	—	—	(3,568)
Net income	29,052	—	—	—	—	28,084	968
Balance, June 30, 2025	$1,274,903	38,476,503	$38	$833,099	$(480,859)	$880,252	$42,373

	For the Three-Months Ended June 30, 2024
	Total	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Noncontrolling Interests
		Shares	Amount
Balance, March 31, 2024	$1,142,654	38,146,546	$38	$795,063	$(469,243)	$762,325	$54,471
Issuance of non-vested stock	—	102,371	—	—	—	—	—
Non-cash compensation	8,298	—	—	8,298	—	—	—
Surrendered shares	(3,578)	—	—	—	(3,578)	—	—
Noncontrolling interest contributions	147	—	—	—	—	—	147
Noncontrolling interest distributions	(1,208)	—	—	—	—	—	(1,208)
Net income	32,573	—	—	—	—	32,301	272
Balance, June 30, 2024	$1,178,886	38,248,917	$38	$803,361	$(472,821)	$794,626	$53,682

	For the Six-Months Ended June 30, 2025
	Total	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Noncontrolling Interests
		Shares	Amount
Balance, December 31, 2024	$1,179,965	38,307,521	$38	$818,201	$(474,854)	$791,156	$45,424
Issuance of non-vested stock	—	166,149	—	—	—	—	—
Exercise of stock options	149	2,833	—	149	—	—	—
Non-cash compensation	14,749	—	—	14,749	—	—	—
Surrendered shares	(6,005)	—	—	—	(6,005)	—	—
Noncontrolling interest distributions	(1,260)	—	—	—	—	—	(1,260)
Gain on termination of joint venture	(3,568)	—	—	—	—	—	(3,568)
Net income	90,873	—	—	—	—	89,096	1,777
Balance, June 30, 2025	$1,274,903	38,476,503	$38	$833,099	$(480,859)	$880,252	$42,373

	For the Six-Months Ended June 30, 2024
	Total	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Noncontrolling Interests
		Shares	Amount
Balance, December 31, 2023	$1,119,783	38,131,478	$38	$787,177	$(468,626)	$747,925	$53,269
Issuance of non-vested stock	—	117,439	—	—	—	—	—
Non-cash compensation	16,184	—	—	16,184	—	—	—
Surrendered shares	(4,195)	—	—	—	(4,195)	—	—
Noncontrolling interest contributions	1,911	—	—	—	—	—	1,911
Noncontrolling interest distributions	(1,964)	—	—	—	—	—	(1,964)
Net income	47,167	—	—	—	—	46,701	466
Balance, June 30, 2024	$1,178,886	38,248,917	$38	$803,361	$(472,821)	$794,626	$53,682

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Six-Month Periods Ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net income	$90,873	$47,167
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (inclusive of depreciation included in cost of service)	13,488	12,496
Non-cash compensation	14,749	16,184
Amortization and impairment of operating lease right of use assets	17,395	17,100
Gain on disposal of property and equipment	(45)	(19)
Gain on equity method investment	(48,093)	—
Gain on termination of joint venture	(3,568)	—
Deferred income taxes	16,395	6,577
Equity in earnings from equity method investments	(3,435)	(2,425)
Amortization of deferred debt issuance costs	442	495
Return on equity method investments	3,379	718
Impairment	883	—
Changes in operating assets and liabilities:
Patient accounts receivable	554	(44,357)
Other current assets	3,576	3,127
Operating lease right of use assets	(2,364)	(2,069)
Other assets	48	370
Accounts payable	(9,805)	(1,693)
Accrued expenses	(15,666)	7,095
Other long-term obligations	(34)	(573)
Operating lease liabilities	(15,248)	(14,429)
Net cash provided by operating activities	63,524	45,764
Cash Flows from Investing Activities:
Proceeds from the sale of deferred compensation plan assets	27	21
Proceeds from the sale of property and equipment	19	—
Purchases of property and equipment	(1,915)	(4,055)
Investments in technology assets	(426)	(409)
Investment in equity method investee	—	(196)
Net cash used in investing activities	(2,295)	(4,639)
Cash Flows from Financing Activities:
Proceeds from issuance of stock upon exercise of stock options	149	—
Shares withheld to pay taxes on non-cash compensation	(6,005)	(4,195)
Noncontrolling interest contributions	—	1,911
Noncontrolling interest distributions	(1,260)	(1,964)
Principal payments of long-term obligations	(19,552)	(18,382)
Debt issuance costs	(499)	—
Net cash used in financing activities	(27,167)	(22,630)
Net increase in cash, cash equivalents and restricted cash	34,062	18,495
Cash, cash equivalents and restricted cash at beginning of period	303,242	138,863
Cash, cash equivalents and restricted cash at end of period	$337,304	$157,358
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$12,359	$15,507
Cash paid for income taxes, net of refunds received	$25,330	$18,393
Cash paid for operating lease liabilities	$17,612	$16,498
Cash paid for finance lease liabilities	$8,302	$7,111

	For the Six-Month Periods Ended June 30,
	2025	2024
Supplemental Disclosures of Non-Cash Activity:
Right of use assets obtained in exchange for operating lease liabilities	$20,381	$10,947
Right of use assets obtained in exchange for finance lease liabilities	$6,239	$10,017
Reductions to right of use assets resulting from reductions to operating lease liabilities	$75	$168
Reductions to right of use assets resulting from reductions to finance lease liabilities	$688	$1,119

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. NATURE OF OPERATIONS, CONSOLIDATION AND PRESENTATION OF FINANCIAL STATEMENTS
Amedisys, Inc., a Delaware corporation (together with its consolidated subsidiaries, referred to herein as “Amedisys,” “we,” “us,” or “our”), is a multi-state provider of home health, hospice and high acuity care services with approximately 68% of our consolidated net service revenue derived from Medicare for the three and six-month periods ended June 30, 2025, and approximately 69% and 70% of our consolidated net service revenue derived from Medicare for the three and six-month periods ended June 30, 2024, respectively. As of June 30, 2025, we owned and operated 347 Medicare-certified home health care centers, 164 Medicare-certified hospice care centers and 8 admitting high acuity care joint ventures in 38 states within the United States and the District of Columbia.
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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Net service revenue by payor class as a percentage of total net service revenue for each of our operating segments, which are described in Note 8 - Segment Information, is as follows:

	For the Three-Month Periods Ended June 30,		For the Six-Month Periods Ended June 30,
	2025	2024	2025	2024
Home Health:
Medicare	35%	36%	35%	37%
Non-Medicare - Episodic-based	9%	8%	9%	8%
Non-Medicare - Non-episodic based	20%	19%	20%	19%
Hospice:
Medicare	33%	33%	33%	33%
Non-Medicare	1%	2%	1%	2%
High Acuity Care	2%	2%	2%	1%
	100%	100%	100%	100%
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
Medicare can also make various adjustments to payments received if we are unable to produce appropriate billing documentation or acceptable authorizations. We estimate the impact of such adjustments based on our historical collection experience, which primarily includes a historical collection rate of approximately 99% on Medicare claims, and record this estimate during the period in which services are rendered to revenue with a corresponding reduction to patient accounts receivable.
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
Hospice Revenue Recognition
Hospice Medicare Revenue
Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the estimated payment rates. The estimated payment rates are predetermined daily or hourly rates for each of the four levels of care we deliver. The four levels of care are routine care, general inpatient care, continuous home care and respite care. Routine care accounted for 97% of our total Medicare hospice service revenue for the three and six-month periods ended June 30, 2025 and 2024. There are two separate payment rates for routine care: payments for the first 60 days of care and care beyond 60 days. In addition to the two routine rates, we may also receive a service intensity add-on (“SIA”). The SIA is based on visits made in the last seven days of life by a registered nurse or medical social worker for patients in a routine level of care.
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
Additionally, our hospice service revenue is subject to certain limitations on payments from Medicare which are considered variable consideration. We are subject to an inpatient cap limit and an overall Medicare payment cap for each provider number. We monitor these caps on a provider-by-provider basis and estimate amounts due back to Medicare if we estimate a cap has been exceeded. We record these adjustments as a reduction to revenue and an increase in accrued expenses within our condensed consolidated balance sheets. Providers are required to self-report and pay their estimated cap liability by February

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
28th of the following year. As of June 30, 2025 and December 31, 2024, we had recorded $1.8 million and $1.3 million, respectively, for estimated amounts due back to Medicare in accrued expenses for the Federal cap years ended September 30, 2018 through September 30, 2025.
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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Patient Accounts Receivable
We report accounts receivable from services rendered at their estimated transaction price, which includes contractual and non-contractual revenue adjustments based on the amounts expected to be due from payors. Our patient accounts receivable are uncollateralized and consist of amounts due from Medicare, Medicaid, other third-party payors and patients. Our non-Medicare third-party payor base is comprised of a diverse group of payors that are geographically dispersed across the country. As of June 30, 2025, there is one payor, other than Medicare, that accounts for more than 10% of our total outstanding patient receivables (approximately 11%). Thus, we believe there are no other significant concentrations of receivables that would subject us to any significant credit risk in the collection of our patient accounts receivable. We write off accounts on a monthly basis once we have exhausted our collection efforts and deem an account to be uncollectible. We believe the collectability risk associated with our Medicare accounts, which represented 62% and 64% of our patient accounts receivable at June 30, 2025 and December 31, 2024, respectively, is limited due to our historical collection rate of over 99% from Medicare and the fact that Medicare is a U.S. government payor.
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
Fair Value of Financial Instruments
The following details our financial instruments where the carrying value and the fair value differ (amounts in millions):

		Fair Value at Reporting Date Using
Financial Instrument	Carrying Value as of June 30, 2025	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
$450.0 million Term Loan	$338.1	$—	$333.9	$—

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

	For the Three- Month Periods Ended June 30,		For the Six- Month Periods Ended June 30,
	2025	2024	2025	2024
Weighted average number of shares outstanding - basic	32,849	32,706	32,822	32,688
Effect of dilutive securities:
Stock options	11	10	10	10
Non-vested stock and stock units	429	331	399	294
Weighted average number of shares outstanding - diluted	33,289	33,047	33,231	32,992
Anti-dilutive securities	177	224	409	472
3. INVESTMENTS
We consolidate investments when the entity is a variable interest entity ("VIE") and we are the primary beneficiary or if we have controlling interests in the entity, which is generally ownership in excess of 50%. Third-party equity interests in our consolidated joint ventures are reflected as noncontrolling interests in our condensed consolidated financial statements.
We account for investments in entities in which we have the ability to exercise significant influence under the equity method of accounting if we hold 50% or less of the voting stock and the entity is not a VIE in which we are the primary beneficiary. The book value of investments that we account for under the equity method of accounting was $97.9 million and $49.8 million as of June 30, 2025 and December 31, 2024, respectively, and is reflected in other assets within our condensed consolidated balance sheets.
During the three-month period ended March 31, 2025, a third-party acquired a majority of the membership interests of a newly formed entity which included one of our equity method investments, Medalogix, as well as a healthcare referral and workflow management company. We rolled 100% of our ownership interest in Medalogix into the newly formed entity, and in connection with the transaction, we recognized a $48.1 million gain based on the fair value of our equity in Medalogix upon executing the transaction, which is reflected in gain on equity method investment within our condensed consolidated income statement. We will continue to account for our investment in the new combined entity under the equity method of accounting in accordance with ASC 323, Investments - Equity Method and Joint Ventures.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We account for investments in entities in which we have less than 20% ownership interest under the cost method of accounting if we do not have the ability to exercise significant influence over the investee. The book value of investments that we account for under the cost method of accounting was $19.1 million and $20.0 million as of June 30, 2025 and December 31, 2024, respectively, and is reflected in other assets within our condensed consolidated balance sheets. During the three-month period ended June 30, 2025, we determined the book value of one of our cost method investments exceeded its fair value. As a result, we recorded a non-cash impairment charge of $0.9 million, which is reflected in impairment within general and administrative expenses in our condensed consolidated income statement.
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
As of June 30, 2025, we are consolidating all of our joint ventures with health system partners as well as the professional corporation as we have concluded that we are the primary beneficiary of these VIEs. We are in the process of winding down the operations of one of our consolidated joint ventures. As a result, we recorded an adjustment to the carrying value of noncontrolling interest totaling $3.5 million to miscellaneous, net within other income (expense) in our condensed consolidated income statement during the three-month period ended June 30, 2025.
The terms of the agreements with each VIE prohibit us from using the assets of the VIE to satisfy the obligations of other entities. The carrying amount of the VIEs’ assets and liabilities included in our condensed consolidated balance sheets are as follows (amounts in millions):

	As of June 30, 2025	As of December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$9.9	$10.0
Patient accounts receivable	8.8	8.1
Total current assets	18.7	18.1
Operating lease right of use assets	0.1	—
Goodwill	8.5	8.5
Intangible assets	0.4	0.4
Other assets	0.3	0.3
Total assets	$28.0	$27.3
LIABILITIES
Current liabilities:
Accounts payable	$0.7	$0.6
Payroll and employee benefits	1.1	1.2
Accrued expenses	9.1	9.4
Operating lease liabilities	0.1	0.1
Total liabilities	$11.0	$11.3

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
On December 26, 2024, each of the parties to the Merger Agreement entered into a waiver (the “Waiver”) pursuant to which, among other things, Amedisys and UnitedHealth Group each waived its right to terminate the Merger Agreement due to a failure of the Merger to have been consummated by the outside date (as defined in the Merger Agreement) until the earlier of (i) 5:00 p.m. (New York time) on the tenth business day following a final order (whether or not appealable) issued by the U.S. District Court for the District of Maryland with respect to the complaint filed by the DOJ and certain other parties regarding the Merger and the other transactions contemplated by the Merger Agreement that permanently prohibits the consummation of the Merger and (ii) 11:59 p.m. (New York time) on December 31, 2025 (the “Waiver Period”). The Waiver also contains waivers by the parties thereto such that, (i) the Regulatory Break Fee (as defined in the Merger Agreement) under the Merger Agreement will be $275,000,000; (ii) the revenue-related aspect of the definition of “Burdensome Condition” (as defined in the Merger Agreement) is increased; (iii) Amedisys may take certain actions that would otherwise be prohibited by interim operating covenants contained in the Merger Agreement; and (iv) certain closing conditions relating to government approvals are no longer conditions to the consummation of the Merger.
On April 30, 2025, Amedisys, UnitedHealth Group and certain of their respective subsidiaries, collectively, sellers, entered into an agreement (the "BrightSpring Purchase Agreement") relating to the sale of certain Amedisys home health and hospice care centers and certain UnitedHealth Group care centers to Adoration Home Health Acquisitions, LLC, Adoration Hospice Care Acquisitions, LLC, and Senescence, LLC (doing business as All Saints Hospice), affiliates of BrightSpring Health Services, collectively, buyers, and Res-Care, Inc., as guarantor (the “BrightSpring Divestiture”). The scope of the Amedisys care centers to be divested pursuant to the BrightSpring Purchase Agreement is subject to change based upon ongoing discussions with the DOJ. Consummation of the BrightSpring Divestiture is contingent on a number of conditions, including approval by the DOJ and the consummation of the Merger, which itself is subject to a number of conditions as discussed below.
Additionally, on April 30, 2025, Amedisys, UnitedHealth Group and certain of their respective subsidiaries, collectively, sellers, entered into an agreement (the "Pennant Purchase Agreement") relating to the sale of certain Amedisys home health care centers and certain UnitedHealth Group care centers to Cornerstone Healthcare, Inc. and Tensaw River Healthcare, LLC, affiliates of The Pennant Group, collectively, buyers (the “Pennant Divestiture”). The scope of the Amedisys care centers to be divested pursuant to the Pennant Purchase Agreement is subject to change based upon ongoing discussions with the DOJ. Consummation of the Pennant Divestiture is contingent on a number of conditions, including approval by the DOJ and the consummation of the Merger, which itself is subject to a number of conditions as discussed below.
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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5. LONG-TERM OBLIGATIONS
Long-term debt consists of the following for the periods indicated (amounts in millions):

	June 30, 2025	December 31, 2024
$450.0 million Term Loan; interest rate at Base Rate plus Applicable Rate or Term SOFR plus Applicable Rate (5.9% at June 30, 2025); due July 30, 2027	$338.1	$349.4
$550.0 million Revolving Credit Facility; interest only payments; interest rate at Base Rate plus Applicable Rate or Term SOFR plus Applicable Rate; due July 30, 2027	—	—
Finance leases	26.7	29.5
Principal amount of long-term obligations	364.8	378.9
Deferred debt issuance costs	(1.6)	(1.6)
	363.2	377.3
Current portion of long-term obligations	(36.8)	(38.0)
Long-term obligations, less current portion	$326.4	$339.3
Fourth Amended Credit Agreement
Our Credit Agreement provides for a senior secured credit facility in an initial aggregate principal amount of up to $1.0 billion, which includes a $550.0 million Revolving Credit Facility and a term loan facility with a principal amount of up to $450.0 million (the "Amended Term Loan Facility" and collectively with the Revolving Credit Facility, the "Amended Credit Facility").
On April 17, 2025, we entered into the Fourth Amendment to our Credit Agreement (as amended by the Fourth Amendment, the "Fourth Amended Credit Agreement"). Pursuant to the Fourth Amendment, the parties to the existing Credit Agreement (i) extended the maturity date of the Credit Facility from July 30, 2026 to July 30, 2027; (ii) added certain provisions for "Outbound Investment Rules" that relate to the regulations administered and enforced by the United States Treasury Department under U.S. Executive Order 14105 of August 9, 2023, or any similar law or regulation; and (iii) made certain other amendments to the existing Credit Agreement. In connection with our entry into the Fourth Amended Credit Agreement, we recorded $0.5 million in deferred debt issuance costs as long-term obligations, less current portion within our condensed consolidated balance sheet during the three-month period ended June 30, 2025.
The loans issued under the Amended Credit Facility bear interest on a per annum basis, at our election, at either: (i) the Base Rate plus the Applicable Rate or (ii) the Term SOFR plus the Applicable Rate. The “Base Rate” means a fluctuating rate per annum equal to the highest of (a) the federal funds rate plus 0.50% per annum, (b) the prime rate of interest established by the Administrative Agent, and (c) the Term SOFR plus 1% per annum. The “Term SOFR” means the quoted rate per annum equal to the SOFR for an interest period of one or three months (as selected by us) plus the SOFR adjustment of 0.10%. The “Applicable Rate” is based on the consolidated leverage ratio and is presented in the table below. As of June 30, 2025, the Applicable Rate is 0.50% per annum for Base Rate Loans and 1.50% per annum for Term SOFR Loans. We are also subject to a commitment fee and letter of credit fee under the terms of the Fourth Amended Credit Agreement, as presented in the table below.

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
The Fourth Amended Credit Agreement requires maintenance of two financial covenants: (i) a consolidated leverage ratio of funded indebtedness to Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), as defined in the Fourth Amended Credit Agreement, and (ii) a consolidated interest coverage ratio of EBITDA to cash interest charges, as defined in the Fourth Amended Credit Agreement. Each of these covenants is calculated over rolling four-quarter periods and also is subject to certain exceptions and baskets. The Fourth Amended Credit Agreement also contains customary covenants, including, but not limited to, restrictions on: incurrence of liens, incurrence of additional debt, sales of assets and other fundamental corporate changes, investments and declarations of dividends. These covenants contain customary exclusions and baskets as detailed in the Fourth Amended Credit Agreement. As of June 30, 2025, we are in compliance with our covenants.
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
As of June 30, 2025 and 2024, we had no outstanding borrowings under our $550.0 million Revolving Credit Facility. Our weighted average interest rate for borrowings under our Amended Term Loan Facility was 6.0% for the three and six-month periods ended June 30, 2025 and 7.3% for the three and six-month periods ended June 30, 2024.
As of June 30, 2025, our availability under our $550.0 million Revolving Credit Facility was $508.0 million as we have no outstanding borrowings and $42.0 million outstanding in letters of credit.
Finance Leases
Our outstanding finance leases totaling $26.7 million relate to leased equipment and fleet vehicles and bear interest rates ranging from 5.1% to 8.1%.

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
The recognition of income taxes at interim periods is completed using an estimated annual effective tax rate. The effective tax rate for the period is influenced by the relationship of the amount of “effective tax rate drivers” (i.e. non-deductible expenses, non-taxable income, tax credits, valuation allowance, uncertain tax positions, etc.) to income or loss before taxes. For the three and six-month periods ended June 30, 2025, the company incurred merger related expenses totaling $26.3 million and $43.0 million, respectively, which is a significant and unusual reduction to income before taxes and is inclusive of $25.4 million and $41.2 million, respectively, of “effective tax rate drivers.” For the three and six-month periods ended June 30, 2024, the company incurred merger related expenses totaling $11.9 million and $32.6 million, respectively, which is a significant and unusual reduction to income before taxes and is inclusive of $9.9 million and $27.1 million, respectively, of “effective tax rate drivers.” Consequently, for the three and six-month periods ended June 30, 2025 and 2024, the relationship between the “effective tax rate drivers” and income before taxes is distorted, resulting in an unusual effective tax rate.

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
In July 2010, our subsidiary that provides hospice services in Florence, South Carolina received from a ZPIC a request for records regarding a sample of 30 beneficiaries who received services from the subsidiary during the period of January 1, 2008 through March 31, 2010 (the “Review Period”) to determine whether the underlying services met pertinent Medicare payment requirements. We acquired the hospice operations subject to this review on August 1, 2009; the Review Period covered time periods both before and after our ownership of these hospice operations. Based on the ZPIC’s findings for 16 beneficiaries, which were extrapolated to all claims for hospice services provided by the Florence subsidiary billed during the Review Period, on June 6, 2011, the Medicare Administrative Contractor (“MAC”) for the subsidiary issued a notice of overpayment seeking recovery from our subsidiary of an alleged overpayment. We disputed these findings, and our Florence subsidiary filed appeals through the Original Medicare Standard Appeals Process, in which we sought to have those findings overturned. An administrative law judge ("ALJ") hearing was held in early January 2015. On January 18, 2016, we received a letter referencing the ALJ hearing decision for the overpayment issued on June 6, 2011. The decision was partially favorable with a new overpayment amount of $3.7 million with a balance owed of $5.6 million, including interest, based on 9 disputed claims (originally 16). We filed an appeal to the Medicare Appeals Council on the remaining 9 disputed claims and also argued that the statistical method used to select the sample was not valid. No assurances can be given as to the timing or outcome of the Medicare Appeals Council decision. As of June 30, 2025, Medicare has withheld payments of $5.7 million (including additional interest) as part of their standard procedures once this level of the appeal process has been reached. In the event we are not able to recoup this alleged overpayment, we are entitled to be indemnified by the prior owners of the hospice operations for amounts relating to the period prior to August 1, 2009. On January 10, 2019, an arbitration panel from the American Health Lawyers Association determined that the prior owners' liability for their indemnification obligation was $2.8 million. This amount is recorded as an indemnity receivable within other assets in our condensed consolidated balance sheets.
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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the Three-Month Period Ended June 30, 2025
	Home Health	Hospice	High Acuity Care	Other(1)	Total
Net service revenue	$396.2	$215.0	$10.7	$—	$621.9
Cost of service, inclusive of depreciation	232.0	109.1	7.4	—	348.5
General and administrative expenses	94.9	50.7	5.9	71.0	222.5
Depreciation and amortization	2.0	0.8	0.8	0.8	4.4
Impairment	—	—	—	0.9	0.9
Operating expenses	328.9	160.6	14.1	72.7	576.3
Operating income (loss)	$67.3	$54.4	$(3.4)	$(72.7)	$45.6

	For the Three-Month Period Ended June 30, 2024
	Home Health	Hospice	High Acuity Care	Other(1)	Total
Net service revenue	$377.4	$204.0	$9.8	$—	$591.2
Cost of service, inclusive of depreciation	216.0	104.6	6.4	—	327.0
General and administrative expenses	92.4	48.7	5.4	61.1	207.6
Depreciation and amortization	1.9	0.8	0.8	0.9	4.4
Operating expenses	310.3	154.1	12.6	62.0	539.0
Operating income (loss)	$67.1	$49.9	$(2.8)	$(62.0)	$52.2

	For the Six-Month Period Ended June 30, 2025
	Home Health	Hospice	High Acuity Care	Other(1)	Total
Net service revenue	$775.5	$421.1	$20.0	$—	$1,216.6
Cost of service, inclusive of depreciation	452.3	215.7	14.5	—	682.5
General and administrative expenses	189.6	100.4	11.0	134.5	435.5
Depreciation and amortization	4.0	1.6	1.7	1.5	8.8
Impairment	—	—	—	0.9	0.9
Operating expenses	645.9	317.7	27.2	136.9	1,127.7
Operating income (loss)	$129.6	$103.4	$(7.2)	$(136.9)	$88.9

	For the Six-Month Period Ended June 30, 2024
	Home Health	Hospice	High Acuity Care	Other(1)	Total
Net service revenue	$741.4	$405.0	$16.2	$—	$1,162.6
Cost of service, inclusive of depreciation	426.4	209.9	12.2	—	648.5
General and administrative expenses	183.4	96.8	11.3	130.1	421.6
Depreciation and amortization	3.7	1.5	1.7	1.8	8.7
Operating expenses	613.5	308.2	25.2	131.9	1,078.8
Operating income (loss)	$127.9	$96.8	$(9.0)	$(131.9)	$83.8
(1) General and administrative expenses for our corporate support function includes $26.3 million and $43.0 million in merger-related expenses for the three and six-month periods ended June 30, 2025, respectively, and $11.9 million and $32.6 million in merger-related expenses for the three and six-month periods ended June 30, 2024, respectively.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9. RELATED PARTY TRANSACTIONS
Prior to March 18, 2025, we had an investment in Medalogix, a healthcare predictive data and analytics company, which was accounted for under the equity method of accounting. We incurred costs of approximately $2.7 million during the period January 1, 2025 through March 17, 2025 and $3.2 million and $6.1 million during the three and six-month periods ended June 30, 2024, respectively, in connection with our usage of Medalogix's analytics platforms.
Effective March 18, 2025, Medalogix was combined with a healthcare referral and workflow management company, creating a new company, which is accounted for under the equity method of accounting (see Note 3 - Investments for additional information). We incurred costs of approximately $4.5 million and $5.1 million during the three-month period ended June 30, 2025 and the period March 18, 2025 through June 30, 2025 in connection with our usage of these platforms.
We have an investment in a technology-enabled clinician sourcing application, which is accounted for under the cost method of accounting. We incurred costs of approximately $0.6 million and $1.4 million during the three and six-month periods ended June 30, 2025, respectively, and $0.2 million and $0.5 million during the three and six-month periods ended June 30, 2024, respectively, in connection with our usage of the technology-enabled clinician sourcing application's services.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition for the three and six-month periods ended June 30, 2025. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included herein, and the consolidated financial statements and notes and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 27, 2025 (the “Form 10-K”). Historical results that appear in the condensed consolidated financial statements should not be interpreted as being indicative of future operations.
Unless otherwise provided, “Amedisys,” “we,” “our,” and “the Company” refer to Amedisys, Inc. and our consolidated subsidiaries.
Overview
We are a provider of high-quality in-home healthcare and related services to the chronic, co-morbid, aging American population with approximately 68% of our consolidated net service revenue derived from Medicare for the three and six-month periods ended June 30, 2025, and approximately 69% and 70% of our consolidated net service revenue derived from Medicare for the three and six-month periods ended June 30, 2024, respectively.
Our operations involve servicing patients through our three reportable business segments: home health, hospice and high acuity care. Our home health segment delivers a wide range of services in the homes of individuals who may be recovering from an illness, injury or surgery. Our hospice segment provides care that is designed to provide comfort and support for those who are facing a terminal illness. Our high acuity care segment delivers the essential elements of inpatient hospital, palliative and skilled nursing facility ("SNF") care to patients in their homes. As of June 30, 2025, we owned and operated 347 Medicare-certified home health care centers, 164 Medicare-certified hospice care centers and 8 admitting high acuity care joint ventures in 38 states within the United States and the District of Columbia.
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

On December 26, 2024, each of the parties to the Merger Agreement entered into a waiver (the “Waiver”) pursuant to which, among other things, Amedisys and UnitedHealth Group each waived its right to terminate the Merger Agreement due to a failure of the Merger to have been consummated by the outside date (as defined in the Merger Agreement) until the earlier of (i) 5:00 p.m. (New York time) on the tenth business day following a final order (whether or not appealable) issued by the U.S. District Court for the District of Maryland with respect to the complaint filed by the DOJ and certain other parties regarding the Merger and the other transactions contemplated by the Merger Agreement that permanently prohibits the consummation of the Merger and (ii) 11:59 p.m. (New York time) on December 31, 2025 (the “Waiver Period”). The Waiver also contains waivers by the parties thereto such that, (i) the Regulatory Break Fee (as defined in the Merger Agreement) under the Merger Agreement will be $275,000,000; (ii) the revenue-related aspect of the definition of “Burdensome Condition” (as defined in the Merger Agreement) is increased; (iii) Amedisys may take certain actions that would otherwise be prohibited by interim operating covenants contained in the Merger Agreement; and (iv) certain closing conditions relating to government approvals are no longer conditions to the consummation of the Merger.
On April 30, 2025, Amedisys, UnitedHealth Group and certain of their respective subsidiaries, collectively, sellers, entered into an agreement (the "BrightSpring Purchase Agreement") relating to the sale of certain Amedisys home health and hospice care centers and certain UnitedHealth Group care centers to Adoration Home Health Acquisitions, LLC, Adoration Hospice Care Acquisitions, LLC, and Senescence, LLC (doing business as All Saints Hospice), affiliates of BrightSpring Health Services, collectively, buyers, and Res-Care, Inc., as guarantor (the “BrightSpring Divestiture”). The scope of the Amedisys care centers to be divested pursuant to the BrightSpring Purchase Agreement is subject to change based upon ongoing discussions with the DOJ. Consummation of the BrightSpring Divestiture is contingent on a number of conditions, including approval by the DOJ and the consummation of the Merger, which itself is subject to a number of conditions as discussed below.
Additionally, on April 30, 2025, Amedisys, UnitedHealth Group and certain of their respective subsidiaries, collectively, sellers, entered into an agreement (the "Pennant Purchase Agreement") relating to the sale of certain Amedisys home health care centers and certain UnitedHealth Group care centers to Cornerstone Healthcare, Inc. and Tensaw River Healthcare, LLC, affiliates of The Pennant Group, collectively, buyers (the “Pennant Divestiture”). The scope of the Amedisys care centers to be divested pursuant to the Pennant Purchase Agreement is subject to change based upon ongoing discussions with the DOJ. Consummation of the Pennant Divestiture is contingent on a number of conditions, including approval by the DOJ and the consummation of the Merger, which itself is subject to a number of conditions as discussed below.
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
On June 30, 2025, CMS issued the CY 2026 Proposed Rule for Medicare home health providers. CMS estimates that the proposed rule will result in a 6.4% decrease in payments to home health providers. This decrease is the result of a permanent adjustment of -3.7% based on the difference between assumed and actual behavior changes resulting from the implementation of PDGM, a temporary adjustment of -4.6% related to overpayments in the years 2020 - 2024 as calculated by CMS and an adjustment of -0.5% for the update to the fixed-dollar loss ratio used in determining outlier payments. These items are partially offset by a +2.4% payment update (3.2% market basket adjustment less a 0.8% productivity adjustment). Based on our analysis of the proposed rule, we expect our impact to be in line with the 6.4% decrease. Amedisys is partnering with our industry advocates, lobbying firms and others to share comments with CMS on the proposed rule.

Results of Operations
Three-Month Period Ended June 30, 2025 Compared to the Three-Month Period Ended June 30, 2024
Consolidated
The following table summarizes our consolidated results of operations (amounts in millions):

	For the Three-Month Periods Ended June 30,
	2025	2024
Net service revenue	$621.9	$591.2
Cost of service, inclusive of depreciation	348.5	327.0
Gross margin	273.4	264.2
% of revenue	44.0%	44.7%
General and administrative expenses	222.5	207.6
% of revenue	35.8%	35.1%
Depreciation and amortization	4.4	4.4
Impairment	0.9	—
Operating income	45.6	52.2
Total other income (expense), net	2.7	(3.0)
Income tax expense	(19.3)	(16.6)
Effective income tax rate	39.9%	33.8%
Net income	29.1	32.6
Net income attributable to noncontrolling interests	(1.0)	(0.3)
Net income attributable to Amedisys, Inc.	$28.1	$32.3
On a consolidated basis, our operating income decreased $7 million on a $31 million increase in net service revenue. Our year-over-year results were impacted by a $14 million increase in our merger-related expenses ($26 million in 2025; $12 million in 2024). Excluding our merger-related expenses, our operating income increased $7 million on a $31 million increase in net service revenue due to rate increases and growth in volume partially offset by planned wage increases, a shift in our home health payor mix, employee-related insurance costs and a non-cash impairment charge on a cost method investment.
Our operating results reflect a $15 million increase in our general and administrative expenses compared to the prior year. Excluding the increase in our merger-related expenses ($14 million), our general and administrative expenses increased $1 million due to planned wage increases and higher information technology costs partially offset by lower legal fees and a reduction in corporate support costs.
Total other income (expense), net includes the following items (amounts in millions):

	For the Three-Month Periods Ended June 30,
	2025	2024
Interest income	$3.0	$1.6
Interest expense	(6.4)	(7.9)
Equity in earnings from equity method investments	1.6	1.5
Miscellaneous, net(1)	4.5	1.8
Total other income (expense), net	$2.7	$(3.0)
(1) Miscellaneous, net includes a $3.5 million adjustment to the carrying value of noncontrolling interest recorded in connection with the termination of one of our high acuity care joint ventures.

Home Health Segment
The following table summarizes our home health segment results of operations:

	For the Three-Month Periods Ended June 30,
	2025	2024
Financial Information (in millions):
Medicare	$215.1	$216.1
Non-Medicare	181.1	161.3
Net service revenue	396.2	377.4
Cost of service, inclusive of depreciation	232.0	216.0
Gross margin	164.2	161.4
General and administrative expenses	94.9	92.4
Depreciation and amortization	2.0	1.9
Operating income	$67.3	$67.1
Same Store Growth(1):
Medicare revenue	—%	(2%)
Non-Medicare revenue	12%	24%
Total admissions	6%	13%
Total volume(2)	6%	9%
Key Statistical Data - Total(3):
Admissions	117,002	110,188
Recertifications	48,840	46,170
Total volume	165,842	156,358

Medicare completed episodes	72,245	73,000
Average Medicare revenue per completed episode(4)	$3,058	$3,036
Medicare visits per completed episode(5)	12.0	12.2

Visiting clinician cost per visit	$108.13	$106.00
Clinical manager cost per visit	12.52	11.89
Total cost per visit	$120.65	$117.89
Visits	1,922,747	1,831,990
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

Operating Results
Overall, our operating income remained flat on a $19 million increase in net service revenue as volume growth and the increase in Medicare reimbursement effective January 1, 2025 were offset by a shift in our payor mix, planned wage increases, employee-related insurance costs and an increase in our general and administrative expenses.

Net Service Revenue
Our net service revenue increased $19 million as a result of same store total volume growth of 6% and the increase in Medicare reimbursement effective January 1, 2025 partially offset by a shift in our payor mix.
Cost of Service, Inclusive of Depreciation
Our cost of service consists of costs associated with direct clinician care in the homes of our patients as well as the cost of clinical managers who monitor the overall delivery of care and certified coders. Overall, our total cost of service increased 7% due to a 2% increase in our total cost per visit and a 5% increase in total visits year over year. The 2% increase in our total cost per visit is primarily due to planned wage increases, wage inflation, employee-related insurance costs and an increase in contract clinicians, salaried clinicians and clinical managers.
General and Administrative Expenses
Our general and administrative expenses increased $3 million due to planned wage increases and higher information technology costs.
Hospice Segment
The following table summarizes our hospice segment results of operations:

	For the Three-Month Periods Ended June 30,
	2025	2024
Financial Information (in millions):
Medicare	$205.1	$193.7
Non-Medicare	9.9	10.3
Net service revenue	215.0	204.0
Cost of service, inclusive of depreciation	109.1	104.6
Gross margin	105.9	99.4
General and administrative expenses	50.7	48.7
Depreciation and amortization	0.8	0.8
Operating income	$54.4	$49.9
Same Store Growth(1):
Medicare revenue	6%	3%
Hospice admissions	—%	(2%)
Average daily census	1%	—%
Key Statistical Data - Total(2):
Hospice admissions	12,172	12,124
Average daily census	13,132	12,968
Revenue per day, net	$179.96	$172.88
Cost of service per day	$91.36	$88.65
Average discharge length of stay	93	90
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
Operating Results
Overall, our operating income increased $5 million on an $11 million increase in net service revenue primarily due to the increase in reimbursement effective October 1, 2024 and average daily census growth partially offset by planned wage increases and an increase in our general and administrative expenses.

Net Service Revenue
Our net service revenue increased $11 million primarily due to the increase in reimbursement effective October 1, 2024 and a 1% increase in our average daily census.
Cost of Service, Inclusive of Depreciation
Our hospice cost of service increased 4% primarily due to a 3% increase in our cost of service per day and a 1% increase in our hospice days. The increase in our cost of service per day is primarily due to planned wage increases, wage inflation and investments in hospice clincal staffing.
General and Administrative Expenses
Our general and administrative expenses increased $2 million primarily due to planned wage increases and higher information technology costs.
High Acuity Care Segment
The following table summarizes our high acuity care segment results of operations:

	For the Three-Month Periods Ended June 30,
	2025	2024
Financial Information (in millions):
Medicare	$—	$—
Non-Medicare	10.7	9.8
Net service revenue	10.7	9.8
Cost of service, inclusive of depreciation	7.4	6.4
Gross margin	3.3	3.4
General and administrative expenses	5.9	5.4
Depreciation and amortization	0.8	0.8
Operating loss	$(3.4)	$(2.8)
Key Statistical Data - Total:
Full risk admissions	225	157
Limited risk admissions	848	675
Total admissions	1,073	832
Total admissions growth	29%	56%

Full risk revenue per episode	$11,311	$10,124
Limited risk revenue per episode	$6,700	$6,816

Number of admitting joint ventures	8	9
Operating Results
Our operating loss increased despite an increase in our net service revenue due to lower savings on our risk-based palliative care contract compared to prior year as well as severance costs recorded in connection with the termination of one of our joint ventures.
We expect our high acuity care segment to continue to generate operating losses; however, we also expect improvement as we leverage our operating structure.
Net Service Revenue
Our net service revenue increased as a result of growth in our home recovery care and palliative care services partially offset by lower savings on our risk-based palliative care contract compared to prior year. Our high acuity care segment achieved its highest total admissions volume since inception during the three-month period ended June 30, 2025.

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
General and Administrative Expenses
Our general and administrative expenses, which primarily consist of salaries and benefits and incentive compensation costs, increased $0.5 million.
Corporate
The following table summarizes our corporate results of operations:

	For the Three-Month Periods Ended June 30,
	2025	2024
Financial Information (in millions):
General and administrative expenses	$71.0	$61.1
Depreciation and amortization	0.8	0.9
Impairment	0.9	—
Total operating expenses	$72.7	$62.0
Corporate expenses consist of costs related to our executive management and corporate and administrative support functions, primarily information services, accounting, finance, billing and collections, legal, compliance, risk management, procurement, marketing, clinical administration, training, human resources and administration.
Corporate general and administrative expenses increased $10 million year over year, which is inclusive of a $14 million increase in merger-related expenses. Excluding our merger-related expenses, our corporate general and administrative expenses decreased $4 million primarily due to lower legal fees and a reduction in corporate support costs partially offset by planned wage increases.

Six-Month Period Ended June 30, 2025 Compared to the Six-Month Period Ended June 30, 2024
Consolidated
The following table summarizes our consolidated results of operations (amounts in millions):

	For the Six-Month Periods Ended June 30,
	2025	2024
Net service revenue	$1,216.6	$1,162.6
Cost of service, inclusive of depreciation	682.5	648.5
Gross margin	534.1	514.1
% of revenue	43.9%	44.2%
General and administrative expenses	435.5	421.6
% of revenue	35.8%	36.3%
Depreciation and amortization	8.8	8.7
Impairment	0.9	—
Operating income	88.9	83.8
Total other income (expense), net	50.6	(7.4)
Income tax expense	(48.6)	(29.3)
Effective income tax rate	34.9%	38.3%
Net income	90.9	47.2
Net income attributable to noncontrolling interests	(1.8)	(0.5)
Net income attributable to Amedisys, Inc.	$89.1	$46.7
On a consolidated basis, our operating income increased $5 million on a $54 million increase in net service revenue. Our year-over-year results were impacted by a $10 million increase in our merger-related expenses ($43 million in 2025; $33 million in 2024). Excluding our merger-related expenses, our operating income increased $15 million on a $54 million increase in net service revenue due to rate increases and growth in volume partially offset by planned wage increases, a shift in our home health payor mix, employee-related insurance costs, an increase in our general and administrative expenses and a non-cash impairment charge on a cost method investment.
Our operating results reflect a $14 million increase in our general and administrative expenses compared to the prior year. Excluding the increase in our merger-related expenses ($10 million), our general and administrative expenses increased $4 million due to planned wage increases, employee-related insurance costs and higher information technology costs partially offset by lower legal fees and incentive compensation costs as well as a reduction in corporate support costs.

Total other income (expense), net includes the following items (amounts in millions):

	For the Six-Month Periods Ended June 30,
	2025	2024
Interest income	$5.9	$3.3
Interest expense	(12.8)	(16.0)
Equity in earnings from equity method investments	3.4	2.4
Gain on equity method investment(1)	48.1	—
Miscellaneous, net(2)	6.0	2.9
Total other income (expense), net	$50.6	$(7.4)
(1) During the three-month period ended March 31, 2025, a third-party acquired a majority of the membership interests of a newly formed entity which included one of our equity method investments, Medalogix, as well as a healthcare referral and workflow management company. We rolled 100% of our ownership interest in Medalogix into the newly formed entity, and in connection with the transaction, we recognized a $48.1 million gain based on the fair value of our equity in Medalogix upon executing the transaction.
(2) Miscellaneous, net includes a $3.5 million adjustment to the carrying value of noncontrolling interest recorded during the three-month period ended June 30, 2025 in connection with the termination of one of our high acuity care joint ventures.

Home Health Segment
The following table summarizes our home health segment results of operations:

	For the Six-Month Periods Ended June 30,
	2025	2024
Financial Information (in millions):
Medicare	$426.3	$431.9
Non-Medicare	349.2	309.5
Net service revenue	775.5	741.4
Cost of service, inclusive of depreciation	452.3	426.4
Gross margin	323.2	315.0
General and administrative expenses	189.6	183.4
Depreciation and amortization	4.0	3.7
Operating income	$129.6	$127.9
Same Store Growth(1):
Medicare revenue	(1%)	(1%)
Non-Medicare revenue	13%	20%
Total admissions	6%	12%
Total volume(2)	6%	8%
Key Statistical Data - Total(3):
Admissions	236,598	222,403
Recertifications	93,190	90,131
Total volume	329,788	312,534

Medicare completed episodes	142,116	145,998
Average Medicare revenue per completed episode(4)	$3,034	$3,017
Medicare visits per completed episode(5)	11.8	12.0

Visiting clinician cost per visit	$107.95	$105.68
Clinical manager cost per visit	12.81	11.95
Total cost per visit	$120.76	$117.63
Visits	3,745,134	3,624,619
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
Operating Results
Overall, our operating income increased $2 million on a $34 million increase in net service revenue primarily due to volume growth and the increase in Medicare reimbursement effective January 1, 2025. These items were partially offset by a shift in our payor mix, planned wage increases, employee-related insurance costs and an increase in our general and administrative expenses.

Net Service Revenue
Our net service revenue increased $34 million as a result of same store total volume growth of 6% and the increase in Medicare reimbursement effective January 1, 2025 partially offset by a shift in our payor mix.
Cost of Service, Inclusive of Depreciation
Overall, our total cost of service increased 6% due to a 3% increase in our total cost per visit and a 3% increase in total visits year over year. The 3% increase in our total cost per visit is primarily due to planned wage increases, wage inflation, employee-related insurance costs and an increase in contract clinicians, salaried clinicians and clinical managers.
General and Administrative Expenses
Our general and administrative expenses increased $6 million due to planned wage increases, employee-related insurance costs and higher information technology costs partially offset by lower incentive compensation costs.
Hospice Segment
The following table summarizes our hospice segment results of operations:

	For the Six-Month Periods Ended June 30,
	2025	2024
Financial Information (in millions):
Medicare	$402.0	$383.7
Non-Medicare	19.1	21.3
Net service revenue	421.1	405.0
Cost of service, inclusive of depreciation	215.7	209.9
Gross margin	205.4	195.1
General and administrative expenses	100.4	96.8
Depreciation and amortization	1.6	1.5
Operating income	$103.4	$96.8
Same Store Growth(1):
Medicare revenue	5%	3%
Hospice admissions	2%	(2%)
Average daily census	1%	—%
Key Statistical Data - Total(2):
Hospice admissions	25,290	24,781
Average daily census	12,947	12,867
Revenue per day, net	$179.73	$172.96
Cost of service per day	$92.05	$89.63
Average discharge length of stay	93	91
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
Operating Results
Overall, our operating income increased $7 million on a $16 million increase in net service revenue primarily due to the increase in reimbursement effective October 1, 2024 and average daily census growth partially offset by planned wage increases, one less calendar day in 2025 versus 2024 and an increase in our general and administrative expenses.

Net Service Revenue
Our net service revenue increased $16 million primarily due to the increase in reimbursement effective October 1, 2024 and a 1% increase in our average daily census partially offset by one less calendar day in 2025 versus 2024.
Cost of Service, Inclusive of Depreciation
Our hospice cost of service increased 3% primarily due to a 3% increase in our cost of service per day resulting from planned wage increases, wage inflation and investments in hospice clinical staffing.
General and Administrative Expenses
Our general and administrative expenses increased $4 million primarily due to planned wage increases, employee-related insurance costs and higher information technology costs.

High Acuity Care Segment
The following table summarizes our high acuity care segment results of operations:

	For the Six-Month Periods Ended June 30,
	2025	2024
Financial Information (in millions):
Medicare	$—	$—
Non-Medicare	20.0	16.2
Net service revenue	20.0	16.2
Cost of service, inclusive of depreciation	14.5	12.2
Gross margin	5.5	4.0
General and administrative expenses	11.0	11.3
Depreciation and amortization	1.7	1.7
Operating loss	$(7.2)	$(9.0)
Key Statistical Data - Total:
Full risk admissions	502	296
Limited risk admissions	1,570	1,297
Total admissions	2,072	1,593
Total admissions growth	30%	38%

Full risk revenue per episode	$11,131	$10,100
Limited risk revenue per episode	$6,691	$6,799

Number of admitting joint ventures	8	9
Operating Results
Our year over year results were impacted by growth in our home recovery care and palliative care services partially offset by lower savings on our risk-based palliative care contract compared to prior year.
We expect our high acuity care segment to continue to generate operating losses; however, we also expect improvement as we leverage our operating structure.
Net Service Revenue
Our net service revenue increased as a result of growth in our home recovery care and palliative care services partially offset by lower savings on our risk-based palliative care contract compared to prior year. Our high acuity care segment achieved its highest total admissions volume since inception during the six-month period ended June 30, 2025.

Cost of Service, Inclusive of Depreciation
The increase in cost of service over prior year is related to growth in volume.
General and Administrative Expenses
Our general and administrative expenses, which primarily consist of salaries and benefits and incentive compensation costs, were relatively flat year over year.
Corporate
The following table summarizes our corporate results of operations:

	For the Six-Month Periods Ended June 30,
	2025	2024
Financial Information (in millions):
General and administrative expenses	$134.5	$130.1
Depreciation and amortization	1.5	1.8
Impairment	0.9	—
Total operating expenses	$136.9	$131.9
Corporate general and administrative expenses increased $4 million year over year, which is inclusive of an increase in merger-related expenses totaling $10 million. Excluding our merger-related expenses, our corporate general and administrative expenses decreased $6 million primarily due to lower legal fees and incentive compensation costs as well as a reduction in corporate support costs partially offset by planned wage increases.

Liquidity and Capital Resources
Cash Flows
The following table summarizes our cash flows for the periods indicated (amounts in millions):

	For the Six-Month Periods Ended June 30,
	2025	2024
Cash provided by operating activities	$63.5	$45.7
Cash used in investing activities	(2.3)	(4.6)
Cash used in financing activities	(27.1)	(22.6)
Net increase in cash, cash equivalents and restricted cash	34.1	18.5
Cash, cash equivalents and restricted cash at beginning of period	303.2	138.9
Cash, cash equivalents and restricted cash at end of period	$337.3	$157.4
Our operating cash flow increased $18 million during the six-month period ended June 30, 2025 compared to the six-month period ended June 30, 2024 primarily due to delays in the billing and collection of accounts receivable in prior year resulting from the Change Healthcare outage described below under "Liquidity." Additionally, current year operating cash flow was impacted by the timing of the payment of accounts payable and accrued expenses.
Our investing activities primarily consist of the purchase of property and equipment, technology assets and investments. Cash used in investing activities totaled $2 million and $5 million during the six-month periods ended June 30, 2025 and 2024, respectively, and was primarily related to the purchase of property and equipment and investments in technology assets.
Our financing activities primarily consist of borrowings under our term loan and/or revolving credit facility, repayments of borrowings, the remittance of taxes associated with shares withheld on non-cash compensation, proceeds related to the exercise of stock options and noncontrolling interest contributions and distributions. Cash used in financing activities totaled $27 million and $23 million during the six-month periods ended June 30, 2025 and 2024, respectively, and was primarily related to the repayment of borrowings and the remittance of taxes associated with shares withheld on non-cash compensation.
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
During the six-month period ended June 30, 2025, we spent $2 million in capital expenditures and investments in technology assets as compared to $4 million during the six-month period ended June 30, 2024. Our capital expenditures and investments in technology assets for 2025 are expected to be approximately $4 million to $6 million, excluding the impact of any future acquisitions.
As of June 30, 2025, we had $337.3 million in cash and cash equivalents and $508.0 million in availability under our $550.0 million Revolving Credit Facility.
Based on our operating forecasts and our debt service requirements, we believe we will have sufficient liquidity to fund our operations, capital requirements and debt service requirements for the next twelve months and beyond.

Outstanding Patient Accounts Receivable
Our patient accounts receivable decreased slightly from December 31, 2024. Our cash collections as a percentage of revenue was 101% and 97% for the six-month periods ended June 30, 2025 and 2024, respectively. Our days revenue outstanding at June 30, 2025 was 40.9 days, which is a decrease of 2.1 days from December 31, 2024 and a decrease of 11.2 days when compared to June 30, 2024, which was impacted by the Change Healthcare outage described above.
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
The following schedules detail our patient accounts receivable, by payor class, aged based upon initial date of service (amounts in millions, except days revenue outstanding):

	0-90	91-180	181-365	Over 365	Total
At June 30, 2025:
Medicare patient accounts receivable	$174.6	$6.8	$0.9	$—	$182.3
Other patient accounts receivable:
Medicaid	20.2	1.7	1.2	—	23.1
Private	81.1	8.1	0.9	—	90.1
Total	$101.3	$9.8	$2.1	$—	$113.2
Total patient accounts receivable					$295.5
Days revenue outstanding (1)					40.9
	0-90	91-180	181-365	Over 365	Total
At December 31, 2024:
Medicare patient accounts receivable	$178.6	$9.7	$0.9	$—	$189.2
Other patient accounts receivable:
Medicaid	19.9	2.0	0.9	—	22.8
Private	76.3	7.0	0.8	—	84.1
Total	$96.2	$9.0	$1.7	$—	$106.9
Total patient accounts receivable					$296.1
Days revenue outstanding (1)					43.0

(1)Our calculation of days revenue outstanding is derived by dividing our ending patient accounts receivable at June 30, 2025 and December 31, 2024 by our average daily net service revenue for the three-month periods ended June 30, 2025 and December 31, 2024, respectively.

Indebtedness
Fourth Amended Credit Agreement
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
As of June 30, 2025 and 2024, we had no outstanding borrowings under our $550.0 million Revolving Credit Facility. Our weighted average interest rate for borrowings under our Amended Term Loan Facility was 6.0% for the three and six-month periods ended June 30, 2025 and 7.3% for the three and six-month periods ended June 30, 2024.
As of June 30, 2025, our availability under our $550.0 million Revolving Credit Facility was $508.0 million as we have no outstanding borrowings and $42.0 million outstanding in letters of credit. We are in compliance with our covenants under the Fourth Amended Credit Agreement.
See Note 5 - Long-Term Obligations to our condensed consolidated financial statements for additional details on our outstanding long-term obligations.
Inflation
Our operations have been materially impacted by the current inflationary environment as we have experienced inflation in our labor costs and healthcare costs. We expect inflation to continue to impact our operations in 2025. As of June 30, 2025, the impacts of inflation on our results of operations have been partially mitigated by rate increases and reorganization initiatives. No assurance can be given as to our ability to offset the impacts of inflation in the future.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from fluctuations in interest rates. Our Term Loan and Revolving Credit Facility carry a floating interest rate which is tied to the Secured Overnight Financing Rate ("SOFR") and the Prime Rate, and therefore, our condensed consolidated income statements and our condensed consolidated statements of cash flows are exposed to changes in interest rates. As of June 30, 2025, the total amount of outstanding debt subject to interest rate fluctuations was $338.1 million. A 1.0% interest rate change would cause interest expense to change by approximately $3.4 million annually, assuming the Company makes no principal repayments.

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
In connection with the preparation of this Quarterly Report on Form 10-Q, as of June 30, 2025, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.
Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2025, the end of the period covered by this Quarterly Report.
Changes in Internal Controls
There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have occurred during the quarter ended June 30, 2025, that have materially impacted, or are reasonably likely to materially impact, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and, based on an evaluation of our controls and procedures, our principal executive officer and our principal financial officer concluded our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2025, the end of the period covered by this Quarterly Report.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides the information with respect to purchases made by us of shares of our common stock during each of the months during the three-month period ended June 30, 2025. The amounts below only relate to employee stock activity as the Merger Agreement limits the Company's ability to repurchase shares of common stock prior to the completion of the Merger, subject to certain exceptions:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
April 1, 2025 to April 30, 2025	593		$92.84	—	$—
May 1, 2025 to May 31, 2025	21,850		96.00	—	—
June 1, 2025 to June 30, 2025	10,414		94.95	—	—
	32,857	(1)	$95.61	—	$—

(1)Includes shares of common stock surrendered to us by certain employees to satisfy tax withholding obligations in connection with the vesting of non-vested stock previously awarded to such employees under our 2018 Omnibus Incentive Compensation Plan.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
On May 19, 2025, Allyson Guidroz, our Chief Accounting Officer, adopted a 10b5-1 trading plan. The adoption of such 10b5-1 trading plan occurred during an open trading window and complied with the Company’s policies on insider trading. The first trade will not occur until August 18, 2025, at the earliest. Ms. Guidroz’s plan is for the sale of up to 4,774 shares of our common stock, based on limit orders at a specified price in accordance with the plan and terminates on the earlier of the date all the shares under the plan are sold or August 7, 2026.

ITEM 6. EXHIBITS
The exhibits marked with the cross symbol (†) are filed and the exhibits marked with a double cross (††) are furnished with this Form 10-Q. Any exhibits marked with the asterisk symbol (*) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

3.1	Composite of Certificate of Incorporation of the Company inclusive of all amendments through June 14, 2007	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	0-24260	3.1

3.2	Composite of By-Laws of the Company inclusive of all amendments through December 14, 2022	The Company’s Current Report on Form 8-K filed on December 16, 2022	0-24260	3.1

10.1	Fourth Amendment to Amended and Restated Credit Agreement, dated as of April 17, 2025, by and among Amedisys, Inc. and Amedisys Holding, L.L.C., as the borrowers, the Guarantors party thereto, the Lending party thereto Bank of America, N.A., as Administrative Agent, 'Swingline' Lender and L/C Issuer, and JPMorgan Chase Bank, N.A. as a lender and letter of credit issuer.	The Company’s Current Report on Form 8-K filed on April 23, 2025	0-24260	10.1

†31.1	Certification of Richard Ashworth, President and Chief Executive Officer (principal executive officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2	Certification of Scott G. Ginn, Chief Operating Officer, Executive Vice President and Chief Financial Officer (principal financial officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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
Date: July 30, 2025